Form 10-Q
period 1998-03-31
CURAGEN CORP
filed 1998-05-13
CIK 1030653

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO
                           ________________

                       Commission File Number    0-23223

                              CURAGEN CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                              06-1331400
 STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)



           555 LONG WHARF DRIVE, 11TH FLOOR, NEW HAVEN, CONNECTICUT      06511
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)          (ZIP CODE)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (203) 401-3330

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [_]  NO [X]

   The number of shares outstanding of the Registrant's Common Stock as of April 30, 1998 was 13,120,207.

                              CURAGEN CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I. Financial Information                                                               PAGE
                                                                                            ----
          Item 1.   Financial Statements

                    Condensed Balance Sheets,
                    March 31, 1998 (unaudited) and December 31, 1997                           3

                    Condensed Statements of Operations,
                    for the Three Months Ended March 31, 1998 and 1997 (unaudited)             4

                    Condensed Statements of Cash Flows,
                    for the Three Months Ended March 31, 1998 and 1997 (unaudited)             5

                    Notes to Condensed Financial Statements (unaudited)                        6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   7 - 10

PART II. Other Information

          Item 2.   Changes in Securities and Use of Proceeds                                 11

          Item 4.   Submission of Matters to a Vote of Security Holders                       12

          Item 6.   Exhibits and Reports on Form 8-K                                          12

Signatures                                                                                    13

Exhibit Index                                                                                 14

                              CURAGEN CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                    1998               1997
                                                                             ------------------ ------------------
                                                                                (unaudited)         (audited)
                                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $53,815,461        $17,417,161
    Grants receivable                                                                  906,911            421,564
    Accounts receivable                                                                   -               166,750
    Prepaid expenses                                                                   552,182            157,480
    Stock issuance costs                                                                  -             1,083,251
    Other current assets                                                                 4,133             13,883
                                                                             ------------------ ------------------
      Total current assets                                                          55,278,687         19,260,089
                                                                             ------------------ ------------------

Property and equipment, net                                                          8,614,596          6,920,196
Other assets                                                                           406,298            338,744
                                                                              -----------------  -----------------
Total assets                                                                       $64,299,581        $26,519,029
                                                                              =================  =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $2,977,332         $1,106,134
    Accrued payroll - related party                                                    308,125            308,125
    Accrued expenses                                                                   670,500          1,345,262
    Deferred revenue                                                                 1,000,000            375,000
    Current portion of obligations under capital leases                              1,364,382          1,386,896
                                                                             ------------------ ------------------
      Total current liabilities                                                      6,320,339          4,521,417
                                                                             ------------------ ------------------

Long-term liabilities:
    Deferred rent                                                                      282,074            227,972
    Interest payable                                                                    21,000             21,000
    Obligations under capital leases, net of current portion                         3,818,894          4,126,153
                                                                             ------------------ ------------------
      Total long-term liabilities                                                    4,121,968          4,375,125
                                                                             ------------------ ------------------

Commitments and contingencies

Redeemable Common Stock                                                                   -             3,940,312
                                                                             ------------------ ------------------

Stockholders' equity:
    Preferred Stock                                                                       -             1,459,196
    Common Stock                                                                       128,452             85,801
    Additional paid-in capital                                                      68,500,420         23,861,665
    Accumulated deficit                                                            (13,678,535)       (10,511,023)
    Unamortized stock based compensation                                            (1,093,063)        (1,213,464)
                                                                             ------------------ ------------------
      Total stockholders' equity                                                    53,857,274         13,682,175
                                                                             ------------------ ------------------
Total liabilities and stockholders' equity                                         $64,299,581        $26,519,029
                                                                              =================  =================

           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                    1998             1997
                                                               -------------     ------------
Revenue:
 Grant revenue                                                      $989,572         $732,288
 Collaboration revenue                                             1,000,000          500,250
                                                               -------------     ------------
   Total revenue                                                   1,989,572        1,232,538
                                                               -------------     ------------

Operating expenses:
 Grant research                                                      672,153        1,055,875
 Collaborative research and development                            3,142,553          325,355
 General and administrative                                        1,378,990          296,535
                                                               -------------     ------------
   Total operating expenses                                        5,193,696        1,677,765
                                                               -------------     ------------

Loss from operations                                              (3,204,124)        (445,227)
Interest income (expense), net                                        36,611          (91,257)
                                                               ------------------------------

Net loss                                                          (3,167,513)        (536,484)
Preferred dividends                                                 (508,435)         (17,106)
                                                               -------------     ------------

Net loss attributable to common stockholders                     ($3,675,948)       ($553,590)
                                                               =============     ============

Basic and diluted net loss per share attributable to
   common stockholders                                                ($0.40)          ($0.10)
                                                               =============   ==============

Weighted average number of shares used in computing
   basic and diluted net loss per share attributable to
   common stockholders                                             9,187,491        5,522,022
                                                               =============   ==============

           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                     1998           1997
                                                                                ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         ($3,167,513)     ($536,484)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                                     578,988        206,007
   Non-monetary compensation                                                         170,401          4,841
Changes in assets and liabilities:
   Grants receivable                                                                (485,347)       (88,430)
   Accounts receivable                                                               166,750        200,000
   Stock subscriptions receivable                                                     -             (17,200)
   Prepaid expenses                                                                 (394,702)       (24,033)
   Other current assets                                                                9,750        (39,075)
   Other assets                                                                      (71,566)       (86,140)
   Accounts payable                                                                1,871,198        300,713
   Accrued expenses                                                                 (674,762)      (529,424)
   Deferred revenue                                                                  625,000        180,000
   Deferred rent                                                                      54,102         -
   Interest payable                                                                   -              60,382
                                                                                -------------  -------------
Net cash used in operating activities                                             (1,317,701)      (368,843)
                                                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                         (2,217,852)      (811,531)
   Loans to related parties                                                          (50,000)       (50,000)
                                                                                -------------  -------------
Net cash used in investing activities                                             (2,267,852)      (861,531)
                                                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                            (385,351)      (133,455)
   Proceeds from issuance of Common Stock                                         45,499,980         -
   Proceeds from issuance of Preferred Stock                                          -          11,950,160
   Proceeds from exercise of employee stock options                                   34,380         -
   Redemption of Series B Preferred Stock                                         (1,967,631)        -
   Payments of stock issuance costs                                               (3,197,525)        -
                                                                                -------------  -------------
Net cash provided by financing activities                                         39,983,853     11,816,705
                                                                                -------------  -------------

Net increase in cash and cash equivalents                                         36,398,300     10,586,331
Cash and cash equivalents, beginning of year                                      17,417,161      3,298,642
                                                                                -------------  -------------
Cash and cash equivalents, end of period                                         $53,815,461     13,884,973
                                                                                =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                       $219,004        $61,513
                                                                                =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING TRANSACTIONS:
Reduction of accrued expenses upon issuance of Common Stock                           -            $162,958
                                                                                =============  =============
Obligations under capital leases                                                     $51,533       $396,766
                                                                                =============  =============

           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. Interim results are not necessarily indicative of the results that may be expected for the entire year.

     The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 contained in the Company's Registration Statement on Form S-1 (File No. 333-38051) filed with the Securities and Exchange Commission and declared effective on March 17, 1998.

2.  INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENTS

     On March 23, 1998, the Company completed its initial public offering of 3,000,000 shares of Common Stock at $11.50 per share. In addition, Biogen, Inc. and Genentech, Inc., two of the Company's collaborative partners and existing stockholders, and the University of Florida Research Foundation, Inc., purchased an aggregate of $11,000,000 of the Company's Common Stock in private placements concurrent with the initial public offering, at a price of $11.50 per share. As of March 31, 1998, the combined net proceeds raised by the Company from the offering and the concurrent private placements were $41,200,000.

3.  SUBSEQUENT EVENTS

     The Company announced the expansion of its ongoing gene discovery collaboration with Pioneer Hi-Bred International, Inc. ("Pioneer") in a press release dated April 15, 1998. The expansion is expected to double Pioneer's annual funding to the Company from $2.5 million per year to a minimum of $5 million. Under the expansion, Pioneer and the Company will continue to apply the Company's integrated GeneCalling(TM) process, including proprietary technologies and information systems, to discover genes responsible for agricultural seed product performance.

     On April 21, 1998, the Company sold an additional 275,000 shares of Common Stock to the underwriters, at $11.50 per share, in connection with the underwriters' exercise of their over-allotment option. Additional net proceeds of $2,900,000 were raised through the exercise of the over-allotment option.

4.  RECENTLY ENACTED PRONOUNCEMENTS

     The AICPA has issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; 2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company will adopt this pronouncement in 1999 and has not yet determined the effect of SOP 98-1 on its financial statements.

                              CURAGEN CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the sections of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on March 17, 1998, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OVERVIEW

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of March 31, 1998, the Company had an accumulated deficit of $13,678,535. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

In March 1998, the Company completed its initial public offering of 3,000,000 shares of its Common Stock and received net proceeds of $30.2 million. Concurrently with completion of the initial public offering, the Company privately placed an aggregate of 956,520 shares of Common Stock and received net proceeds of $5.0 million each from Biogen, Inc. ("Biogen") and Genentech, Inc. ("Genentech"), two of the Company's collaborative partners and existing stockholders, and $1.0 million from the University of Florida Research Foundation, Inc. Accordingly, the combined net proceeds raised by the Company from the offering and the concurrent private placements were $41.2 million. In addition, in April 1998, the Company's underwriters exercised their option to purchase an additional 275,000 shares of Common Stock at a price of $11.50 per share to cover over-allotments, providing CuraGen with additional net proceeds of $2.9 million.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

Revenue. Revenue for the three months ended March 31, 1998 of $1,989,572 represented an increase of $757,034 or 61% compared to $1,232,538 for the first three months of 1997. The increase was largely due to additional collaboration revenue of $500,000 recorded in 1998, primarily under the Company's arrangements with Pioneer Hi-Bred International, Inc. ("Pioneer") and Biogen. The remainder of the revenue increase was due to growth in grant revenue by approximately $257,000, as a result of the timing of certain reimbursable expenses. Commencing during the second quarter of 1998, it is anticipated the Company will receive quarterly payments of approximately $1,250,000 from Pioneer as a result of the expansion of their ongoing gene discovery collaboration, provided all expected milestones are achieved.

Operating Expenses. Grant research expenses for the three months ended March 31, 1998 of $672,153 represented a decrease of $383,722, or 36%, compared to $1,055,875 for the first three months of 1997. The decrease in grant research expenses was primarily attributable to the completion of two federal grants during the first and second months of the first quarter of 1998, thereby decreasing the cost incurred by the Company in support of these grants.

As a result of the completion of the two federal grants, the Company foresees a continued decline in grant research expenses during the remainder of 1998, unless additional grant awards are received.

Collaborative research and development expenses for the three months ended March 31, 1998 of $3,142,553 represented an increase of $2,817,198 or 866%, compared to $325,355 for the first three months of 1997. The increase in collaborative research and development expenses was primarily attributable to increased expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of the Company's internal and collaborative research efforts. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's strategic collaborations and internal research.

General and administrative expenses for the three months ended March 31, 1998 were $1,378,990, an increase of $1,082,455 or 365%, compared to $296,535 for the first three months of 1997. The increase was primarily attributable to the expansion of administration facilities, the incurrence of related depreciation expense and the hiring of additional personnel as the Company increased its executive and administrative staffing in anticipation of becoming a public company and supporting its future growth. Over the next several years, the Company anticipates that increases in general and administrative expenses will become more proportionate to percentage increases in revenue and collaborative research and development expenses.

Interest Income (Expense), Net. Net interest income for the three months ended March 31, 1998 of $36,611 increased $127,868, or 140%, compared to net interest expense of $91,257 for the first three months of 1997. This increase was due to gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from its initial public offering and other private placements of securities. Gross interest expense for the three months ended March 31, 1998 of $223,786 represented an increase of $98,888, or 79%, compared to $124,898 for the first three months of 1997. This increase in interest expense was primarily attributable to additional capital lease obligations for equipment entered into during the last twelve months, which enabled the Company to support its research and development activities.

Net Loss Attributable to Common Stockholders. For the three months ended March 31, 1998, the Company reported a net loss attributable to common stockholders of $3,675,948 or ($0.40) per share as compared to $553,590 or ($0.10) per share in the first three months of 1997. Since inception, the Company has incurred operating losses, and as of March 31, 1998 had an accumulated deficit of $13,678,535, and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $53.8 million in cash and cash equivalents, compared to $17.4 million as of December 31, 1997. This increase primarily reflects the Company's initial public offering with net proceeds of $41.2 million which included its concurrent private placements with Biogen, Genentech and the University of Florida Research Foundation, Inc. The Company has financed its operations since inception primarily through private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of March 31, 1998, the Company had recognized $14,169,676 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on the Company's business.

The Company reported Redeemable Common Stock of $3,940,312 on its financial statements at December 31, 1997, which represented 291,875 shares of Common Stock that were issued to Connecticut Innovations, Inc. ("CII") pursuant to a non-detachable stock subscription warrant and were putable to the Company under certain conditions.

Pursuant to an agreement between CII and the Company, the put right relating to such shares terminated upon the closing of the Company's initial public offering. Accordingly, the Redeemable Common Stock converted into Common Stock on March 23, 1998.

In March 1997, the Company also issued 175,000 shares of Series B Preferred Stock. Upon completing a qualified equity financing, as defined in the Series B Preferred Stock Agreement, the Company was entitled to redeem all of the shares of the Series B Preferred Stock. The completion of the Company's initial public offering satisfied such requirement, and accordingly, on March 23, 1998, the Company redeemed all of such Series B Preferred Stock for an aggregate redemption price of $1,750,000, plus accrued dividends and dividends in arrears.

The Company's investing activities, other than purchases and sales of cash equivalent securities, have consisted entirely of acquisitions of equipment and expenditures for leasehold improvements. At March 31, 1998, the Company's gross investment in equipment, computers and leasehold improvements since inception was $10,767,551. At March 31, 1998 equipment with a gross book value of $6,644,587 secures the Company's equipment financing facility. The Company had no material commitments for capital expenditures at March 31, 1998.

Net cash used in operating activities was $1,317,701 for the three months ended March 31, 1998, compared to $368,843 for the three months ended March 31, 1997. The increase of $948,858 resulted from an increase in the Company's net loss, offset by increases in accounts payable, deferred revenue, depreciation and amortization, non-monetary compensation and deferred rent.

As of March 31, 1998, the Company had net operating loss carryforwards of approximately $11,990,000 to offset federal and state income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2008 and 1998, respectively. The Company also had research and development tax credit carryforwards at March 31, 1998, estimated to be approximately $703,000 and $1,746,000 for federal and state income tax purposes, respectively.

YEAR 2000 ISSUE

The Company does not anticipate incurring any material costs related to Year 2000 issues, as its computer applications use four digits to identify a year in the field date. Additionally, the Company does not believe that it will incur material costs in order to resolve the Year 2000 problems of entities with which it electronically interacts.

RECENTLY ENACTED PRONOUNCEMENTS

The AICPA has issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; 2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and
3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company will adopt this pronouncement in 1999 and has not yet determined the effect of SOP 98-1 on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected funding under the Pioneer collaboration and future levels of general and administrative expenses. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risk and uncertainties discussed throughout this report.

                         PART II  - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 23, 1998, the Company raised gross proceeds of $11.0 million by completing three separate private placements of an aggregate of 956,520 shares of its Common Stock at a price of $11.50 per share. Biogen, Genentech and the University of Florida Research Foundation, Inc. purchased 434,782, 434,782 and 86,956 shares of Common Stock, respectively, through these private placements.

In January 1998, seven individuals exercised options to purchase an aggregate of 16,700 shares of the Company's Common Stock for an aggregate purchase price of $34,380.

No underwriters were involved in the foregoing offers and sales of securities. Such offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or in the case of options to purchase Common Stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

In connection with the Company's initial public offering, the Company registered a maximum aggregate offering price of $40.0 million and on March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective. Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Bear, Stearns & Co. Inc. served as managing underwriters of the offering. On March 23, 1998 the Company sold 3,000,000 shares of its Common Stock at $11.50 per share to the underwriters. On April 21, 1998, the Company sold an additional 275,000 shares of its Common Stock to the underwriters at $11.50 per share in connection with the underwriters' exercise of their over-allotment option. The maximum number of shares exercisable under the over-allotment option, which expired on April 17, 1998, was 450,000 shares of Common Stock. The total aggregate amount of the offering was $37,662,500.

The following table sets forth all expenses, including underwriting discounts and commissions, payable by the Company in connection with the sale of 3,275,000 shares of Common Stock registered in the offering, as well as the net offering proceeds after deducting all such expenses:

     Gross Proceeds                                                    $37,662,500
     Underwriting Discounts and Commission                               2,636,375
     Finder's Fee                                                                0
     Expenses Paid to or for Underwriters                                        0
     Other Expenses                                                      1,865,775
     Total Expenses                                                      4,502,150
                                                                       -----------
     Net offering proceeds to Company after expenses                   $33,160,350
                                                                       ===========

The following table sets forth the Company's cumulative use of proceeds as of March 31, 1998:

     Construction of plant, building and facilities                    $         0
     Purchase and installation of machinery and
      equipment                                                                  0
     Purchase of Real Estate                                                     0
     Acquisition of other businesses                                             0
     Repayment of Indebtedness                                           1,967,631
     Working Capital                                                             0
     Temporary Investments:
       Cash and cash equivalents                                        28,251,594
     All other purposes                                                          0

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 1998, the Company held its annual meeting of stockholders. At the meeting, the Company's stockholders elected Jonathan M. Rothberg, Ph.D., Gregory
T. Went, Ph.D., Richard H. Booth, Vincent T. DeVita, Jr., M.D., Robert E. Patricelli and James L. Vincent to serve as Directors of the Company. In addition, the Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1998. 7,602,894 shares voted in favor of electing each director nominee and 7,602,894 shares voted in favor of ratification of the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent public accountants. There were no votes against either proposal and there were no abstentions.

On February 20, 1998, certain stockholders of the Company acted by written consent in lieu of a special meeting to amend the Company's Certificate of Incorporation. The amendment to the Certificate of Incorporation provided that each share of the Company's Series A, C, D and E Preferred Stock would automatically convert into one share of the Company's Common Stock if the Company's initial public offering was declared effective by the Securities and Exchange Commission before August 1, 1998. Prior to the amendment, the Certificate of Incorporation provided that each share of the Company's Series A, C, D and E Preferred Stock would automatically convert into one share of the Company's Common Stock if the Company's initial public offering was declared effective by the Securities and Exchange Commission before March 1, 1998. 6,705,562 shares voted in favor of the amendment. There were no votes against the amendment and there were no abstentions.

On March 12, 1998, certain stockholders of the Company acted by written consent in lieu of a special meeting to adopt the Company's 1997 Employee, Director and Consultant Stock Plan and to amend and restate the Company's Certificate of Incorporation, which amendment was effective upon the consummation of the initial public offering. 6,705,562 shares voted in favor of the amendment. There were no votes against the amendment and there were no abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

            Exhibit 11 - Computation of Net Loss Per Share Attributable to
                         Common Stockholders

            Exhibit 27 - Financial Data Schedule


          B.   REPORTS ON FORM 8-K
            No reports on Form 8K were filed during the three months ended March 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated: May 13, 1998                 CuraGen Corporation


                                    By: /s/  Jonathan M. Rothberg, Ph.D.
                                      ----------------------------------
                                    Jonathan M. Rothberg, Ph.D.
                                    Chief Executive Officer, President and
                                    Chairman of the Board



                                    By: /s/  David M. Wurzer
                                        --------------------
                                    David M. Wurzer
                                    Executive Vice-President, Treasurer
                                    and Chief Financial Officer

                              CURAGEN CORPORATION

                                 EXHIBIT INDEX




No. 11    Computation of Net Loss Per Share Attributable to Common Stockholders

No. 27    Financial Data Schedule