Form 10-Q
period 1998-06-30
CURAGEN CORP
filed 1998-08-12
CIK 1030653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM   TO

                                ----------------

                         Commission File Number 0-23223

                               CURAGEN CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                06-1331400
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)



      555 Long Wharf Drive, 11th Floor, New Haven, Connecticut      06511
              (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code: (203) 401-3330


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       The number of shares outstanding of the Registrant's Common Stock as of July 31, 1998 was 13,160,107.

                               CURAGEN CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I. Financial Information                                                             Page
                                                                                          ----
        Item 1. Financial Statements

                Condensed Balance Sheets,
                June 30, 1998 (unaudited) and December 31, 1997                              3

                Condensed Statements of Operations,
                for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)        4

                Condensed Statements of Cash Flows,
                for the Six Months Ended June 30, 1998 and 1997 (unaudited)                  5

                Notes to Condensed Financial Statements (unaudited)                      6 - 7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     8 - 10


PART II. Other Information


        Item 2. Changes in Securities and Use of Proceeds                                   11

        Item 5. Other Information                                                           11

        Item 6. Exhibits and Reports on Form 8-K                                            12

Signatures                                                                                  13

Exhibit Index                                                                               14

                              CURAGEN CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                                     JUNE 30,              DECEMBER 31,
                                                                                      1998                    1997
                                                                                    ---------             --------------
                                                                                    (UNAUDITED)             (AUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                   $ 53,980,805            $ 17,417,161
      Grants receivable                                                                725,663                 421,564
      Accounts receivable                                                                    -                 166,750
      Prepaid expenses                                                                 517,031                 157,480
      Stock issuance costs                                                                   -               1,083,251
      Other current assets                                                               1,300                  13,883
                                                                                  ------------            ------------
           Total current assets                                                     55,224,799              19,260,089
                                                                                  ------------            ------------

Property and equipment, net                                                         11,989,604               6,920,196
Other assets                                                                           567,010                 338,744
                                                                                  ------------            ------------
Total assets                                                                      $ 67,781,413            $ 26,519,029
                                                                                  ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                            $  3,436,539            $  1,106,134
      Accrued payroll - related party                                                        -                 308,125
      Accrued expenses                                                                 579,351               1,345,262
      Deferred revenue                                                               1,250,000                 375,000
      Current portion of obligations under capital leases                            1,713,522               1,386,896
                                                                                  ------------            ------------
           Total current liabilities                                                 6,979,412               4,521,417
                                                                                  ------------            ------------
Long-term liabilities:
      Deferred rent                                                                    267,228                 227,972
      Interest payable                                                                  21,000                  21,000
      Obligations under capital leases, net of current portion                       6,034,111               4,126,153
                                                                                  ------------            ------------
           Total long-term liabilities                                               6,322,339               4,375,125
                                                                                  ------------            ------------

Commitments and contingencies

Redeemable Common Stock                                                                      -               3,940,312
                                                                                  ------------            ------------
Stockholders' equity:
      Preferred Stock                                                                        -               1,459,196
      Common Stock                                                                     131,601                  85,801
      Additional paid-in capital                                                    71,498,276              23,861,665
      Accumulated deficit                                                          (16,177,553)            (10,511,023)
      Unamortized stock based compensation                                            (972,662)             (1,213,464)
                                                                                  ------------            ------------
           Total stockholders' equity                                               54,479,662              13,682,175
                                                                                  ------------            ------------
Total liabilities and stockholders' equity                                        $ 67,781,413            $ 26,519,029
                                                                                  ============            ============


           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                            1998             1997             1998             1997
                                                       ------------     ------------     ------------     ------------
Revenue:
    Grant revenue                                      $  1,090,626     $  1,158,761     $  2,080,198     $  1,891,049
    Collaboration revenue                                 1,625,000          488,333        2,625,000          988,583
                                                       ------------     ------------     ------------     ------------
         Total revenue                                    2,715,626        1,647,094        4,705,198        2,879,632
                                                       ------------     ------------     ------------     ------------
Operating expenses:
    Grant research                                          435,546        1,411,686        1,107,699        2,467,561
    Collaborative research and development                3,653,524          954,422        6,796,077        1,279,777
    General and administrative                            1,696,627          683,956        3,075,617          980,491
                                                       ------------     ------------     ------------     ------------
         Total operating expenses                         5,785,697        3,050,064       10,979,393        4,727,829
                                                       ------------     ------------     ------------     ------------

Loss from operations                                     (3,070,071)      (1,402,970)      (6,274,195)      (1,848,197)
Interest income (expense), net                              571,054          (57,116)         607,665         (148,373)
                                                       ------------     ------------     ------------     ------------

Net loss                                                 (2,499,017)      (1,460,086)      (5,666,530)      (1,996,570)
Preferred dividends                                               -          (17,106)        (508,435)         (34,212)
                                                       ------------     ------------     ------------     ------------

Net loss attributable to common stockholders            ($2,499,017)     ($1,477,192)     ($6,174,965)     ($2,030,782)
                                                       ============     ============     ============     ============

Basic and diluted net loss per share attributable
   to common stockholders                                    ($0.19)          ($0.18)          ($0.55)          ($0.29)
                                                       ============     ============     ============     ============

Weighted average number of shares used in
   computing basic and diluted net loss per share
   attributable to common stockholders                   13,059,502        8,239,913       11,134,192        6,888,476
                                                       ============     ============     ============     ============

           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       ----------------------------------
                                                                           1998                   1997
                                                                       ------------           -----------
    Cash flows from operating activities:
    Net loss                                                            ($5,666,530)        ($1,996,570)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                  1,192,377             537,704
           Non-monetary compensation                                        290,802             223,508
    Changes in assets and liabilities:
           Grants receivable                                               (304,099)           (752,554)
           Accounts receivable                                              166,750             100,000
           Prepaid expenses                                                (359,551)            (55,052)
           Other current assets                                              12,583              11,031
           Other assets                                                    (181,917)           (122,440)
           Accounts payable                                               2,330,405             528,986
           Accrued payroll - related party                                 (308,125)              -
           Accrued expenses                                                (765,913)           (326,204)
           Deferred revenue                                                 875,000             565,000
           Deferred rent                                                     39,256             119,767
           Interest payable                                                   -                 259,316
                                                                       ------------        -------------
    Net cash used in operating activities                                (2,678,962)           (907,508)
                                                                       ------------        -------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisitions of property and equipment                        (6,196,610)         (1,165,526)
           Loans to related parties                                        (110,000)            (50,000)
                                                                       ------------        ------------

    Net cash used in investing activities                                (6,306,610)         (1,215,526)
                                                                       ------------        ------------
    CASH FLOWS FROM  FINANCING ACTIVITIES:
           Payments on capital lease obligations                           (807,979)           (291,403)
           Proceeds from issuance of Preferred Stock                          -              20,387,203
           Redemption of Series B Preferred Stock                        (1,967,631)             -
           Proceeds from issuance of Common Stock                        48,662,480              -
           Proceeds from exercise of employee stock options                 105,780              -
           Proceeds from sale-leaseback of equipment                      2,982,927              -
           Payments of stock issuance costs                              (3,426,361)             -
                                                                       ------------        ------------
    Net cash provided by financing activities                            45,549,216          20,095,800
                                                                       ------------        ------------
    Net increase in cash and cash equivalents                            36,563,644          17,972,766
    Cash and cash equivalents, beginning of period                       17,417,161           3,298,642
                                                                       ------------        ------------
    Cash and cash equivalents, end of period                           $ 53,980,805        $ 21,271,408
                                                                       ============        ============
    SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                      $    663,505        $    125,600
                                                                       ============        ============
    SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING TRANSACTIONS:
    Reduction of note and related interest payable upon exercise
     of common stock warrants                                                 -            $  1,485,644
                                                                       ============        ============
    Reduction of accrued expenses upon issuance of Common Stock               -            $    162,958
                                                                       ============        ============
    Obligations under capital leases                                   $  3,034,460        $  1,287,833
                                                                       ============        ============
    Adjustment of Redeemable Common Stock                                      -           $  2,454,668
                                                                       ============        ============

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

2.  Initial Public Offering and Concurrent Private Placements

     On March 23, 1998, the Company completed its initial public offering of 3,000,000 shares of Common Stock at $11.50 per share. In addition, Biogen, Inc. and Genentech, Inc., two of the Company's collaborative partners and existing stockholders, and the University of Florida Research Foundation, Inc. purchased an aggregate of $11,000,000 of the Company's Common Stock in private placements concurrent with the initial public offering, at a price of $11.50 per share. On April 21, 1998, the Company sold an additional 275,000 shares of Common Stock to the underwriters, at $11.50 per share, in connection with the underwriters' exercise of their over-allotment option. Additional net proceeds of approximately $2,900,000 were raised through the exercise of the over-allotment option.

3.  Pioneer Hi-Bred Collaboration Agreement Expansion

     The Company announced the expansion of its ongoing gene discovery collaboration with Pioneer Hi-Bred International, Inc. ("Pioneer") in a press release dated April 15, 1998. The expansion doubled Pioneer's annual funding to the Company from $2.5 million per year to a minimum of $5 million. Under the expansion, Pioneer and the Company will continue to apply the Company's integrated GeneCalling(TM) process, including proprietary technologies and information systems, to discover genes responsible for agricultural seed product performance.

4.  Leases

    Capital Leases

     In June 1998, the Company signed a $5.0 million lease-financing commitment to purchase various laboratory, office and computer equipment and to make tenant improvements. The lease commitment provides for payment terms of 60 months per individual lease schedule with interest rates of approximately 9.75%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at 11% of the fair market value of the equipment. As of June 30, 1998, net proceeds of approximately $3.0 million had been received under this lease financing commitment. The remaining lease line of approximately $2.0 million is anticipated to be utilized before year-end.

                               CURAGEN CORPORATION

                                   (unaudited)


    Operating Leases

     In May 1998, the Company entered into a new lease relating to its technology development laboratory in Branford, Connecticut. Under the new lease, the Company increased its leased space from 8,000 to 32,000 square feet and extended the term of the lease from May 1998 to May 2000. The Company may renew the lease for three additional terms of two years each.

     The future minimum rental payments for the operating lease are as follows as of June 30, 1998:

                        Year
                        ----
                        1998                      $84,375
                        1999                      337,500
                        2000                      140,625
                                        ------------------
                        Total                    $562,500
                                        ==================


5.  Recently Enacted Pronouncements

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

                               CURAGEN CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the sections of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on March 17, 1998, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Overview

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of June 30, 1998, the Company had an accumulated deficit of $16,177,553. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

In March 1998, the Company completed an initial public offering of 3,000,000 shares of its Common Stock and received net proceeds of $30.2 million. Concurrently with completion of the initial public offering, the Company privately placed an aggregate of 956,520 shares of Common Stock and received net proceeds of $5.0 million each from Biogen, Inc. ("Biogen") and Genentech, Inc. ("Genentech"), two of the Company's collaborative partners and existing stockholders, and $1.0 million from the University of Florida Research Foundation, Inc. Accordingly, the combined net proceeds raised by the Company from the offering and the concurrent private placements were $41.2 million. In addition, in April 1998, the Company's underwriters exercised their option to purchase an additional 275,000 shares of Common Stock at a price of $11.50 per share to cover over-allotments, providing CuraGen with additional net proceeds of $2.9 million.


Results of Operations

Three and Six Months Ended June 30, 1998 and 1997

Revenue. Revenue for the three and six months ended June 30, 1998 was $2,715,626 and $4,705,198, respectively, an increase of $1,068,532 and $1,825,566, or 65%
and 63%, respectively, as compared to $1,647,094 and $2,879,632 for the corresponding periods in 1997. The increases during both periods were largely due to additional collaboration revenue recorded in 1998, primarily under the Company's arrangements with Pioneer Hi-Bred International, Inc. ("Pioneer") and Biogen. Beginning in April 1998, Pioneer doubled its annual collaboration funding to the Company to a minimum of $5.0 million.

Operating Expenses. Grant research expenses for the three and six months ended June 30, 1998 of $435,546 and $1,107,699 represented a decrease of $976,140 and $1,359,862, or 69% and 55%, respectively, compared to $1,411,686 and $2,467,561 for the three and six months ended June 30, 1997. The decreases in grant research expenses were primarily attributable to the completion of two federal grants during the first quarter of 1998, thereby decreasing the costs incurred by the Company in support of these grants. As a result of the completion of the two federal grants, the Company foresees a continued decline in grant research expenses during the remainder of 1998, unless additional grant awards are received.

Collaborative research and development expenses for the three and six months ended June 30, 1998 were $3,653,524 and $6,796,077, respectively, compared to $954,422 and $1,279,777 for the three and six months ended June 30, 1997. The increases of $2,699,102 and $5,516,300 for the three and six months ended June 30, 1998, respectively, were primarily attributable to increased expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of the Company's internal and collaborative research efforts. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's collaborations and internal research.

General and administrative expenses for the three months ended June 30, 1998 increased 148% to $1,696,627 as compared to $683,956 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, general and administrative expenses were $3,075,617 and $980,491, respectively, an increase of $2,095,126 or 214%. These increases were primarily attributable to the expansion of administration facilities, the incurrence of related depreciation expense, payment of legal fees, amortization of stock-based compensation and hiring of additional personnel to support the future growth of the Company. Over the next several years, the Company anticipates that percentage increases in general and administrative expenses will become more proportionate to percentage increases in revenue and collaborative research and development expenses.

Interest Income (Expense), Net. Net interest income for the three months ended June 30, 1998 of $571,054 increased $628,170 compared to net interest expense of $57,116 for the first three months of 1997. For the six months ended June 30, 1998, net interest income of $607,665 increased $756,038 as compared to net interest expense of $148,373 for the corresponding period in 1997. These increases were primarily a result of gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from its initial public offering and other private placements of securities. Gross interest expense for the six months ended June 30, 1998 of $462,283 represented an increase of $76,084, or 20%, compared to $386,199 for the first six months of 1997. This increase in gross interest expense was primarily attributable to additional capital lease obligations for equipment entered into during the last twelve months, which enabled the Company to support its research and development activities.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 1998, the Company reported a net loss attributable to common stockholders of $2,499,017 or ($0.19) per share as compared to $1,477,192 or ($0.18) per share in the first three months of 1997. Since inception, the Company has incurred operating losses, and as of June 30, 1998 had an accumulated deficit of $16,177,553 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.


Liquidity and Capital Resources

As of June 30, 1998, the Company had approximately $54.0 million in cash and cash equivalents, compared to $17.4 million as of December 31, 1997. This increase primarily reflects the Company's initial public offering with net proceeds of $41.2 million, which included its concurrent private placements with Biogen, Genentech and the University of Florida Research Foundation, Inc. The Company has financed its operations since inception primarily through private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of June 30, 1998, the Company had recognized $16,885,302 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on the Company's business.

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At June 30, 1998, the Company's gross investment in equipment, computers and leasehold improvements since inception was $14,746,309. At June 30, 1998 equipment with a gross book value of $9,464,312 secures the Company's equipment financing facility. However, the Company anticipates that the remaining net proceeds of approximately $2.0 million from its available lease line will be utilized for capital expenditures over the next six months primarily for purchases of additional equipment and tenant improvements in support of the laboratory expansions at the Branford, CT and greater-Gainesville, FL locations. The Company had no material commitments for capital expenditures at June 30, 1998.

Net cash used in operating activities was $2,678,962 for the six months ended June 30, 1998, compared to $907,508 for the same period ended June 30, 1997. The increase of $1,771,454 can be attributed to an increase in the Company's net loss, primarily offset by increases in grants receivable, prepaid expenses, accounts payable, deferred revenue, depreciation and amortization, amortization of stock-based compensation and deferred rent.

As of June 30, 1998, the Company had net operating loss carryforwards of approximately $14,300,000 to offset federal and state income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2008 and 1998, respectively. The Company also had research and development tax credit carryforwards at June 30, 1998, estimated to be approximately $927,000 and $3,350,000 for federal and state income tax purposes, respectively.

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

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of operating expenses. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risk and uncertainties discussed throughout this report.

Part II  - Other Information

Item 2.   Changes in Securities and Use of Proceeds

In connection with the Company's initial public offering, the Company sold 3,275,000 shares of Common Stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth the Company's cumulative use of net offering proceeds as of June 30, 1998:


       Construction of plant, building and facilities                    $0
       Purchase and installation of machinery and equipment       1,098,330
       Purchase of Real Estate                                            0
       Acquisition of other businesses                                    0
       Repayment of indebtedness                                  1,967,631
       Working Capital                                            1,361,261
       Temporary Investments:
         Cash and cash equivalents                               28,733,128
       All other purposes                                                 0


The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

Item 5.   Other Information

To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than August 31, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than November 9, 1998 and no earlier than October 10, 1998. All stockholder proposals should be marked for the attention of Secretary, CuraGen Corporation, 555 Long Wharf Drive, 11th Floor, New Haven, CT 06511.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

          Exhibit 10.1 - Lease, dated May 29, 1998, by and between T.K.J.
                         Associates, LLC and CuraGen Corporation

          Exhibit 11   - Computation of Net Loss Per Share Attributable to
                         Common Stockholders

          Exhibit 99.1 - Form of Non-Qualified Stock Option Agreement with respect to options to purchase an aggregate of 570,000 shares of Common Stock. (Previously filed as Exhibit
                         99.3 to the Company's Registration Statement on Form S-8, File No. 333-56829, and incorporated herein by reference)

          Exhibit 27   - Financial Data Schedule

         B.  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated: August 10, 1998                  CuraGen Corporation


                                        By: /s/ Jonathan M. Rothberg, Ph.D.
                                           --------------------------------
                                        Jonathan M. Rothberg, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board



                                        By: /s/ David M. Wurzer
                                           --------------------
                                        David M. Wurzer
                                        Executive Vice-President, Treasurer
                                        and Chief Financial Officer

                               CURAGEN CORPORATION

                                  EXHIBIT INDEX


                                                                                                Page
                                                                                                ----
No. 10.1    Lease, dated May 29, 1998, by and between T.K.J. Associates, LLC and
            CuraGen Corporation                                                               15 - 36

No. 11      Computation of Net Loss Per Share Attributable to Common Stockholders                  37

No. 99.1    Form of Non-Qualified Stock Option Agreement with respect to options to              -
            purchase an aggregate of 570,000 shares of Common Stock. (Previously filed as
            Exhibit 99.3 to the Company's Registration Statement on Form S-8, File No.
            333-56829, and incorporated herein by reference)