Form 10-Q
period 1998-09-30
CURAGEN CORP
filed 1998-11-10
CIK 1030653

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X] NO [_]

   The number of shares outstanding of the Registrant's Common Stock as of October 28, 1998 was 13,303,007.

                              CURAGEN CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I.  Financial Information                                                                           PAGE
                                                                                                         ----
             Item 1.  Financial Statements

                      Condensed Balance Sheets,
                      September 30, 1998 (unaudited) and December 31, 1997                                  3

                      Condensed Statements of Operations,
                      for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)           4

                      Condensed Statements of Cash Flows,
                      for the Nine Months Ended September 30, 1998 and 1997 (unaudited)                     5

                      Notes to Condensed Financial Statements (unaudited)                               6 - 7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                              8 - 11


PART II. Other Information

             Item 2.  Changes in Securities and Use of Proceeds                                            12

             Item 6.  Exhibits and Reports on Form 8-K                                                     12

Signatures                                                                                                 13

Exhibit Index                                                                                              14

                              CURAGEN CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1998                1997
                                                                      -------------       ------------
                                                                       (UNAUDITED)          (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $48,905,392         $17,417,161
   Grants receivable                                                       455,564             421,564
   Accounts receivable                                                           0             166,750
   Prepaid expenses                                                        667,966             157,480
   Stock issuance costs                                                          0           1,083,251
   Other current assets                                                      1,650              13,883
                                                                       -----------         -----------
       Total current assets                                             50,030,572          19,260,089
                                                                       -----------         -----------

Property and equipment, net                                             13,252,274           6,920,196
Other assets                                                               576,722             338,744
                                                                       -----------         -----------
Total assets                                                           $63,859,568         $26,519,029
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $ 1,687,989         $ 1,106,134
   Accrued payroll - related party                                               0             308,125
   Accrued expenses                                                        644,648           1,345,262
   Deferred revenue                                                      1,625,000             375,000
   Current portion of obligations under capital leases                   1,953,673           1,386,896
                                                                       -----------         -----------
       Total current liabilities                                         5,911,310           4,521,417
                                                                       -----------         -----------

Long-term liabilities:
   Deferred rent                                                           325,751             227,972
   Interest payable                                                         21,000              21,000
   Obligations under capital leases, net of current portion              7,280,960           4,126,153
                                                                       -----------         -----------
       Total long-term liabilities                                       7,627,711           4,375,125
                                                                       -----------         -----------

Commitments and contingencies

Redeemable Common Stock                                                          0           3,940,312
                                                                       -----------         -----------

Stockholders' equity:
   Preferred Stock                                                               0           1,459,196
   Common Stock                                                            132,986              85,801
   Additional paid-in capital                                           71,738,003          23,861,665
   Accumulated deficit                                                 (20,689,239)        (10,511,023)
   Unamortized stock based compensation                                   (861,203)         (1,213,464)
                                                                       -----------         -----------
       Total stockholders' equity                                       50,320,547          13,682,175
                                                                       -----------         -----------
Total liabilities and stockholders' equity                             $63,859,568         $26,519,029
                                                                       ===========         ===========

           See accompanying notes to condensed financial statements

                             CURAGEN  CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------      -----------------------------
                                                            1998            1997               1998           1997
                                                       -------------   -------------      -------------   -------------
Revenue:
  Grant revenue                                         $   483,015     $   667,118        $ 2,563,213     $ 2,558,167
  Collaboration revenue                                   1,825,000         625,000          4,450,000       1,613,583
                                                       -------------   -------------      -------------   -------------
     Total revenue                                        2,308,015       1,292,118          7,013,213       4,171,750
                                                       -------------   -------------      -------------   -------------

Operating expenses:
  Grant research                                            362,856       1,600,406          1,470,555       4,067,967
  Collaborative research and development                  4,822,701       1,083,395         11,618,778       2,363,172
  General and administrative                              2,144,338       1,090,944          5,219,955       2,071,435
                                                       -------------   -------------      -------------   -------------
     Total operating expenses                             7,329,895       3,774,745         18,309,288       8,502,574
                                                       -------------   -------------      -------------   -------------

Loss from operations                                     (5,021,880)     (2,482,627)       (11,296,075)     (4,330,824)
Interest income (expense), net                              510,195         129,469          1,117,860         (18,904)
                                                       -------------   -------------      -------------   -------------

Net loss                                                 (4,511,685)     (2,353,158)       (10,178,215)     (4,349,728)
Preferred dividends                                               0         (17,106)          (508,435)        (51,318)
                                                       -------------   -------------      -------------   -------------

Net loss attributable to common stockholders           ($ 4,511,685)   ($ 2,370,264)      ($10,686,650)   ($ 4,401,046)
                                                       -------------   -------------      -------------   -------------

Basic and diluted net loss per share attributable
  to common stockholders                                     ($0.34)         ($0.27)            ($0.90)         ($0.53)
                                                       -------------   -------------      -------------   -------------

Weighted average number of shares used in
   computing basic and diluted net loss per
   share attributable to common stockholders             13,203,058       8,871,987         11,831,393       8,358,307
                                                       -------------   -------------      -------------   -------------

           See accompanying notes to condensed financial statements

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     1998                1997
                                                                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        ($10,178,215)       ($ 4,349,728)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                                    1,906,912             822,692
  Non-monetary compensation                                                          402,261             616,374
Changes in assets and liabilities:
  Grants receivable                                                                  (34,000)            (78,389)
  Accounts receivable                                                                166,750             200,000
  Other current assets                                                                12,233               9,231
  Prepaid expenses                                                                  (510,486)            (70,324)
  Other assets                                                                      (170,739)           (178,898)
  Accounts payable                                                                   581,855             426,665
  Accrued expenses                                                                (1,008,739)           (114,462)
  Deferred revenue                                                                 1,250,000             670,000
  Deferred rent                                                                       97,779             173,869
  Interest payable                                                                         0             259,316
                                                                                -------------       -------------
Net cash used in operating activities                                             (7,484,389)         (1,613,654)
                                                                                =============       =============

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                          (8,169,706)         (1,415,390)
  Loans to related parties                                                          (135,000)           (100,000)
                                                                                -------------       -------------
Net cash used in investing activities                                             (8,304,706)         (1,515,390)
                                                                                =============       =============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                           (1,341,957)           (535,760)
  Proceeds from issuance of Preferred Stock                                                0          20,387,203
  Proceeds from issuance of Common Stock                                          48,662,480                   0
  Proceeds from exercise of employee stock options                                   350,950                   0
  Proceeds from sale-leaseback of equipment                                        4,999,845             981,207
  Redemption of Series B Preferred Stock                                          (1,967,631)                  0
  Payments of stock issuance costs                                                (3,426,361)           (221,133)
                                                                                -------------       -------------
Net cash provided by financing activities                                         47,277,326          20,611,517
                                                                                -------------       -------------

Net increase in cash and cash equivalents                                         31,488,231          17,482,473
Cash and cash equivalents, beginning of period                                    17,417,161           3,298,642
                                                                                -------------       -------------
Cash and cash equivalents, end of period                                         $48,905,392         $20,781,115
                                                                                =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                    $ 1,378,947         $   284,609
                                                                                =============       =============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING TRANSACTIONS:
Reduction of note and related interest payable upon exercise
 of common stock warrants                                                        $         0         $ 1,485,644
                                                                                =============       =============
Reduction of accrued expenses upon issuance of Common Stock                      $         0         $   162,958
                                                                                =============       =============
Obligations under capital leases                                                 $ 5,051,378         $ 3,767,003
                                                                                =============       =============
Adjustment of Redeemable Common Stock                                            $         0         $ 3,940,312
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

3.  LEASES

    Capital Leases

    In June 1998, the Company signed an additional $5.0 million lease-financing commitment to purchase various laboratory, office and computer equipment and to make tenant improvements. The lease commitment provides for payment terms of 60 months per individual lease schedule, with interest rates of approximately 9.75%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at fair market value, deemed to be 11% of the equipment cost. As of September 30, 1998, the entire net proceeds of $5,000,000 had been received under this lease financing commitment.

                              CURAGEN CORPORATION

                                  (UNAUDITED)


    Operating Leases

    In August 1998, the Company entered into a new lease relating to its laboratory and offices in New Haven, Connecticut. Under the new lease, the Company increased its leased space to 36,000 square feet. The Company may renew the lease for three additional terms of two years each.

    The future minimum annual rental payments for the operating lease as of September 30, 1998 are as follows:

                         Year
                         ----
                         1998                     $  165,651
                         1999                        736,729
                         2000                        736,729
                         2001                        736,729
                         2002                        772,667
                                                  ----------
                         Total                    $3,148,505
                                                  ==========

4.  RECENTLY ENACTED PRONOUNCEMENTS

    On March 4, 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software;
    2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company will adopt this pronouncement in 1999 and has determined that SOP 98-1 will have no material effect on its financial statements.

                              CURAGEN CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the sections of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on March 17, 1998, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of September 30, 1998, the Company had an accumulated deficit of $20,689,239. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 and 1997

Revenue. Revenue for the three and nine months ended September 30, 1998 was $2,308,015 and $7,013,213, respectively, an increase of $1,015,897 and
$2,841,463, or 79% and 68%, respectively, as compared to $1,292,118 and $4,171,750 for the corresponding periods in 1997. The increases during both periods were largely due to additional collaboration revenue recorded during the year, under the Company's arrangements with Pioneer Hi-Bred International, Inc. ("Pioneer"), Biogen and DuPont Agricultural Enterprise.

Operating Expenses. Grant research expenses for the three and nine months ended September 30, 1998 of $362,856 and $1,470,555 represented a decrease of $1,237,550 and $2,597,412, or 77% and 64%, respectively, compared to $1,600,406 and $4,067,967 for the three and nine months ended September 30, 1997. The decreases in grant research expenses were primarily attributable to the completion of two federal grants during the first quarter of 1998, thereby
decreasing the costs incurred by the Company in support of these grants.   As a
result of the completion of the two federal grants, the Company foresees a continued decline in grant research expenses during the remainder of 1998, unless additional grant awards are received.

Collaborative research and development expenses for the three and nine months ended September 30, 1998 were $4,822,701 and $11,618,778, respectively, compared to $1,083,395 and $2,363,172 for the three and nine months ended September 30, 1997. The increases of $3,739,306 and $9,255,606, or 345% and 392%, for the
three and nine months ended September 30, 1998, respectively, were primarily attributable to increased expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of the Company's internal and collaborative research efforts. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's collaborations and internal research.

General and administrative expenses for the three months ended September 30, 1998 increased 97% to $2,144,338 as compared to $1,090,944 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were $5,219,955 and $2,071,435, respectively, an increase of $3,148,520 or 152%. These increases were primarily attributable to the expansion of administration facilities, the incurrence of related depreciation expense, payment of legal fees, amortization of stock-based compensation and hiring of additional personnel to support the future growth of the Company. Over the next several years, the Company anticipates that percentage increases in general and administrative expenses will become more proportionate to percentage increases in revenue and collaborative research and development expenses.

Interest Income (Expense), Net. Net interest income for the three months ended September 30, 1998 of $510,195 increased $380,726, or 294%, compared to $129,469 for the first three months of 1997. For the nine months ended September 30, 1998, net interest income of $1,117,860 increased $1,136,764, or 601% as compared to net interest expense of $18,904 for the corresponding period in 1997. These increases were primarily due to gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from its initial public offering and concurrent private placements of securities.

Net Loss Attributable to Common Stockholders.   For the three months ended
September 30, 1998, the Company reported a net loss attributable to common stockholders of $4,511,685 or ($0.34) per share as compared to $2,370,264 or ($0.27) per share in the third quarter of 1997. Since inception, the Company has incurred operating losses, and as of September 30, 1998 had an accumulated deficit of $20,689,239 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had approximately $48.9 million in cash and cash equivalents, compared to $17.4 million as of December 31, 1997. This increase primarily reflects the Company's initial public offering with net proceeds of $41.2 million, which included its concurrent private placements with Biogen, Genentech and the University of Florida Research Foundation, Inc. The Company has financed its operations since inception primarily through its initial public offering of Common Stock, private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of September 30, 1998, the Company had recognized $19,193,317 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on the Company's business.

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At September 30, 1998, the Company's gross investment in equipment, computers and leasehold improvements since inception was $16,719,404. At September 30, 1998, equipment with a gross book value of $11,095,525 secures the Company's equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven, Connecticut, Branford, Connecticut and greater-Gainesville, Florida locations. The Company had a material commitment for capital expenditures of approximately $3.3 million at September 30, 1998, consisting of machinery and equipment in support of the Company's PathCalling(TM), SeqCalling(TM) and GeneCalling(R) research processes.

Net cash used in operating activities was $7,484,389 for the nine months ended September 30, 1998, compared to $1,613,654 for the same period ended September 30, 1997. The increase of $5,870,735, or 364%, can be primarily attributed to an increase in the Company's net loss, depreciation and amortization expenses, and deferred revenue, primarily offset by increases in prepaid expenses, and a decrease in accrued expenses.

As of September 30, 1998, the Company had net operating loss carryforwards of approximately $19,421,000 to offset federal and state income taxes. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2008 and 1998, respectively. The Company also had research and development tax credit carryforwards at September 30, 1998, estimated to be approximately $1,001,000 and $2,134,000 for federal and state income tax purposes, respectively.

YEAR 2000 COMPLIANCE

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

Early in 1998, upon going public, the Company assessed its internal computer systems. It was determined that, because its computer applications use four digits to identify a year in the field date, the Company was in fact internally compliant with Year 2000 requirements. However, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include financial institutions, vendors, payroll service providers, collaborative partners, utility companies and granting agencies. If any of these third parties encounter Year 2000 problems, it could have a potentially significant outcome on the ability of the Company to effectively continue its normal daily operations.

The initial stage to be immediately undertaken by the Company will include distribution of inquiry letters to its most significant third parties, followed by subsequent internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments, and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage - implementation, in which the Company would correct and/or replace any vendors or vendor software that is not Year 2000 compliant, as soon as is feasible.

Costs

There have been no historical costs incurred to date by the Company related to Year 2000 compliance. The Company expects to complete the initial stage of the Year 2000 Strategic Plan by the end of the first quarter of 1999. The total cost of this stage is not expected to exceed $25,000. While the Company can not predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it electronically interacts.

Risks

Until the initial stage of the Company's strategic plan is complete, the Company can not accurately assess the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.

Contingency Plan

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

RECENTLY ENACTED PRONOUNCEMENTS

On March 4, 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; 2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company will adopt this pronouncement in 1999 and has determined that SOP 98-1 will have no material effect on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of losses, operating expenses and material commitments, as well as the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights.

Part II - Other Information

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Company's initial public offering, the Company sold 3,275,000 shares of its Common Stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth the Company's cumulative use of net offering proceeds as of September 30, 1998:

                    Construction of plant, building and facilities              $   287,122
                    Purchase and installation of machinery and equipment          2,330,234
                    Purchase of Real Estate                                               0
                    Acquisition of other businesses                                       0
                    Repayment of indebtedness                                     1,967,631
                    Working Capital                                               6,166,689
                    Temporary Investments:
                       Cash and cash equivalents                                 22,408,674
                    All other purposes                                                    0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

             Exhibit 11  -  Computation of Net Loss Per Share Attributable to
                            Common Stockholders

             Exhibit 27  -  Financial Data Schedule

          B.   REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated: November 9, 1998                 CuraGen Corporation


                                        By: /s/  Jonathan M. Rothberg, Ph.D.
                                           ---------------------------------
                                        Jonathan M. Rothberg, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board



                                        By: /s/  David M. Wurzer
                                           ---------------------
                                        David M. Wurzer
                                        Executive Vice-President, Treasurer
                                        and Chief Financial Officer

                              CURAGEN CORPORATION

                                 EXHIBIT INDEX

                                                                                     PAGE
                                                                                     ----
No. 11    Computation of Net Loss Per Share Attributable to Common Stockholders       15