Form 10-K405
period 1998-12-31
CURAGEN CORP
filed 1999-03-26
CIK 1030653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from         to
                               ________________

                       Commission File Number    0-23223

                              CURAGEN CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                    06-1331400
---------------------------------                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 555 Long Wharf Drive, 11th Floor, New Haven, Connecticut           06511
 --------------------------------------------------------           -----
         (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (203) 401-3330

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant, (without admitting that any person whose shares are not included in determining such value is an affiliate) based upon the closing sale price of the Common Stock on March 16, 1999 as reported on the Nasdaq National Market, was approximately $50,531,163.

    The number of shares outstanding of the Registrant's Common Stock as of
                        March 16, 1999 was 13,415,357.

                      Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this report.

                              CURAGEN CORPORATION
                                   FORM 10-K
                                     INDEX



                                                                                Page
                                                                                 #
                                        PART I
ITEM 1.      BUSINESS                                                            3-12
ITEM 2.      PROPERTIES                                                            12
ITEM 3.      LEGAL PROCEEDINGS                                                     13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

                                       PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                                   13
ITEM 6.      SELECTED FINANCIAL DATA                                               14
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                15-19
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        20-35
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURES                               36

                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    36
ITEM 11.     EXECUTIVE COMPENSATION                                                36
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        36
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        36

                                       PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    36-38
SIGNATURES                                                                         39

                                     PART I

ITEM 1.  BUSINESS

The following Business Section contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Results of Operations."

GENERAL

  CuraGen Corporation (the "Company" or "CuraGen") is pioneering the systematic application of genomics to accelerate the discovery and development of therapeutic and agricultural products. CuraGen's fully-integrated genomics technologies, processes and information systems are designed to rapidly generate comprehensive information about gene sequences, gene expression, biological pathways and the potential drugs that affect these pathways, each on a scale not previously undertaken. The Company believes that it can overcome the limitations of competing technologies, processes and databases and can condense key steps in gene-based drug discovery and development. CuraGen believes its technology platform will facilitate the discovery and development of highly specific and effective drugs aimed at a variety of complex diseases such as cardiovascular disease, stroke, cancer and metabolic disorders.

  The Company's drug discovery platform has three primary systems: the SeqCalling system for the generation of coding sequences for expressed genes within a sample, including sequences for rarely expressed and novel genes; the GeneCalling system for comprehensive gene expression analysis and gene discovery; and the PathCalling system for discovery of the roles of genes and the proteins they encode in biological pathways. The Company has unified its SeqCalling, GeneCalling, and PathCalling technologies, processes and databases under its GeneScape bioinformatics operating system to integrate all aspects of process management, data analysis and visualization. GeneScape provides an easy-to-use, web-based interface to the Company's technology platform. Customers can access the GeneScape interface via the internet, using any standard web-browser, such as Netscape Navigator or Microsoft Internet Explorer. Genescape's architecture allows researchers interactive, remote access to the Company's genomics databases and technologies to meet their individual discovery and development needs. GeneScape also includes CuraTools, a full-featured bioinformatics software suite for further gene and protein characterization.

  In addition to accelerating the discovery of new drug candidates, the Company believes its SeqCalling, GeneCalling, and PathCalling systems are well-positioned to predict the efficacy and safety of drug candidates currently in pharmaceutical development pipelines and to review the performance and side effects of drugs already on the market. This pharmacogenomics approach can aid in the development of more effective, safer drugs and identify more appropriate patient populations.

  Each of the SeqCalling, GeneCalling, and PathCalling systems consists of a proprietary enabling technology, a high-throughput, automated process using the technology to generate information, and a database containing the information generated. The SeqCalling, GeneCalling, and PathCalling systems are currently operational, and the Company is currently populating the SeqCalling, GeneCalling, and PathCalling databases from internal research programs and research collaborations, as well as from publicly available databases. The Company has designed the three systems as an integrated platform to enable gene discovery, drug target validation and high-throughput analysis of drug candidates in a highly efficient and cost-effective manner. CuraGen has decided to lessen the extent to which it is developing its HitCalling technology. Although the Company considers this technology to be of benefit in the future, CuraGen intends to emphasize the continued development and enhancement of the other technologies that currently comprise its integrated genomics suite.

OVERVIEW

  Successful treatment of disease is often limited by a lack of understanding of its initiation and progression at the level of genes, proteins and biological pathways. Technologies and processes that have been used successfully in the past to discover treatments for diseases with relatively simple causes have been less effective against complex diseases that arise through a combination of multiple genetic and environmental factors. Cardiovascular disease, cancer, stroke and metabolic disorders are examples of prevalent complex diseases. Treating these complex diseases requires an understanding of how the body uses its genetic information, how disruptions in this information can lead to disease and, in turn, how drugs can arrest or reverse disease progression. As scientific advances improve our understanding of the genetic basis of disease, the Company believes that the methods the pharmaceutical industry uses to develop new drugs will undergo a fundamental transformation. Companies that can anticipate this transformation and develop and apply new technologies may have a unique opportunity to develop the next generation of therapeutic products for important complex diseases.

  In recent years, scientists have begun to analyze large portions of the genetic information contained within the human genome. This discipline, termed genomics, employs large-scale efforts catalyzed by the Human Genome Project. By understanding the role of genes in the control and function of biological pathways and cellular processes, scientists seek to understand more fully the genetic basis of disease and develop more effective treatments. To date, however, neither the pharmaceutical nor the agricultural industries have used genomics extensively to develop new product opportunities. These industries have used genomics to a limited extent for three primary reasons: technologies have been inadequate; inefficient, non-automated discovery processes have incompletely evaluated the influence of genetic and environmental factors; and uniform information systems to drive the discovery process have been unavailable.

  Treatment of complex diseases remains a major technical challenge and will require an integrated set of genomic technologies and processes. CuraGen believes that knowledge of genes, proteins, biological pathways and their interplay with the environment, together with information systems to use this knowledge, will accelerate drug discovery and development. CuraGen has developed its technologies, processes and information systems to provide this knowledge and is applying its integrated platform towards the discovery and development of the next generation of genomics-based therapeutic, diagnostic and agricultural products.

  CuraGen was incorporated in Delaware in November 1991. Its principal executive offices are located at 555 Long Wharf Drive, 11/th/ Floor, New Haven, Connecticut 06511, and its telephone number is (203) 401-3330.

  GeneScape(R) and GeneCalling(R) are trademarks of the Company which have been registered with the United States Patent and Trademark Office. PathCalling/(TM)/, SeqCalling/(TM)/, CuraTools/(TM)/, CuraShop/(TM)/, CuraTox/(TM)/, and CuraMode/(TM)/ are trademarks or service marks of the Company for which registration applications have been filed with the United States Patent and Trademark Office. All other trademarks or trade names referred to herein are the property of their respective owners.

CURAGEN'S APPROACH TO GENE-BASED DRUG DISCOVERY

  CuraGen's integrated genomics technologies, processes and information systems are designed to overcome significant technological limitations and condense key steps in gene-based drug discovery and development. The Company believes that its technology platform has the potential to rapidly generate comprehensive information about gene expression, biological pathways and the compounds affecting these pathways, each on a scale not previously undertaken. CuraGen believes this will permit the comprehensive analysis of many diseases and enable the discovery of disease-related genes, drug targets and potential drugs.

  Gene Discovery (SeqCalling and GeneCalling)

  CuraGen has developed its proprietary SeqCalling and GeneCalling technologies to overcome significant limitations of existing gene discovery methods. SeqCalling provides a rapid route to generating comprehensive sequence databases of expressed genes from any species, while GeneCalling enables the rapid, precise measurement of substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes. GeneCalling is designed to detect genes expressed at the level of a single mRNA molecule per cell, to measure comprehensively the expression levels of 95% of the genes expressed in any species and to be integrated into an efficient, automated, high-throughput process in order to rapidly generate large databases of gene expression profiles. These technologies permit the Company to pursue research programs for many disease systems, process many samples in parallel and potentially discover and seek patent protection for commercially valuable disease-related genes.

  Target Identification and Validation (PathCalling)

  The Company has developed its proprietary PathCalling technologies to reduce the time and cost of target identification and validation. PathCalling is an automated, high-throughput process that tests for interactions between combinations of proteins and assembles these protein-protein interactions into the PathCalling database. Although the PathCalling database is still at a relatively early stage, the Company intends to continue to populate the PathCalling database with the protein-protein interactions that constitute the pathways in humans and model organisms that are relevant to disease. By identifying protein-protein interactions and comparing them with pathways within the PathCalling database, the role of these proteins within a given biological pathway can be elucidated and the database further augmented. PathCalling is designed to permit disease-related genes to be linked rapidly to specific biological pathways, providing valuable biological context for gene discoveries and additional targets for therapeutic intervention. The Company believes that its PathCalling database has the potential to streamline target identification and validation into a single, efficient, accelerated process. The Company further believes that the number of pathway-related protein-protein interactions currently in its proprietary PathCalling database is greater than the total number of interactions previously described in the scientific literature.

  Drug Development and Pharmacogenomics (SeqCalling; GeneCalling; PathCalling)

  The Company believes that its SeqCalling, GeneCalling and PathCalling technologies can also be used to predict which drugs are more likely to succeed by analyzing gene expression changes induced by drug treatment in humans and animal models in preclinical and clinical trials. For drugs already on the market, the Company has commenced generating GeneCalling databases with the objective of selecting appropriate patient populations and accelerating the development of an improved generation of drugs with fewer side effects. By providing a precise correlation of gene expression levels and the activities of biological pathways following treatment with specific drugs, the objective of the Company's pharmacogenomics approach is to minimize the side effects of drugs, to identify appropriate patient populations for existing drugs and to aid in the development of safer, more effective drugs. cSNPs from our SeqCalling database, which are human genetic variations that are found in the coding regions of genes, can then be assigned to the differentially expressed genes to identify potential markers for future patient selection.

  Technology Integration and Information Systems (GeneScape)

  The Company has integrated its SeqCalling, GeneCalling, and PathCalling process and databases under its GeneScape bioinformatics operating system that unifies all aspects of process management, data analysis and visualization. CuraGen's goal is to establish its fully-integrated technology and the GeneScape operating system as the preferred platform for genomics and to apply its platform to accelerate drug discovery, drug development and pharmacogenomics. GeneScape provides a standardized, web-based interface to its technology platform, thereby allowing researchers remote access and interactive capabilities from multiple sites to meet their individual discovery and development needs.

PRODUCTS AND SERVICES

  CuraGen is marketing its genomics technology and information to the pharmaceutical, biotechnology agricultural, and other life science companies through the establishment of research collaborations. Research collaborations generally involve the application of CuraGen's SeqCalling, GeneCalling, and PathCalling technologies to a collaborator's projects, include those support services required to characterize gene and target discoveries, include subscriptions to databases, and provide ready integration with a collaborator's existing development pipeline. These arrangements will use the GeneScape operating system, the Company's web-based software that manages the Company's processes, and provides access to the Company's databases and includes CuraTools, a full-featured bioinformatics software suite.

  SeqCalling and GeneCalling: Gene Sequencing and Gene Expression Services and Databases

  CuraGen developed its proprietary SeqCalling, and GeneCalling technologies to overcome significant limitations of competing gene and gene sequence discovery methods. GeneCalling is the Company's method for generating and analyzing gene expression profiles. GeneScape is the Company's information system and database that analyzes and stores differences in gene expression profiles to identify disease-related genes. GeneCalling permits sensitive detection of genes that can control biological pathways when expressed at very low levels, and unlike expressed sequence tags (EST)-based methods, does not require repetitive sequencing to measure gene expression. The Company's technology is comprehensive in detecting genes with novel sequences and is therefore applicable universally to humans, animals, plants, and pathogens. In comparison, hybridization-based methods are primarily limited to known genes and do not readily discriminate between the many genes that share related DNA sequences.

  SeqCalling provides a rapid route to generating comprehensive sequence databases of expressed genes from any species and is useful for identifying human genetic variations known as Single Nucleotide Polymorphisms (SNPs). SeqCalling is also beneficial in identifying cSNPs, which are located within the coding regions of genes. cSNPs are of increasing value in research because they are believed to be useful markers in the identification of disease genes and genetic differences, which may determine the response of a patient to disease, and to drug treatment.

  GeneCalling provides the ability to discover disease-related genes by measuring expression levels and determining gene expression differences between biological samples, such as diseased and normal human tissues. These samples are usually processed within a month of receipt, and profiles of gene expression levels are available immediately for inspection and analysis.

  Through GeneCalling, CuraGen has developed an innovative approach for gene discovery for inherited diseases: positional expression cloning. By combining its gene expression analysis with existing gene mapping techniques, the Company can rapidly discover genes associated with inherited diseases by identifying candidate genes that both show altered expression and map to the chromosomal locations known to contain underlying disease genes. The Company believes its positional expression cloning approach will be particularly effective in identifying and characterizing susceptibility and protective genes in many common complex diseases.

  The Company believes that its technology for disease-related gene discovery has significant advantages over positional cloning, competing genome sequencing, and gene expression technologies. CuraGen's methods permit the Company to pursue research programs for many disease systems in parallel, with the potential to rapidly identify a large number of commercially valuable disease-related genes. As part of its internal programs, the Company seeks patent protection for newly discovered disease-related genes and proteins, as well as for novel uses of known genes and the proteins they encode.

  PathCalling: Pathway Analysis Services and Database

  Once genes involved in a disease have been identified using GeneCalling, it is important to be able to determine how the proteins they encode interact in the complex pathways involved in the disease. Although a particular disease-related protein might not be a potential protein drug or drug discovery target, knowledge of the other proteins in the same pathway may lead to promising protein drug or target candidates. CuraGen's PathCalling technologies and database were developed to provide the link between disease-related proteins and their biological pathways to aid in the identification and validation of appropriate targets following the discovery of a disease-related gene.

  PathCalling consists of proprietary automated, high-throughput biological operations that simultaneously test for interactions between of pairs of proteins. PathCalling then assembles discovered protein-protein interactions into connected biological pathways, including pathways discovered previously by CuraGen or previously described in the scientific literature. Although the PathCalling technology and database are still at a relatively early stage, the Company's objective is to continue to build the PathCalling database to contain protein-protein interactions that constitute the pathways that are relevant to disease. The PathCalling database permits the graphical display of all pathways contained in the database involving any particular protein and allows these pathways to be queried for information in much the same way gene sequence databases are queried today. The Company believes that this will facilitate the rapid linkage of disease-related genes to specific biological pathways, providing the crucial biological context for gene discoveries, which may lead to the identification of potential targets for therapeutic intervention.

  The Company seeks patent protection on the utility of specific proteins or protein-protein interactions as drug targets based on information provided by PathCalling, in addition to composition of matter claims based on the sequences of novel and non-obvious proteins and the genes encoding them. There can be no assurance, however, that such patents will be granted.

  GeneScape Operating System for Genomics

  CuraGen designed its GeneScape bioinformatics software to meet the needs of researchers for a single operating system which integrates research requests, project management, database access and data analysis and visualization. The Company's GeneScape web-based bioinformatics operating system provides the user with a standardized, internet-enabled interface to its processes and databases for SeqCalling, GeneCalling, and PathCalling. GeneScape operates on any computer platform that supports a standard web browser. GeneScape is designed to be modular and extendable to incorporate other processes. GeneScape currently consists of three components: Discovery, Study Management, and CuraTools.

  Discovery.   The Discovery component manages queries to the SeqCalling,
GeneCalling, and PathCalling databases. GeneScape provides data analysis and visualization through a flexible, easy-to-use point-and-click interface organized in three sections corresponding to SeqCalling, GeneCalling, and PathCalling. GeneScape provides the answers to queries in visual format, organized according to preferences set by the end user: differential gene expression; expression in particular samples, tissues, or disease stages; participation in metabolic or signal transduction pathways; map position; functional role; interactions with proteins or small molecules; or other custom criteria. The Company believes that the ability to respond to direct queries with the comprehensive analysis of gene expression and biological pathways may make GeneScape a preferred platform for discovering disease-related genes and drug discovery targets.

  Study Management.   CuraGen's collaborators can manage processes and resources over the Internet to meet their individual research needs. Separate links on the Study Management page provide direct, up-to-the-minute status reports for projects, individual processes within projects, and resource allocation among projects and processes. Study Management automates the operation of every station in the SeqCalling, GeneCalling, and PathCalling process and monitors quality control at each processing step.

  CuraTools.   The GeneScape operating system also includes CuraTools, an easy-
to-use, unified bioinformatics software package for DNA and protein sequence analysis; sequence similarity to known genes, protein drugs and protein targets; three-dimensional structure prediction; identification of proteins participating in biological pathways; and custom literature searches. CuraTools also provides users with access to publicly available sequence, mapping and expression databases that the Company has imported, assembled, and annotated for enhanced value. In addition, the Company has assembled proprietary sequence and mapping databases for portions of the corn, mouse, rat and human genomes. Collaborators can elect to have CuraGen link their own proprietary or third-party sequence databases into GeneScape and CuraTools for their own exclusive use.

  CuraShop

  Through its CuraShop, the Company now offers its collaborators services that will complement its proprietary SeqCalling, GeneCalling, and PathCalling technologies. CuraShop can provide high-throughput, efficient and essential research services including confirmation of gene expression differences, gene sequencing, delivery of full-length clones of genes, gene mapping and mutation detection. These services and materials can all be requested, for a fee, directly through GeneScape.

RESEARCH COLLABORATIONS

  The Company's business strategy includes the establishment of research collaborations with pharmaceutical, biotechnology, agricultural and other life science companies. The Company anticipates that such collaborations will generally provide revenues in the form of fees for the generation of gene sequences, gene expressions, or biological pathway data from samples provided by a collaborator. The collaborator will have the ability to control how resources are allocated to generate SeqCalling, GeneCalling and PathCalling databases and to perform additional research services through CuraShop, including the sequencing of gene fragments and the generation of full-length clones. The Company expects that collaborators will have the right to license, for an up-front fee, discoveries arising from a collaboration, including rights to novel genes, novel uses of previously identified genes, and protein targets and hits. Collaborations may also include milestone payments and royalty payments on sales of products developed using discoveries made through the use of the Company's technology.

  The Company also intends to seek to enter into other research collaborations that provide the Company access to complementary technologies. To date, the Company has entered into significant collaborations with Pioneer Hi-Bred International, Inc. ("Pioneer Hi-Bred"), Genentech, Inc. ("Genentech"), Biogen, Inc. ("Biogen"), and Glaxo Wellcome, Inc. ("Glaxo"). The loss of any one of these collaborations could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Pioneer Hi-Bred

  Effective June 1, 1997, the Company entered into a Collaborative Research and License Agreement with Pioneer Hi-Bred whereby the Company agreed to perform research that will be funded by Pioneer Hi-Bred. In conjunction with the execution of this agreement, Pioneer Hi-Bred made a $7,500,000 equity investment in the Company. In addition, Pioneer Hi-Bred paid the Company at a rate of $2,500,000 per year, for the first 10 months, in quarterly installments due in advance, on or before the first day of each calendar quarter. In March 1998, Pioneer Hi-Bred increased the minimum annual research funding to $5,000,000 per year. Pioneer Hi-Bred has the right to terminate the research program at any time upon a breach by the Company and on three months' written notice at any time after May 2000. The $5,000,000 per year fee is based upon an established number of CuraGen employees whom will be devoted to the Pioneer Hi-Bred research.

  Genentech

  In June 1996, the Company entered into a Pilot Research Services and Evaluation Agreement with Genentech pursuant to which the Company performed certain research services for a $200,000 fee. The pilot collaboration was superseded by the Evaluation Agreement, signed and effective December 27, 1996, pursuant to which the Company performed additional research services during 1997 for a research fee of $667,000 payable in four equal installments of $166,750. The Company completed the research within four months of the receipt of tissue samples from Genentech as required by the Evaluation Agreement. In connection with the execution of the Evaluation Agreement, Genentech made an equity investment of $1,800,000 in the form of 307,167 shares of Series A Convertible Preferred Stock.

  In November 1997, CuraGen and Genentech entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics across a range of Genentech-specified disease programs. Genentech will additionally provide funding of up to $24,000,000 over five years if the database subscription arrangement is not terminated, the research collaboration continues for the full five-year term and Genentech elects to retain licenses to
its discoveries.   Genentech has the right to terminate the research
collaboration, upon a breach by the Company of any material obligation under the Genentech Agreement or at its sole discretion, on one month's prior notice (i) in May 1999, subject to its payment of a termination fee or forgiveness of the portion of the loan facility outstanding on such termination date and (ii) on or after November 2000. Genentech has an option to acquire licenses to certain discoveries arising from the collaboration. Pursuant to the agreement, Genentech also purchased $5,000,000 of Common Stock in a private placement concurrent with the Company's initial public offering at the initial public offering price of $11.50 per share. Genentech also agreed to provide CuraGen with an interest-bearing loan facility which could in the aggregate reach $26,000,000 if the research program continues beyond its initial three year term. The loan facility contains annual borrowing limits and the outstanding principal and interest under the loan facility are payable five years from the date of the agreement. Subject to certain limitations, during the term of the agreement, and after the end of the first year, the drawn-down portion of the loan is convertible at CuraGen's option into CuraGen non-voting Common Stock, par value $.01 per share (the "Non-Voting Common Stock") based upon a formula that approximates the prevailing market price of the Company's Common Stock. If issued, the Non-Voting Common Stock is convertible, at Genentech's option, into Common Stock (i) at any time, at Genentech's option or (ii) upon the sale or transfer of the Non-Voting Common Stock to a non-affiliated party.

  Biogen

  In October 1997, CuraGen and Biogen entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics across a range of Biogen-specified disease programs. The parties also expect to conduct pharmacogenomic analysis of selected products and product candidates in Biogen's portfolio. The collaboration will provide Biogen with access to CuraGen's proprietary genomics platform, including the GeneScape bioinformatics operating system in order to generate GeneCalling and PathCalling databases from Biogen-specified disease systems. Pursuant to the agreement, Biogen purchased $5,000,000 of Common Stock in a private placement concurrent with the initial public offering at the initial public offering price of $11.50 per share, and agreed to provide a $10,000,000 interest-bearing loan facility. At any time during the term of the agreement, the loan is convertible at the Company's option into Common Stock based upon a formula that approximates its prevailing market price. Biogen will additionally provide payments over five years to support a research collaboration to generate project-specific GeneCalling and PathCalling databases from Biogen-specified disease systems and to gain non-exclusive access to the Company's GeneCalling and PathCalling subscription databases. Payments could reach $18,500,000 if the research collaboration and database subscription arrangement both continue for the full five-year term. Biogen has an option to acquire exclusive licenses to certain discoveries arising from the collaboration. Biogen has the right to terminate the research collaboration upon any breach by the Company of any material obligation under the Biogen Agreement or at its sole discretion at any time after October 1999, on six months' written notice. In addition, Biogen may terminate its subscription to the Company's GeneCalling and PathCalling databases at any time upon three months' written notice.

  Glaxo

  In November 1998, CuraGen and Glaxo announced a drug discovery collaboration to utilize CuraGen's integrated genomics processes for the study and selection of Glaxo compounds for clinical development. This pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, CuraGen will evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity. Under the terms of the agreement, the Company will receive $2,750,000 per year, plus additional milestone and royalty payments if any drugs emerge from this collaboration. Either party may terminate the pharmacogenomics collaboration without cause at its sole discretion upon three months prior written notice to the other party, however neither party may terminate this agreement prior to fifteen months after the effective date of the agreement.

CURAGEN INTERNAL PROGRAMS

  The Company intends to use its integrated genomics technology platform to pursue a broad portfolio of research programs that encompass drug discovery, drug development and pharmacogenomics. During the next five years, the Company's objective is to analyze systematically the genetic basis of many common diseases as well as the mechanisms of action and adverse side effects of many commonly prescribed drugs. CuraGen is focusing its efforts on programs that address unmet medical needs and that the Company believes have the potential to yield products that can be commercialized in a relatively short time. In particular, the Company selects human diseases and animal models of human disease based on their potential to yield protein drugs, to identify novel targets for common diseases that lack effective treatments or to aid rational development or marketing of existing drugs. At each stage, the Company plans to reevaluate the relative merits of continuing such programs through internal efforts or through research collaborations.

  Discovery Programs

  The Company currently has programs in cardiovascular disease, including hypertension and stroke; endocrine and metabolic disorders, including obesity, diabetes and osteoporosis; autoimmune disorders including arthritis; cancer; and infectious diseases.

  Certain of the genetic disease models selected by the Company are designed to discover variations of genes that protect individuals from disease in addition to finding mutations in genes that are involved in the susceptibility, onset or progression of disease. The Company intends to explore the potential of the proteins encoded by protective genes as protein drugs. The Company has already identified gene variants that are potentially protective in stroke. The Company has also discovered mutations in genes involved in diabetes and hypertension, one of which the Company believes may be a suitable target for small molecule drug development.

  Cardiovascular Disease and Stroke.   Cardiovascular diseases such as stroke
and arteriosclerosis are the leading cause of death in the United States. Treatments for these diseases have limited efficacy. CuraGen is analyzing genetic models of hypertension and ischemic stroke to identify disease-related genes. This strategy has led to the discovery of a secreted protein variant that appears to protect against stroke and the discovery of a gene that may contribute to hypertension.

  Endocrine and Metabolic Diseases.   Within the field of endocrine and
metabolic diseases, CuraGen is analyzing a variety of genetic and cell-based models including obesity, type II diabetes, osteoporosis, osteoarthritis and gall stone disease. The Company believes that its technology platform is well-suited to identifying the genes and pathways involved in these diseases, which are known to involve errors in signal transduction and the regulation of metabolic pathways. To date, the Company has used SeqCalling and GeneCalling to discover genes associated with these diseases and is using PathCalling in an attempt to identify disease-related pathways and potential targets for drug discovery. The Company believes that this information may also lead to the discovery of protein drugs.

  Autoimmunity, Arthritis and Allergy.   Although diseases of the immune system,
such as systemic lupus erythematosus and rheumatoid arthritis, are among the most common and chronic, existing drugs for autoimmune diseases have exhibited limited efficacy and debilitating side effects. The Company has filed for patent protection related to potential drug targets in this area.

  Cancer.   Cancer encompasses disease processes of almost every organ system and involves the loss of control of multiple, diverse mechanisms of signal transduction and pathway regulation. CuraGen is applying SeqCalling, GeneCalling and PathCalling to identify the genes, sequences, and pathways involved in the early development of cancer and its step-wise progression to metastatic disease. CuraGen has analyzed a number of models of cancer and has identified pathways incorporating proteins common to many of the models.

  Pharmacogenomics

  The Company believes that the application of GeneCalling to identify genes that are differentially expressed in response to treatment with drug candidates and marketed drugs represents a significant commercial opportunity. Using this approach, the tissues targeted by the drug, as well as the organs that might exhibit side effects, including liver or kidney damage, can be studied in animal models thought to be indicative of human response. The Company believes that this information may help pharmaceutical companies select and optimize drug candidates based on efficacy and reduced side effects. In addition to reducing the time and cost of developing drugs, the Company believes that such results may strengthen Food and Drug Administration ("FDA") applications. For drugs already on the market, an understanding of the mechanism of action through pharmacogenomics can help identify appropriate patient populations and lead to an improved generation of drugs.

  The Company has begun to analyze drugs whose commercial viability or clinical indications are threatened either by a lack of understanding of mechanism of action or by severe side effects. The Company's goal is to generate databases (CuraTox and CuraMode) to provide pharmacology and toxicology information, to understand the mechanism of drug action, to identify patient populations that are likely to respond favorably to a particular medication and, potentially, to identify new indications or more optimal targets.

COMPETITION

  The Company faces, and will continue to face, intense competition from pharmaceutical, biotechnology and diagnostic companies, as well as academic and research institutions and government agencies. The Company is subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to the Company's technology and products. Many of the organizations competing with the Company have greater capital resources, research and development staffs and facilities and marketing capabilities than the Company. In addition, research in the field of genomics generally is highly competitive. Competitors of the Company in the genomics area include, among others, public companies such as Affymetrix, Inc., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., and Celera Genomics, a subsidiary of Perkin-Elmer Corporation, as well as private companies and major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with the Company. The Company's future success will depend in large part on its maintaining a competitive position in the genomics field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective technologies. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

  A number of competitors are attempting to identify and patent genes and gene fragments sequenced at random, typically without specific knowledge of the function of such genes or gene fragments. The Company's competitors may discover, characterize or develop important genes or gene fragments in advance of the Company, which could have a material adverse effect on any related disease research program of the Company. The Company expects competition to intensify in genomics research as technical advances are made and become more widely known.

INTELLECTUAL PROPERTY

  The Company's business and competitive position may depend, in part, upon its ability to protect its SeqCalling, GeneCalling and PathCalling proprietary technologies, processes, databases and information systems. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. The Company relies on patent, trade secret and copyright law and nondisclosure and other contractual arrangements to protect such proprietary information. The Company has filed patent applications for its proprietary methods and devices for gene expression analysis, for discovery of biological pathways and for drug screening for pharmaceutical product development. As of March 1, 1999, the Company had 1 issued U.S. patent and 21 utility and provisional patent applications pending with the United States Patent and Trademark Office (''USPTO'') covering its technology and had filed several corresponding international and foreign patent applications. There can be no assurance that any further patents will issue. There also can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information, that such information will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets or other proprietary information.

  The Company's commercial success will also depend in part on obtaining patent protection on gene and protein target discoveries for which it or its collaborators or subscribers discover utility and on products, methods and services based on such discoveries. The Company has applied for patent protection for novel mutants of known genes and their uses, sequences of novel proteins and peptides and their gene sequences and uses, and novel uses for previously identified genes discovered by third parties. The Company has sought and intends to continue to seek patent protection for novel uses of genes and proteins which may have been patented by third parties. In such cases, the Company would need a license from the holder of the patent with respect to such gene or protein in order to make, use or sell such gene or protein. There can be no assurance that the Company will be able to acquire such licenses on commercially reasonable terms, if at all. The Company's patent application filings that result from the identification of genes associated with the cause or effect of a particular disease generally seek to protect the genes and encoded proteins if these genes and encoded proteins are, among other things, novel and non-obvious, as well as therapeutic, diagnostic and drug screening methods and products, and other subject matter based upon a gene and its indication. Where information is discovered on the specific biological pathway in which the protein encoded by the gene participates, the Company also seeks to protect the newly identified protein complex as well as the methods for identifying intervention strategies. Each application typically contains multiple genes discovered for a particular disease system.

  There can be no assurance that patents for the Company's products or methods will be obtained, or that, if issued, such patents will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to the Company or non-approval of pending patent applications could increase competition, and result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any application or exploitation of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required as a result of such infringement would be available on commercially reasonable terms, if at all. Third parties have indicated that they believe the Company may be required to obtain license(s) in order to perform certain processes that the Company uses in the conduct of its business. The Company believes that if required, such license(s) would be available on commercially reasonable terms. However, there is no assurance that such license(s) could be obtained on terms acceptable to the Company or at all.

  The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the USPTO in order to determine priority of invention. Such a proceeding could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

  The Company also relies upon trade secret protection for some of its confidential and proprietary information that is not subject matter for which patent protection is being sought. The Company believes that it has developed proprietary technology, processes and information systems for use in gene expression and biological pathway discovery, as well as in the identification of molecular targets for pharmaceutical development, including proprietary biological protocols, instrumentation, robotics and automation, software and an integrated bioinformatics system. In addition, the Company has developed a database of proprietary gene expression patterns and biological pathways which it updates on an ongoing basis and which can be accessed over the Internet. The Company has taken security measures to protect its proprietary technologies, processes, information systems and data and continues to explore ways to enhance such security. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. While the Company requires employees, academic collaborators and consultants to enter into confidentiality and/or non-disclosure agreements where appropriate, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

GOVERNMENT REGULATION

  Prior to marketing, any new drug developed by the Company or its collaborative customers must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound's safety and efficacy, can take many years and require the expenditure of substantial resources. Generally, in order to gain approval of the Food and Drug Administration ("FDA"), a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as part of an Investigational New Drug ("IND") application that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its collaborative customer will be required to sponsor and file INDs and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer to complete. After completion of clinical trials of a new product, FDA regulatory authority marketing approval must be obtained. If the product is classified as a new drug, the Company or its collaborative customer will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. If the product is characterized as a biologic, both a Product License Application ("PLA") and an Establishment License Application ("ELA") will be required prior to commercial marketing. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take several years to obtain approval. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Delays or rejections may also be encountered based upon changes in FDA policies for drug approval during the period of product development and FDA regulatory review of each submitted NDA in the case of new pharmaceutical agents, or PLA in the case of biologics. Similar delays also may be encountered in the regulatory approval of any diagnostic product and in obtaining regulatory approvals in foreign countries. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be approved by the Recombinant DNA Advisory Committee and the NIH. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its collaborative customers. Furthermore, regulatory approval may impose limitations on the indicated use of a drug. Because certain of the products likely to result from the Company's disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

  Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or PLA holder. The Company has not submitted an IND for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. The Company intends to rely primarily on its collaborators to file INDs and generally direct the regulatory approval process. No assurance can be given that the Company or any of its collaborators will be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's collaborators from marketing drugs or diagnostic products developed by the Company or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

EMPLOYEES

As of December 31, 1998, the Company had 303 full and part-time employees, 81 of whom hold Ph.D. or M.D. degrees. The employee group includes engineers, physicians, molecular biologists, chemists and computer scientists. The Company believes that it maintains good relationships with its employees. None of the employees are covered by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its future success will depend in large part on its ability to attract and retain experienced and skilled employees.

ITEM 2.   PROPERTIES

The Company's corporate headquarters are in New Haven, Connecticut where its primary research laboratories, bioinformatics and administrative offices are located. The Company also maintains two other locations in Branford, Connecticut and Alachua, Florida. The Company leases a total of 85,000 square feet at all three locations. The leases are generally for terms of two to five years, and usually provide renewal options for terms of up to one year.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CRGN". The following table sets forth, for the periods indicated, the low and high closing prices per share for the Common Stock, as reported by the Nasdaq National Market, since the Common Stock commenced public trading on March 18, 1998:

                                                                             1998
                                                                -------------------------------
                                                                    Low                High
                                                                ------------       ------------
Quarter Ended March 31, 1998 (from March 18, 1998)                 $11 1/2            $12 1/2
Quarter Ended June 30, 1998                                        $ 6 1/4            $12 1/2
Quarter Ended September 30, 1998                                   $     5            $ 8 1/8
Quarter Ended December 31, 1998                                    $ 5 3/8            $ 8 1/2

Stockholders

As of March 16, 1999 there were approximately 103 shareholders of record of the Common Stock and, according to the Company's estimates, 2,943 beneficial owners of the Common Stock.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate declaring any cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the development of its business.

Use of Proceeds

In connection with the Company's initial public offering, the Company sold 3,275,000 shares of its Common Stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth the Company's cumulative use of net offering proceeds as of December 31, 1998:


Construction of plant, building and facilities                  $         0
Purchase and installation of machinery and equipment              4,960,241
Purchase of Real Estate                                                   0
Acquisition of other businesses                                           0
Repayment of indebtedness                                         1,967,631
Working Capital                                                   7,976,766
Temporary Investments:
    Cash and cash equivalents                                    17,811,770
All other purposes                                                        0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the three years in the period ended December 31, 1998 are derived from the Company's balance sheets as of December 31, 1997 and 1998 and the related audited statements of operations, of stockholders' equity (deficiency) and of cash flows for the three years ended December 31, 1996, 1997 and 1998 and notes thereto as audited by Deloitte & Touche LLP, independent auditors. The selected financial data as of December 31, 1995 and 1994 and for the two years in the period ended December 31, 1995 have been derived from the related financial statements of the Company, which have also been audited by Deloitte & Touche LLP, independent auditors. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements.

                                                                     Year Ended December 31,
                                        -------------------------------------------------------------------------------
                                              1998             1997           1996(1)           1995            1994
                                        -------------------------------------------------------------------------------
Statement of Operations Data:
Total revenue                             $  9,257,025     $ 5,896,543     $4,422,947       $ 1,581,175     $   257,536
Net loss attributable to                  $(18,936,920)    $(7,290,434)    $ (606,241)      $(1,088,605)    $(1,041,506)
   common stockholders
Net loss per share attributable
   to common stockholders                       $(1.55)         $(0.92)        $(0.12)           $(0.22)         $(0.22)
Weighted average number of
   common shares outstanding                12,201,006       7,888,383      5,097,073         4,915,087       4,681,256

                                                                          December 31,
                                        -------------------------------------------------------------------------------
                                                  1998            1997           1996              1995            1994
                                        -------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                              $ 60,804,501     $26,519,029     $5,653,391       $ 1,006,816     $   795,161
Total long-term liabilities               $  6,983,927     $ 4,375,125     $1,908,915       $   897,691     $   622,591
Cash and cash equivalents                 $ 43,293,995     $17,417,161     $3,298,642       $     9,129     $   276,890
Cash dividends declared                           None            None           None              None            None
   per common share

(1) During the year ended December 31, 1996, the Company completed its development stage activities with the signing of its first collaborative research agreement and commenced its planned principal operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 1998, the Company completed an initial public offering of 3,000,000 shares of its Common Stock and received net proceeds of $30,200,000.
Concurrent with the completion of the initial public offering, the Company privately placed an aggregate of 956,520 shares of Common Stock and received net proceeds of $5,000,000 each from Biogen, Inc. ("Biogen") and Genentech, Inc. ("Genentech"), two of the Company's collaborative partners and existing stockholders, and $1,000,000 from the University of Florida Research Foundation, Inc. Accordingly, the combined net proceeds raised by the Company from the offering and the concurrent private placements were $41,200,000. In addition, in April 1998, the Company's underwriters exercised their option to purchase an additional 275,000 shares of Common Stock at a price of $11.50 per share to cover over-allotments, providing CuraGen with additional net proceeds of $2,900,000.

The Company anticipates that collaborations will become an increasingly important element of its business strategy and future revenues. The Company also expects that in future years government grant revenues will decrease, both in actual dollar amounts and as a percentage of revenues. Therefore, the loss of revenues from existing collaborations would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to generate revenue growth and become profitable is dependent, in part, on the ability of the Company to enter into additional collaborative arrangements, and on the ability of the Company and its collaborative partners to successfully commercialize products incorporating, or based on, the Company's technologies. There can be no assurance that the Company will be able to maintain or expand existing collaborations, enter into future collaborations to develop applications of its SeqCalling, GeneCalling or PathCalling technologies on terms satisfactory to the Company, if at all, or that any such collaborative arrangements will be successful.

Failure of the Company to successfully develop and market additional products over the next several years, or to realize existing product revenues, would have a material adverse effect on the Company's business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed by using the Company's technologies are not expected for at least several years, if at all.


Results of Operations

Years Ended December 31, 1998 and 1997

Revenue. Revenue for the year ended December 31, 1998 was $9,257,025, representing an increase of $3,360,482, or 57%, compared to $5,896,543 in 1997. This increase was largely due to an increase in collaboration revenue due to additional revenue recorded under the Company's arrangements with Pioneer Hi-Bred International, Inc. ("Pioneer Hi-Bred") and Biogen, offset by a decrease in revenue received from Genentech under the Evaluation Agreement. See Note 4 of Notes to Financial Statements. In April 1998, Pioneer Hi-Bred doubled its annual collaboration funding to the Company to a minimum of $5,000,000. The increase in total revenue was also due to additional grant revenue recorded as a result of timing issues in connection with grant expenses incurred.

Operating Expenses. Grant research expenses for the year ended December 31, 1998 were $1,858,502, representing a decrease of $2,757,384, or 60%, compared to $4,615,886 in 1997. The decrease in grant research expenses was primarily attributable to the completion of two federal grants during the first quarter of 1998, thereby decreasing the costs incurred by the Company in support of these
grants.   As a result of the completion of the two federal grants, the Company foresees a continued decline in grant research expenses in future years, unless additional grant awards are received.

Collaborative research and development expenses for the year ended December 31, 1998 were $18,130,893, representing an increase of $13,004,233, or 254%, compared to $5,126,660 for the year ended December 31, 1997. The increase in collaborative research and development expenses was primarily attributable to increased expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of the Company's internal and collaborative research efforts. Future collaborative research and development expenses are expected to continue to increase as additional personnel are hired and research and development facilities are expanded to accommodate additional collaborations and expanded internal research activities.

General and administrative expenses for the year ended December 31, 1998 increased $5,647,454, or 162%, to $9,128,705 as compared to $3,481,251 for the year ended December 31, 1997. This increase was primarily attributable to the expansion of administration facilities, the incurrence of related depreciation expense, payment of legal fees, compensation related expenses in connection with the separation agreement discussed in Note 8 of Notes to Financial Statements, amortization of stock-based compensation and hiring of additional personnel to support the future growth of the Company. Over the next several years, the Company anticipates that percentage increases in general and administrative expenses will become more proportionate to percentage increases in collaborative research and development expenses.

Interest Income (Expense), Net. Net interest income for the year ended December 31, 1998 of $1,432,590 increased $1,327,346 compared to $105,244 for 1997. This increase was primarily gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from its initial public offering and concurrent private placements of securities. Gross interest expense for the year ended December 31, 1998 of $994,804 represented an increase of $310,267, or 45%, compared to $684,537 for 1997. This increase in gross interest expense was primarily attributable to additional capital lease obligations for equipment entered into during the last twelve months, which enabled the Company to support its research and development activities.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 1998, the Company reported a net loss attributable to common stockholders of $18,936,920, or ($1.55) per share as compared to $7,290,434, or ($0.92) per share in 1997. Since inception, the Company has incurred operating losses, and as of December 31, 1998 had an accumulated deficit of $28,939,508 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Years Ended December 31, 1997 and 1996

Revenue. Revenue for the year ended December 31, 1997 was $5,896,543, representing an increase of $1,473,596, or 33%, compared to $4,422,947 in 1996. The increase was largely due to additional collaboration revenue of $2,441,549 recorded in 1997, primarily under the Company's arrangements with Pioneer Hi-Bred, Genentech and Biogen. The collaboration revenue increase was offset by a decrease in grant revenue during 1997 of $967,953 as the Company changed its revenue focus from federal grants to collaborative research.

Operating Expenses. Grant research expenses for the year ended December 31, 1997 were $4,615,886, representing an increase of $1,550,746, or 51%, compared to 1996. The increase in grant research expenses was primarily attributable to increased personnel costs in support of the Company's obligations under its federal grants.

Collaborative research and development expenses for the year ended December 31, 1997 were $5,126,660, representing an increase of $4,675,765, or 1037%, compared to 1996. The increase in collaborative research and development expenses was primarily attributable to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of the Company's internal and collaborative research efforts.

General and administrative expenses for the year ended December 31, 1997 were $3,481,251, representing an increase of $2,340,926, or 205%, compared to $1,140,325 for 1996. The increase was primarily attributable to the hiring of additional personnel, the expansion of administration facilities and the incurrence of related depreciation expense as the Company increased its executive and administrative staffing in anticipation of future revenue growth.

Interest Income (Expense), Net. Net interest income for the year ended December 31, 1997 of $105,244 increased $460,966 compared to net interest expense of $355,722 for 1996. This increase was primarily a result of gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from various private placements of securities. Gross interest expense for the year ended December 31, 1997 of $684,537 increased $307,967, or 81%, compared to $376,570 for 1996. This increase was due to additional capital lease obligations entered into during the year, which enabled the Company to support research and development activities primarily through equipment acquisitions. This increase was also due to the additional interest expense incurred in connection with the $600,000 promissory note due to Connecticut Innovations, Inc. See Note 5 of Notes to Financial Statements.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 1997, the Company reported a net loss attributable to common stockholders of $7,290,434, or ($0.92) per share as compared to $606,241, or ($0.12) per share in 1996. Since inception, the Company has incurred operating losses, and as of December 31, 1997 had an accumulated deficit of $10,511,023 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented. See Note 6 of Notes to Financial Statements.

Liquidity and Capital Resources

As of December 31, 1998, the Company had $43,293,995 in cash and cash equivalents, compared to $17,417,161 as of December 31, 1997. This increase was primarily a result of the Company's receipt of net proceeds of $41,200,000 from the Company's initial public offering, and concurrent private placements with Biogen, Genentech and the University of Florida Research Foundation, Inc., offset by operating losses in support of the Company's research and development activities. The Company has financed its operations since inception primarily through its initial public offering, private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of December 31, 1998, the Company had recognized $21,437,129 of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on the Company's business.

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At December 31, 1998, the Company's gross investment in equipment, computers and leasehold improvements since inception was $20,100,403. At December 31, 1998, equipment with a gross book value of $11,091,434 secures the Company's equipment financing facility. The Company anticipates that net proceeds of approximately $10,000,000 from its available lease line will be utilized for capital expenditures over the next twelve months, primarily for the purchase of additional equipment and improvements at the Company's Branford, Connecticut and Alachua, Florida laboratories. The Company had approximately $1,400,000 in material commitments for capital expenditures at December 31, 1998.

Net cash used in operating activities was $9,184,466 for the twelve months ended December 31, 1998, compared to $2,946,349 for the same period ended December 31, 1997. The increase of $6,238,117 can be attributed to an increase in the Company's net loss and accrued expenses, primarily offset by increases in accounts payable, accrued bonuses, deferred revenue and depreciation and amortization.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $27,400,000 to offset federal and state income taxes. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also had research and development tax credit carryforwards at December 31, 1998, estimated to be approximately $1,000,000 and $2,700,000 for federal and state income tax purposes, respectively.

Year 2000 Compliance

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. For some companies, the Year 2000 problem could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

Early in 1998, in conjunction with its initial public offering, the Company assessed its internal computer systems. It was determined that, because its computer applications use four digits to identify a year in the field date, the Company was in fact internally compliant with Year 2000 requirements. However, the Company has developed a strategic plan to estimate the potential risks related to third parties with which it has relationships, including third parties who provide non-information technology systems to the Company. The third parties include financial institutions, vendors, payroll service providers, collaborative partners, utility companies and granting agencies. If any of these third parties encounter Year 2000 problems, it could potentially have a significant outcome on the ability of the Company to effectively continue its normal daily operations.

The initial stage of the Company's strategic plan included distribution of inquiry letters to those third parties with whom the Company has a significant relationship. As of February 12, 1999 the Company had received back 50 % of the inquiries that were sent out. The Company is in the process of completing the initial stage of its strategic plan by undertaking an internal evaluation of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to manually process transactions, delay vendor payments, and/or issue manual checks to employees in place of direct deposits. These processes, if necessary, would be a part of the second stage - implementation, in which the Company would correct and/or replace any vendors or vendor software that is not Year 2000 compliant, as soon as is feasible.

Costs

There have been no historical costs incurred to date by the Company related to Year 2000 compliance. The Company expects to complete the initial stage of its Year 2000 strategic plan by the end of the first quarter of 1999. The total cost of this stage is not expected to exceed $25,000. While the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it electronically interacts.

Risks

Until the initial stage of the Company's strategic plan is complete, the Company cannot accurately assess the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.

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

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the expected benefits, effects, efficiency and performance of the Company's services and products, the Company's ability (a) to overcome the limitations of competing technologies, processes and databases by condensing key steps in gene-based discovery and development, (b) to develop, through its products and services, the next generation of therapeutic products for important complex diseases, (c) to populate its databases, and (d) to develop, in a timely fashion, a broad portfolio of research programs that encompass drug discovery, drug development and pharmacogenomics, (iii) the capacity of the Company's products to predict the efficiency and safety of drugs already on the market, (iv) the suitability of Company-discovered genes and proteins involved in diabetes, hypertension and ischemic stroke as targets for small molecule drug development, (v) the expected future levels of losses, operating expenses and material commitments, and (vi) the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has reviewed the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial instruments, commodity-based instruments or other long-term debt obligations at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CURAGEN CORPORATION
                                BALANCE SHEETS

                                                                                                December 31,
                                                                                      --------------------------------
                                                                                          1997               1998
                                                                                      -------------      -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                            $17,417,161        $43,293,995
  Grants receivable                                                                        421,564            600,241
  Accounts receivable                                                                      166,750             10,400
  Other current assets                                                                      13,883              1,150
  Prepaid expenses                                                                         157,480            505,203
  Stock issuance costs                                                                   1,083,251              -
                                                                                      ------------       ------------
       Total current assets                                                             19,260,089         44,410,989
                                                                                      ------------       ------------
Property and equipment, net                                                              6,920,196         15,900,281
Notes receivable - related parties                                                         100,000             93,500
Other assets                                                                               238,744            399,731
                                                                                      ------------       ------------
        Total assets                                                                   $26,519,029        $60,804,501
                                                                                      ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $1,106,134         $2,778,000
  Accrued payroll - related party                                                          308,125              -
  Accrued bonuses                                                                            -                841,386
  Accrued expenses                                                                       1,345,262            480,450
  Accrued payroll                                                                            -                324,924
  Deferred revenue                                                                         375,000          4,875,000
  Deferred rent                                                                              -                103,406
  Current portion of obligations under capital leases                                    1,386,896          1,942,215
                                                                                      ------------       ------------
       Total current liabilities                                                         4,521,417         11,345,381
                                                                                      ------------       ------------
Long-term liabilities:
  Deferred rent, net of current portion                                                    227,972            196,494
  Interest payable                                                                          21,000             21,000
  Obligations under capital leases, net of current portion                               4,126,153          6,766,433
                                                                                      ------------       ------------
       Total long-term liabilities                                                       4,375,125          6,983,927
                                                                                      ------------       ------------
Commitments and contingencies

Redeemable Common Stock                                                                  3,940,312              -
                                                                                      ------------       ------------
Stockholders' equity:
  Preferred Stock - Series B                                                             1,459,196              -
  Common Stock; $.01 par value, issued and outstanding shares 8,580,112 at
    December 31, 1997, and 13,316,757 at December 31, 1998                                  85,801            133,168
  Additional paid-in capital                                                            23,861,665         72,050,465
  Accumulated deficit                                                                  (10,511,023)       (28,939,508)
  Unamortized stock-based compensation                                                  (1,213,464)          (768,932)
                                                                                      ------------       ------------
       Total stockholders' equity                                                       13,682,175         42,475,193
                                                                                      ------------       ------------
          Total liabilities and stockholders' equity                                   $26,519,029        $60,804,501
                                                                                      ============       ============

                See accompanying notes to financial statements

                              CURAGEN CORPORATION
                           STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                     -----------------------------------------
                                                         1996          1997          1998
                                                     ------------  ------------  -------------
Revenue:
    Grant revenue                                     $4,047,947    $3,079,994    $ 3,182,025
    Collaboration revenue                                375,000     2,816,549      6,075,000
                                                     ------------  ------------  -------------
        Total revenue                                  4,422,947     5,896,543      9,257,025
                                                     ------------  ------------  -------------

Operating expenses:
    Grant research                                     3,065,140     4,615,886      1,858,502
    Collaborative research and development               450,895     5,126,660     18,130,893
    General and administrative                         1,140,325     3,481,251      9,128,705
                                                     ------------  ------------  -------------
        Total operating expenses                       4,656,360    13,223,797     29,118,100
                                                     ------------  ------------  -------------

Loss from operations                                    (233,413)   (7,327,254)   (19,861,075)
Interest income (expense), net                          (355,722)      105,244      1,432,590
                                                     ------------  ------------  -------------

Net loss                                                (589,135)   (7,222,010)   (18,428,485)
Preferred dividends                                      (17,106)      (68,424)      (508,435)
                                                     ------------  ------------  -------------

Net loss attributable to common stockholders           ($606,241)  ($7,290,434)  ($18,936,920)
                                                     ============  ============  =============

Basic and diluted net loss per share attributable
   to common stockholders                                 ($0.12)       ($0.92)        ($1.55)
                                                     ============  ============  =============

Weighted average number of shares used in
   computing basic and diluted net loss per share
   attributable to common stockholders                 5,097,073     7,888,383     12,201,006
                                                     ============  ============  =============

                See accompanying notes to financial statements

                              CURAGEN CORPORATION
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  Year Ended December 31, 1996, 1997 and 1998

                                           Common
                                           Stock                               Additional                 Unamortized
                              Number of  ($.01 par    Number of   Preferred      Paid-in     Accumulated  Stock-Based
                               Shares      value)      Shares       Stock        Capital       Deficit    Compensation    Total
                             ---------- ----------- ------------ ------------ ------------- ------------- ------------ -------------

January 1, 1996               5,021,731   $ 50,218        -            -        $1,558,278   ($2,699,878)       -       ($1,091,392)

Exercise of Common Stock
 warrants                       100,000      1,000        -            -           151,000         -            -           152,000
Issuance of Preferred
 Stock - Series A                 -          -          307,167    $1,800,000        -             -            -         1,800,000
Issuance of Preferred
 Stock with warrants -
 Series B                         -          -          175,000     1,373,666      376,334         -            -         1,750,000
Issuance of options to
 non-employees                    -           -           -            -            96,318         -            -            96,318
Preferred dividends               -           -           -            17,106      (17,106)        -            -             -
Net loss                          -           -           -            -             -          (589,135)       -          (589,135)

                             ---------- ----------- ------------ ------------ ------------- ------------- ------------ -------------

December 31, 1996             5,121,731     51,218      482,167     3,190,772    2,164,824    (3,289,013)       -         2,117,801

Issuance of Common Stock         39,746       397         -            -           162,561         -            -           162,958
Issuance of Preferred
 Stock with warrants -
 Series C                         -           -       2,011,468    11,787,202        -             -            -        11,787,202
Issuance of Preferred
 Stock - Series D                 -           -       1,000,000     7,500,000        -             -            -         7,500,000
Issuance of Preferred
 Stock - Series E                 -           -         100,000     1,000,001        -             -            -         1,000,001
Issuance of options               -           -           -            -           736,781         -            -           736,781
Unamortized stock-based
 compensation                     -           -           -            -         1,213,474         -       (1,213,464)        -
Issuance of warrants -
 capital lease obligations        -           -           -            -            59,520         -            -            59,520
Amortization of warrants -
 capital lease obligations        -           -           -            -            (5,410)        -            -            (5,410)

Preferred dividends               -           -           -           68,424       (68,424)        -            -             -
Adjustment of Redeemable
 Common Stock                     -           -           -            -        (2,454,668)        -            -        (2,454,668)

Adjustment to reflect
 automatic conversion of
 Preferred Stock              3,418,635     34,186   (3,418,634) (22,087,203)   22,053,017         -            -             -
Net loss                          -          -            -            -             -        (7,222,010)       -        (7,222,010)

                             ---------- ----------- ------------ ------------ ------------- ------------- ------------ -------------

December 31, 1997             8,580,112     85,801      175,000    1,459,196    23,861,665   (10,511,023)  (1,213,464)   13,682,175

Issuance of Common Stock      4,231,520     42,315        -            -        48,620,165         -            -        48,662,480
Conversion of Redeemable
 Common Stock                   291,875      2,919        -            -         3,937,393         -            -         3,940,312
Redemption of Preferred
 Stock - Series B                 -          -         (175,000)  (1,750,000)        -             -            -        (1,750,000)

Stock issuance costs              -          -            -            -        (4,509,612)        -            -        (4,509,612)

Amortization of stock-
 based compensation               -          -            -            -             -             -          444,532       444,532
Amortization of warrants -
 capital lease obligations        -          -            -            -           (16,232)        -            -           (16,232)

Preferred dividends               -          -            -          290,804      (508,434)        -            -          (217,631)

Exercise of employee
 stock options                  213,250      2,133        -            -           375,767         -            -           377,900
Issuance of options to
 non-employees                    -          -            -            -           289,754         -            -           289,754
Net loss                          -          -            -            -             -       (18,428,485)       -       (18,428,485)

                             ---------- ----------- ------------ ------------ ------------- ------------- ------------ -------------

December 31, 1998            13,316,757   $133,168        -            -       $72,050,465  ($28,939,508)   ($768,932)  $42,475,193
                             ========== =========== ============ ============ ============= ============= ============ =============


                See accompanying notes to financial statements

                              CURAGEN CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                    ----------------------------------------------
                                                                                         1996           1997             1998
                                                                                    -------------   -------------   --------------
Cash flows from operating activities:
     Net loss                                                                         ($589,135)     ($7,222,010)   ($18,428,485)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                                366,283        1,226,696       2,668,142
           Non-monetary compensation                                                     96,318          736,781         894,286
     Changes in assets and liabilities:
           Grants receivable                                                           (260,633)          44,525        (178,677)
           Accounts receivable                                                         (200,000)          33,250         156,350
           Other current assets                                                           2,055             (852)         12,733
           Prepaid expenses                                                             (10,468)        (134,529)       (347,723)
           Other assets                                                                 (56,548)        (180,225)       (198,259)
           Accounts payable                                                             311,457          754,137       1,671,866
           Accrued payroll-related party                                                 93,750             -           (308,125)
           Accrued bonuses                                                                 -                -            841,386
           Accrued expenses                                                             274,337          933,590        (864,812)
           Accrued payroll                                                                 -                -            324,924
           Deferred revenue                                                            (265,079)         375,000       4,500,000
           Deferred rent                                                                (17,246)         227,972          71,928
           Interest payable                                                             268,807          259,316            -
                                                                                    -------------   -------------   --------------
                 Net cash provided by (used in) operating activities                     13,898       (2,946,349)     (9,184,466)
                                                                                    -------------   -------------   --------------

Cash flows from investing activities:
     Acquisitions of property and equipment                                            (248,033)      (2,486,760)    (11,560,246)
     Loans to related parties                                                              -            (100,000)       (153,500)
                                                                                    -------------   -------------   --------------
                 Net cash used in investing activities                                 (248,033)      (2,586,760)    (11,713,746)
                                                                                    -------------   -------------   --------------

Cash flows from financing activities:
     Payments on capital lease obligations                                             (178,352)        (879,594)     (1,872,001)
     Proceeds from issuance of loan payable                                             175,000             -              -
     Payment of loan payable                                                           (175,000)            -              -
     Proceeds from issuance of Common Stock                                             252,000             -         48,662,480
     Proceeds from issuance of Preferred Stock                                        3,450,000       20,387,203           -
     Proceeds from sale-leaseback of equipment                                             -           1,227,270       5,000,659
     Payments of stock issuance costs                                                      -          (1,083,251)     (3,426,361)
     Proceeds from exercise of employee stock options                                      -                -            377,900
     Redemption of Series B Preferred Stock                                                -                -         (1,967,631)
                                                                                    -------------   -------------   --------------
                 Net cash provided by financing activities                            3,523,648       19,651,628      46,775,046
                                                                                    -------------   -------------   --------------

Net increase in cash and cash equivalents                                             3,289,513       14,118,519      25,876,834
Cash and cash equivalents, beginning of year                                              9,129        3,298,642      17,417,161
                                                                                    -------------   -------------   --------------
Cash and cash equivalents, end of year                                               $3,298,642      $17,417,161     $43,293,995
                                                                                    =============   =============   ==============

Supplemental cash flow information:
     Interest paid                                                                     $107,763         $423,655        $988,533
Noncash financing transactions:
     Reduction of note and related interest payable upon exercise of Common
        Stock warrants                                                                     -          $1,485,644           -
     Reduction of accrued expenses upon issuance of Common Stock                           -             162,958           -
     Obligations under capital leases                                                  $979,096        5,302,666      $5,051,378
     Preferred Stock subscription receivable                                            100,000             -              -
     Adjustment of Redeemable Common Stock                                                 -           2,454,668           -

                See accompanying notes to financial statements

1. Organization and Summary of Significant Accounting Policies

  Organization--CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing.

  Revenue Recognition--The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related project. Revenue is recognized based upon work performed or upon the attainment of certain benchmarks specified in the related agreements (see Note 4). Grant revenue is recognized as related costs qualifying under the terms of the grants are incurred. Grant revenue is derived solely from federal and Connecticut agencies (see Note 7). Deferred revenue arising from payments received from grants and collaborative agreements is recognized as income when earned.

  Cash and Cash Equivalents--The Company considers investments readily convertible into cash with a maturity of three months or less at the date of purchase to be cash equivalents.

  Property and Equipment--Property and equipment are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the term of the lease, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. For income tax purposes, depreciation is computed using various accelerated methods and, in some cases, different useful lives than those used for financial reporting purposes.

  Deferred Real Estate Commissions--Deferred real estate commissions were paid in January 1997 in connection with the signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Other assets, are amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method. Accumulated amortization aggregated $8,993 and $20,984, respectively, as of December 31, 1997 and 1998.

  Licensing Fees--Licensing fees for various research and development purposes were paid during 1998. The costs, which are included in Other assets, are amortized over the lives of the licenses. Accumulated amortization and related amortization expense aggregated $30,288 as of December 31, 1998.

  Patent Application Costs--Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method. During 1996, 1997, and 1998, all patent application costs have been charged to operations.

  Research and Development Costs--Research and development costs are charged to operations as incurred. Grant research expenses include all direct research and development costs incurred related to specific grant awards and programs. All remaining research and development costs are incurred for the development and maintenance of current and future research collaboration agreements, and accordingly, have been classified as collaborative research and development expenses.

  Stock-Based Compensation--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board ("APB") No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. For equity instruments awarded to non-employees, the Company records the transactions based upon the consideration received for such awards or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company recorded stock-based compensation expense attributable to non-employees totaling $96,318, $277,247 and $289,752 for the years ended December 31, 1996, 1997 and 1998, respectively. For options issued to employees, the Company records the transactions based upon the difference between the option strike price and the estimated fair market value as of the date of issuance. Stock-based compensation associated with options granted to employees during 1997 amounted to $1,672,998 and is being expensed by the Company over the vesting period of the underlying options. During 1998, no stock-based compensation was recorded as all options granted to employees were issued at the estimated fair market value as of the date of issuance. The Company recorded amortization of stock-based compensation expense for options issued to employees of $459,534 and $444,532 for the years ended December 31, 1997 and 1998, respectively.

  Income Taxes--Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement requires the use of the asset and liability method in determining the tax effect on future years of the "temporary differences" between the tax basis of assets and liabilities and their financial reporting amounts.

  Fair Value of Financial Instruments--Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash, receivables, accounts payable and accrued expenses, and certain long-term liabilities. Additionally, the Company had Redeemable Common Stock at December 31, 1997 (see Note 5). The Company considers the carrying amount of these items, excluding the Redeemable Common Stock, to approximate fair value.

  Conversion of Preferred Stock--The accompanying financial statements retroactively reflect the conversion of all outstanding shares of Series A, C, D and E Preferred Stock (Convertible Preferred Stock) to Common Stock on a one for one basis. The above conversion has been presented since the Company amended its Certificate of Incorporation in December 1997 to provide that the Series A, C, D and E Preferred Stock would be automatically converted into shares of Common Stock upon the closing of a firm committment underwritten public offering of the Common Stock. In March 1998, upon the closing of the Company's initial public offering, the foregoing conversion was completed.

  Recently Enacted Pronouncements--The AICPA has issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software;
2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company will adopt this pronouncement in 1999 and has not yet determined the effect of SOP 98-1 on its financial statements.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Property and Equipment

  Property and equipment consisted of the following:

                                                                   December 31,
                                                          -------------------------------
                                                              1997              1998
                                                          -------------     -------------
  Laboratory equipment................................       $  985,654       $ 6,570,300
  Leased equipment....................................        6,593,064        11,091,434
  Leasehold improvements..............................          399,996           904,254
  Office equipment....................................          677,318         1,534,415
                                                          -------------     -------------
     Total property and equipment.....................        8,656,032        20,100,403
  Less accumulated depreciation and amortization......        1,735,836         4,200,122
                                                          -------------     -------------
     Total property and equipment, net................       $6,920,196       $15,900,281
                                                          =============     =============

3. Leases

  Capital Leases

  In April 1997, the Company signed a lease-financing commitment to receive $4,000,000 to purchase equipment and expand its facilities. The lease commitment provides for a payment term of 48 months per individual lease schedule. In addition, the commitment provides for the issuance to the lessor of two warrants (the "First Warrant" and the "Second Warrant") to purchase shares of the Common Stock. The First Warrant was issued in April 1997 and entitles the lessor to purchase 11,111 shares of Common Stock at an exercise price of $9.00 per share. The Second Warrant was issued in September 1997 when the Company's aggregate equipment cost under the agreement exceeded $2,000,000. The Second Warrant entitles the lessor to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share. The value ascribed to the warrants was $59,520. In June 1998, the Company signed a lease-financing commitment to receive $5,000,000 to purchase various laboratory, office and computer equipment. The lease commitment provides for payment terms of 60 months per individual lease schedule.

  The Company has also entered into other capital lease agreements to finance the purchase of equipment. Leased equipment under all such agreements consisted of the following:

                                                                  December 31,
                                                         -------------------------------
                                                             1997              1998
                                                         -------------     -------------
  Leased equipment....................................      $6,593,064       $11,091,434
  Less accumulated amortization.......................       1,133,842         3,037,429
                                                         -------------     -------------
  Total Leased equipment, net.........................      $5,459,222       $ 8,054,005
                                                         =============     =============

  The Company financed leased assets with costs of $979,096, $5,302,666 and $5,051,378 for the years ended December 31, 1996, 1997 and 1998, respectively. These arrangements have terms of three to five years with interest rates ranging from approximately 10% to 26%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at between $1 and 11% of the then fair market value of the equipment.

  The future minimum lease payments under capital lease obligations at December 31, 1998 were as follows:

   Within 1 year............................................................................    $ 2,753,825
   Within 1 to 2 years......................................................................      2,747,707
   Within 2 to 3 years......................................................................      2,787,332
   Within 3 to 4 years......................................................................      1,233,772
   Within 4 to 5 years......................................................................      1,233,000
                                                                                               ------------
   Total minimum lease payments.............................................................     10,755,636
   Less amounts representing interest.......................................................      2,046,988
                                                                                               ------------
   Present value of future minimum lease payments...........................................      8,708,648
   Less current portion of obligations......................................................      1,942,215
                                                                                               ------------
   Obligations under capital leases, net of current portion.................................    $ 6,766,433
                                                                                               ============

  Operating Leases

  In December 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal administrative and research facilities at 555 Long Wharf Drive, New Haven, Connecticut. In October 1997 and August 1998, the Company amended that lease to increase its leased space to a total of 31,000 and 36,000 square feet, respectively. The Company may renew the lease for two additional terms of five years each. In May 1998, the Company entered into a lease agreement, expiring in May 2000, for its 32,000 square foot research facility in Branford, Connecticut. The lease agreement may be renewed for three additional terms of two years each. An additional 12,000 square feet at the Company's third research location in Alachua, Florida is also leased under an agreement which may be renewed for an additional one year term, after the expiration date in July 1999.

  Total rent expense under all operating leases for 1996, 1997 and 1998 was approximately $77,200, $487,300 and $1,016,050, respectively.

  The future minimum rental payments for all operating leases are as follows as of December 31, 1998:


 Year
 -----
 1999................................................................   $1,295,135
 2000................................................................      924,229
 2001................................................................      736,729
 2002................................................................      772,667
                                                                       ------------
 Total...............................................................   $3,728,760
                                                                       ============

4.  Collaborations

  Pioneer Hi-Bred International, Inc.

  Effective June 1, 1997, the Company entered into a Collaborative Research and License Agreement with Pioneer Hi-Bred International, Inc. ("Pioneer Hi-Bred") whereby the Company is to perform research that will be funded by Pioneer Hi-Bred. In conjunction with the execution of this agreement, Pioneer Hi-Bred made an equity investment of $7,500,000 in the form of 1,000,000 shares of Series D Convertible Preferred Stock (see Note 5). In addition, Pioneer Hi-Bred paid the Company $2,500,000 per year, for the first 10 months, in quarterly installments due in advance, on or before the first day of each calendar quarter, with the first payment prorated. In March of 1998, Pioneer Hi-Bred increased the minimum annual research funding to $5,000,000 per year. Pioneer Hi-Bred has the right to terminate the research program at any time upon a breach by the Company and on three months' written notice at any time after May 2000.

  The $5,000,000 per year fee is based upon an established number of CuraGen employees whom will be devoted to the Pioneer Hi-Bred research. In accordance with the Company's revenue recognition policy as described in Note 1, revenue has been recorded based upon work performed. For the years ended December 31, 1997 and 1998, the Company recorded revenue of $1,458,333 and $4,375,000, which represented 25% and 47% of total revenue, respectively, related to this agreement. In addition, $1,250,000 has been received from Pioneer Hi-Bred for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 1998.

  Genentech, Inc.

  In June 1996, the Company entered into a Pilot Research Services and Evaluation Agreement with Genentech, Inc. ("Genentech") pursuant to which the Company performed certain research services for a $200,000 fee. The pilot collaboration was superseded by the Evaluation Agreement, signed and effective December 27, 1996, pursuant to which the Company performed additional research services during 1997 for a research fee of $667,000 payable in four equal installments of $166,750. The Company completed the research within four months of the receipt of tissue samples from Genentech as required by the Evaluation Agreement and recorded $667,000 as revenue, which represented 11% of total revenues for the year ended December 31, 1997. The entire accounts receivable balance at December 31, 1997 was due from Genentech. In connection with the execution of the Evaluation Agreement, Genentech made an equity investment of $1,800,000 in the form of 307,167 shares of Series A Convertible Preferred Stock (see Note 5).

  In November 1997, CuraGen and Genentech entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics. Pursuant to the agreement, Genentech purchased $5,000,000 of Common Stock in a private placement concurrent with the initial public offering at the initial public offering price. Genentech also agreed to provide CuraGen with an interest-bearing loan facility which could in the aggregate reach $26,000,000 if the research program continues beyond its initial three year term. The loan facility contains annual borrowing limits and the outstanding principal and interest under the loan facility are payable five years from the date of the agreement. Subject to certain limitations, during the term of the agreement, and after the end of the first year, the drawn-down portion of the loan is convertible at CuraGen's option into CuraGen non-voting Common Stock, par value $.01 per share (the "Non-Voting Common Stock") based upon a formula that approximates the prevailing market price of the Company's Common Stock. If issued, the Non-Voting Common Stock is convertible, at Genentech's option, into Common Stock (i) at any time, at Genentech's option or (ii) upon the sale or transfer of the Non-Voting Common Stock to a non-affiliated party. Genentech will additionally provide funding of up to $24,000,000 over five years if the database subscription arrangement is not terminated, the research collaboration continues for the full five-year term and Genentech elects to retain licenses to its discoveries. Genentech has an option to acquire licenses to certain discoveries arising from the collaboration.

  Biogen, Inc.

  In October 1997, CuraGen and Biogen, Inc. ("Biogen") entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics. Pursuant to the agreement, Biogen purchased $5,000,000 of Common Stock in a private placement concurrent with the initial public offering at the initial public offering price and agreed to provide a $10,000,000 interest-bearing loan facility. At any time during the term of the agreement, the loan is convertible at the Company's option into Common Stock based upon a formula that approximates its prevailing market price. Biogen will additionally provide payments over five years to support a research collaboration to generate project-specific GeneCalling(R) and PathCalling(TM) databases from Biogen-specified disease systems and to gain non-exclusive access to the Company's GeneCalling and PathCalling subscription databases. Payments could reach $18,500,000 if the research collaboration and database subscription arrangement both continue for the full five-year term. Biogen has an option to acquire exclusive licenses to certain discoveries arising from the collaboration.

  For the years ended December 31, 1997 and 1998, the Company recorded revenue of $375,000 and $1,500,000 which represented 6% and 16% of total revenue related to this agreement, respectively. In addition, $375,000 has been received from Biogen for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 1998.

  Glaxo Wellcome, Inc.

  In November 1998, CuraGen and Glaxo Wellcome, Inc. ("Glaxo") announced a drug discovery collaboration to utilize CuraGen's integrated genomics processes for the study and selection of Glaxo compounds for clinical development. This pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, CuraGen will evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity. For the year ended December 31, 1998, the Company has not recorded revenue related to this agreement. However, $2,750,000 has been received from Glaxo for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 1998.

5. Stockholders' Equity

  Authorized Capital Stock

  The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, par value of $.01 per share ("Common Stock"), 5,000,000 shares of Preferred Stock, par value of $.01 per share ("Preferred Stock") and 3,000,000 shares of Non-Voting Common Stock.

  At December 31, 1997, the Company had reserved 1,583,666 shares of Common Stock pursuant to outstanding warrants, 1,500,000 shares of Common Stock for issuance pursuant to the 1993 Stock Option and Incentive Award Plan (the "1993 Stock Plan"), 1,500,000 shares of Common Stock for issuance pursuant to the 1997 Employee, Director and Consultant Stock Plan (the "1997 Stock Plan") and 570,000 shares of Common Stock for issuance pursuant to non-qualified stock options. At December 31, 1998, the Company had reserved 1,583,666 shares of Common Stock pursuant to outstanding warrants, 871,883 shares of Common Stock for issuance pursuant to the 1993 Stock Plan, 1,500,000 shares of Common Stock for issuance pursuant to the 1997 Stock Plan and 453,750 shares of Common Stock for issuance pursuant to non-qualified stock options. In November 1998, the Board of Directors of the Company approved an amendment to and restatement of the 1997 Stock Plan to increase the number of shares of Common Stock reserved for issuance of options granted pursuant to such Plan from 1,500,000 to 3,500,000, and recommended that the holders of shares of the Corporation's Common Stock approve such amendment and restatement at the next Annual Meeting of the Shareholders of the Company

  Common Stock and Warrants to Purchase Common Stock

  In February 1994, in connection with the $600,000 promissory note (the "CII Note") due to Connecticut Innovations, Inc. ("CII"), the Company issued 102,156 shares of Common Stock to CII (the "CII Stock") and a non-detachable stock subscription warrant (the "CII Warrant") to purchase 291,875 shares of Common Stock (the "CII Warrant Shares") at an aggregate exercise price equal to the original principal balance of the CII Note ($600,000) plus any unpaid interest. The CII Stock was valued at $155,277. In April 1997, the CII Warrant was exercised and CII received the CII Warrant Shares for consideration of $1,485,644, which represented full payment of the CII Note totaling $600,000 in principal and $885,644 in accrued interest. The Company had the right to purchase (the "Call Right") the CII Warrant Shares from CII. Further, CII had the right to sell (the "Put Right") the CII Warrant Shares to the Company.

  In October 1997, the Company entered into an agreement with CII whereby, among other things, the Call Right and Put Right were to be terminated upon the closing of the initial public offering. In the absence of termination, the Call Right would have been exercisable by the Company, (i) after June 30, 1996, for the greater of (a) the fair market value of the CII Warrant Shares, or (b) $600,000 plus a compounded annual rate of return of 30% from the date of the CII Note, if certain levels of capital were raised, or (ii) after February 10, 1999, for the greater of (a) the fair market value of the CII Warrant Shares, or (b) $600,000 plus a compounded annual rate of return of 25% from the date of the CII Note. In the absence of termination, the Put Right would have been exercisable by CII (i) at any time until February 10, 2004, in the event that the Company failed to maintain a Connecticut presence, for the greater of (a) the fair market or book value of the CII Warrant Shares, or (b) $600,000 plus a compounded annual rate of return of 40% from the date of the CII Note, or (ii) at any time in the event that the Company violated certain covenants or a default occurred under the CII documents, or at any time after February 10, 1999, for the greater of (a) the fair market value of the CII Warrant Shares, or
(b) $600,000 plus a compounded annual rate of return of 25% from the date of the CII Note.

  Given the Put Right, the Company had classified the CII Warrant Shares as Redeemable Common Stock on the balance sheet at December 31, 1997. The carrying value of the Redeemable Common Stock was adjusted through charges to additional paid-in capital to amounts approximating the exercise price pursuant to the Put Right. In March 1998, the Company completed its initial public offering. Accordingly, the Put Right and the Call Right were terminated and the Redeemable Common Stock was converted into Common Stock.

  In March 1997, the Company also issued 17,073 and 22,673 shares of Common Stock for a total value of $70,000 and $92,958, respectively, for the settlement of outstanding accrued expense balances with two separate entities.

  In March 1998, the Company completed its initial public offering of 3,000,000 shares of its Common Stock and received net proceeds of $30,200,000. Concurrently with completion of the initial public offering, the Company privately placed an aggregate of 956,520 shares of Common Stock and received net proceeds of $5,000,000 each from Biogen and Genentech, two of the Company's collaborative partners and existing stockholders, and $1,000,000 from the University of Florida Research Foundation, Inc. Accordingly, the combined net proceeds raised by the Company from the offering and the concurrent private placements were $41,200,000. In addition, in April 1998, the Company's underwriters exercised their option to purchase an additional 275,000 shares of Common Stock at a price of $11.50 per share to cover over-allotments, providing CuraGen with additional net proceeds of $2,900,000.

  Stock Options

  The Company's 1993 Stock Plan was adopted by the Company Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provides for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of the Company. Of the 1,500,000 shares of Common Stock which were reserved for issuance under the 1993 Stock Plan, options to purchase 1,028,884 and 871,883 shares were granted and outstanding as of December 31, 1997 and 1998, respectively. The Company does not intend to grant any additional options or awards under the 1993 Stock Plan.

  A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                                                   Weighted
                                                                                    Number         Average
                                                                                  of Shares     Exercise Price
                                                                                 -----------   ----------------
  Outstanding January 1, 1996.................................................      285,000              $2.22
     Granted..................................................................      269,550               3.16
     Canceled or lapsed.......................................................      (13,000)              3.00
                                                                                 ----------
  Outstanding December 31, 1996...............................................      541,550               2.67
     Granted..................................................................      518,583               6.83
     Canceled or lapsed.......................................................      (31,749)              3.29
                                                                                 ----------
  Outstanding December 31, 1997...............................................    1,028,884               4.75
     Granted..................................................................            -                  -
     Exercised................................................................      (97,001)              2.50
     Canceled or lapsed.......................................................      (60,000)              4.37
                                                                                 ----------
  Outstanding December 31, 1998...............................................      871,883               5.02
                                                                                 ==========
  Exercisable December 31, 1996...............................................      145,459               2.22
                                                                                 ==========
  Exercisable December 31, 1997...............................................      347,611               3.32
                                                                                 ==========
  Exercisable December 31, 1998...............................................      458,584               4.23
                                                                                 ==========

  The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 1998:

                                                                     Weighted
                                                      Number of      Average         Weighted
   Range of                                            Options      Contractual      Average
Exercise Prices                                      Outstanding       Life       Exercise Price
---------------                                      -----------    -----------   --------------
$ 1.00-$ 2.50.....................................     166,000       6.3 years       $ 2.11
  2.51-  4.10.....................................     339,950       7.8 years         3.50
  4.11-  7.50.....................................     308,533       8.6 years         7.34
  7.51- 10.00.....................................      57,400       8.7 years        10.00
                                                     -----------
                                                       871,883       7.8 years         5.02
                                                     ===========


                                                                       Weighted
                                                                       Average
                                                      Number of     Exercise Price
   Range of                                            Options        of Options
Exercise Prices                                      Exercisable      Exercisable
---------------                                      -----------    --------------
$ 1.00-$ 2.50.....................................     135,300          $ 2.09
  2.51-  4.10.....................................     195,818            3.48
  4.11-  7.50.....................................     115,666            7.40
  7.51- 10.00.....................................      11,800           10.00
                                                     -----------
                                                       458,584            4.23
                                                     ===========

  In addition to the options granted under the 1993 Stock Plan, the Company has granted non-plan options to purchase shares of Common Stock pursuant to individual agreements with Company employees and consultants. As of December 31, 1997 and 1998, there were 570,000 and 453,750 options, respectively, outstanding which are not part of a specific plan. These options incorporate the provisions of the 1993 Stock Plan to the extent such provisions are not inconsistent with the terms of those options.

  A summary of all non-plan stock option activity during the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                                     Weighted
                                                                      Number         Average
                                                                    of Shares     Exercise Price
                                                                  -------------  ----------------
  Outstanding January 1, 1996...................................      456,000          $1.40
     Granted....................................................            -              -
     Canceled or lapsed.........................................            -              -
                                                                  -------------
  Outstanding December 31, 1996.................................      456,000           1.40
     Granted....................................................      114,000           4.10
     Canceled or lapsed.........................................            -              -
                                                                  -------------
  Outstanding December 31, 1997.................................      570,000           1.94
     Granted....................................................            -              -
        Exercised...............................................     (116,250)          1.17
        Canceled or lapsed......................................            -              -
                                                                  -------------
  Outstanding December 31, 1998.................................      453,750           2.14
                                                                  =============
  Exercisable December 31, 1996.................................      282,500           1.22
                                                                  =============
  Exercisable December 31, 1997.................................      349,500           1.31
                                                                  =============
  Exercisable December 31, 1998.................................      315,000           1.68
                                                                  =============

  The following table summarizes information about non-plan stock options at December 31, 1998:


                                                                     Weighted
                                                      Number of      Average         Weighted
   Range of                                            Options      Contractual      Average
Exercise Prices                                      Outstanding       Life       Exercise Price
---------------                                      -----------    -----------   --------------
$ 1.00-$ 2.50.....................................     339,750       5.5 years       $ 1.48
  2.51-  4.10.....................................     114,000       8.0 years         4.10
                                                     -----------
                                                       453,750       6.1 years         2.14
                                                     ===========


                                                                       Weighted
                                                                       Average
                                                      Number of     Exercise Price
   Range of                                            Options        of Options
Exercise Prices                                      Exercisable      Exercisable
---------------                                      -----------    --------------
$ 1.00-$ 2.50.....................................     286,500          $ 1.44
  2.51-  4.10.....................................      28,500            4.10
                                                     -----------
                                                       315,000            1.68
                                                     ===========

  The Company's 1997 Stock Plan was approved by the Company's Board of Directors and stockholders in October 1997. The 1997 Stock Plan provides for the issuance of stock options and stock grants ("Stock Rights") to employees, directors and consultants of the Company. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the 1997 Stock Plan. In November 1998, the Board of Directors of the Company approved an amendment to and restatement of the 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance of options granted pursuant to such Plan from 1,500,000 to 3,500,000, and recommended that the holders of shares of the Corporation's Common Stock approve such amendment and restatement at the next Annual Meeting of the Shareholders of the Company. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. At December 31, 1997, the Company had 65,000 options outstanding under the 1997 Stock Plan and an additional 1,435,000 available for grant. At December 31, 1998, the Company had 1,276,100 options outstanding under the 1997 Stock Plan and an additional 223,900 available for grant. No stock options have been exercised under the 1997 Stock Plan as of December 31, 1998.

  A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 1997 and 1998 is as follows:

                                                                                              Weighted
                                                                               Number         Average
                                                                             of Shares     Exercise Price
                                                                           -------------  ---------------
Outstanding December 31, 1996............................................            -              -
     Granted.............................................................       65,000         $11.50
     Canceled or lapsed..................................................            -              -
                                                                            ----------
  Outstanding December 31, 1997..........................................       65,000          11.50
     Granted.............................................................    1,306,100           8.73
     Exercised...........................................................            -              -
     Canceled or lapsed..................................................      (95,000)         11.33
                                                                            ----------
  Outstanding December 31, 1998..........................................    1,276,100           8.68
                                                                            ==========
  Exercisable December 31, 1997..........................................       21,668          11.50
                                                                            ==========
  Exercisable December 31, 1998..........................................       70,383          10.98
                                                                            ==========

  The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 1998:

                                                                     Weighted
                                                      Number of      Average         Weighted
   Range of                                            Options      Contractual      Average
Exercise Prices                                      Outstanding       Life       Exercise Price
---------------                                      -----------    -----------   --------------
$ 4.11-$ 7.50.....................................      719,000      9.7 years       $ 6.68
  7.51- 10.00.....................................       15,000      9.6 years         7.94
 10.01- 11.94.....................................      542,100      9.0 years        11.36
                                                     -----------
                                                      1,276,100      9.4 years         8.68
                                                     ===========


                                                                       Weighted
                                                                       Average
                                                      Number of     Exercise Price
   Range of                                            Options        of Options
Exercise Prices                                      Exercisable      Exercisable
---------------                                      -----------    --------------
$ 4.11-$ 7.50.....................................       6,751          $ 6.13
  7.51- 10.00.....................................           -               -
 10.01- 11.94.....................................      63,632           11.50
                                                     -----------
                                                        70,383           10.98
                                                     ===========

  Had compensation cost for the Company's stock option plans been determined in accordance with the minimum value method as prescribed under SFAS 123, the Company's net loss attributable to common stockholders and net loss per share attributable to common stockholders would have approximated the pro forma amounts shown below for each of the years ended December 31, 1996, 1997 and 1998.


                                                                            December 31,
                                         --------------------------------------------------------------------------------------
                                                  1996                        1997                         1998
                                         -----------------------    --------------------------    -----------------------------
                                         As Reported   Pro Forma    As Reported     Pro Forma      As Reported     Pro Forma
                                         -----------   ---------    -----------    -----------    -------------   -------------
Net loss attributable to
  common stockholders.................    $(606,241)   $(685,816)   $(7,290,434)   $(7,891,326)   $(18,936,920)   $(20,095,345)
Net loss per share attributable to
  common stockholders.................    $   (0.12)   $   (0.12)   $      (.92)   $     (1.00)   $      (1.55)   $      (1.65)

  The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 1996 and 1997 are as follows: 1) 0% dividend yield,
2) .1% expected volatility, 3) risk-free interest rate of approximately 6%, and
4) expected life of the options of 10 years. The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 1998 are as follows: 1) 0% dividend yield, 2) 50% expected volatility, 3) risk-free interest rate of approximately 5.25%, and 4) expected life of the options of 10 years. The weighted average grant date fair value of options granted during the years ended December 31, 1996, 1997, and 1998 was approximately $0.81 per share, $6.14 per share and $5.77 per share, respectively.

  Preferred Stock

  The Company received aggregate consideration of $1,750,000 from five investors as subscriptions for the purchase of 175,000 shares of Series B Preferred Stock. In September 1996, October 1996 and January 1997, the Company received proceeds of $1,600,000, $50,000 and $100,000, respectively. The Series B Preferred Stock was non-convertible and accrued dividends at the prime rate. Dividends were payable when declared by the Board of Directors. Dividends in arrears at December 31, 1997 were $181,563. Upon completing a qualified equity financing, as defined in the Series B Preferred Stock Agreement, the Company was entitled to redeem all of the shares of the Series B Preferred Stock. The completion of the Company's initial public offering satisfied such requirement, and accordingly, in March 1998, the Company redeemed all of such Series B Preferred Stock for an aggregate redemption price of $1,750,000, plus accrued dividends and dividends in arrears.

  In addition, holders of the Series B Preferred Stock received 5 year warrants to purchase an aggregate of 358,361 shares of Common Stock at $5.86 per share, which warrants expire on March 27, 2002. Such warrants were valued at $376,334. The value of such warrants was accreted over the warrant period and such accretion was classified as preferred dividends. For the years ended December 31, 1997 and 1998, such accretion amounted to $68,424 and $17,106, respectively.

   In December 1996, in connection with the Genentech Evaluation Agreement (see
Note 4), Genentech purchased 307,167 shares of Series A Preferred Stock for $1,800,000, or $5.86 per share. In March 1997, the Company issued 2,011,468 shares of convertible Series C Preferred Stock for an aggregate purchase price of $11,787,202. In addition, three year warrants were issued to certain purchasers of the Series C Preferred Stock to purchase an aggregate of 366,894 shares of Common Stock at an exercise price of $9.00 per share. Such warrants were valued at $0 upon issuance. In May 1997, as a result of the Pioneer Hi-Bred Agreement (see Note 4), the Company issued 1,000,000 shares of Series D Convertible Preferred Stock, for an aggregate purchase price of $7,500,000. In June 1997, the Company issued 100,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $1,000,001.

   In March 1998, upon the closing of the initial public offering of its Common Stock, the Company automatically converted the Series A, C, D and E Preferred Stock into shares of Common Stock on a 1 for 1 basis.

6.Income Taxes

  The net deferred income tax assets consisted of the following:

                                                                                        December 31,
                                                                        -------------------------------------------
                                                                               1997                    1998
                                                                        -----------------       -------------------
  Total deferred income tax assets....................................     $ 5,930,000              $ 15,400,000
  Valuation allowance.................................................      (5,930,000)              (15,400,000)
                                                                           -----------              ------------
     Total............................................................     $         0              $          0
                                                                           ===========              ============

  The deferred income tax assets are primarily a result of the federal and Connecticut net operating loss and research and development credit carryforwards and timing differences relating to accrued payroll and depreciation and amortization. As the Company has no prior earnings history, a valuation allowance has been established due to the Company's uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards.

The change in the valuation allowance was $538,000, $4,068,000 and $9,470,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  At December 31, 1998, the Company has federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $27,400,000. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also has federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $1,600,000 and $2,700,000, respectively at December 31, 1998.

7. Grants

  The Company has received federal grants for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

  During 1995, the Company received two grants from CII in the amounts of $450,000 and $237,500. The term of the $450,000 grant is January 4, 1995 to December 31, 2004, and the term of the $237,500 grant is February 1, 1995 to January 31, 2005. The Company could be required to repay 100% of these amounts if during the terms of the respective grants (i) the Company breaches and fails to cure a material covenant, (ii) a material representation or warranty of the Company becomes untrue and is not cured, (iii) the Company becomes bankrupt or insolvent or liquidates its assets, or (iv) the Company is required to repay the federal grants to which the CII grants relate. In addition, the Company could be required to repay up to 200% of the amounts of the CII grants if the Company ceases to have a "Connecticut presence," during the terms of the respective grants.

8. Related Parties

  From inception of the Company through September 30, 1996, the Chief Executive Officer elected to defer payment of his salary to future periods on an interest free basis. This amount had been recorded as accrued payroll-related party as of December 31, 1997. In May of 1998, payment in full of $308,125 was made to the Chief Executive Officer.

  In March 1997, the Company loaned one of its officers $50,000 with a term of 4 years. The note bore interest at 8% per annum and was automatically forgiven upon consummation of the initial public offering in March 1998, as previously defined in the agreement.

  In September 1997, the Company loaned one of its officers $50,000 with a term of 17 months bearing interest at 8% per annum. If this officer remains an employee through the maturity date, the loan will be extended contingent upon continued employment. This note will be forgiven if such officer remains an employee through September 2001.

  In February 1998, the Company loaned one of its officers $50,000 with a term of 11 months bearing interest at 8% per annum. If this officer remains an employee through the maturity date, the loan will be extended contingent upon continued employment. This note will be forgiven if such officer remains an employee through January 2002.

  On December 23, 1998, the Company announced the departure of an Executive Vice President and member of its Board of Directors. For the year ended December 31, 1998, in connection with the separation agreement signed by the parties, the Company has recorded $928,561 of compensation related expenses, including accrued bonuses for payments of accrued payroll and other compensation related expenses. In addition, the Company and the former Executive Vice President and director executed a non-qualified stock option agreement dated December 23, 1998 for the purchase of 25,000 shares of Common Stock at $6.875 per share, the then current fair market value of the Company's Common Stock. The option will become fully vested and exercisable on June 30, 2000 and shall terminate on June 30, 2002. The Company has recorded the related stock-based compensation expense in 1998, as described in Note 1. The Company has also agreed to make available from time to time during the period from April 1, 1999 to March 31, 2001, a loan in the maximum principal amount of $250,000. If utilized, the loan will have a term of two years and will bear interest at a variable rate equal to the prime rate as reported in the Wall Street Journal, adjusted monthly.

9. Supplemental Disclosure

  Summary Selected Quarterly Financial Data (Unaudited)

                                                            ---------------------------------------------------------------
                                                                                       Quarter Ended
                                                            ---------------------------------------------------------------
                                                                  March 31        June 30        Sept 30         Dec 31
                                                            ----------------   ------------   -------------   -------------
1998:
Total revenues                                                  $ 1,989,572     $ 2,715,626     $ 2,308,015     $ 2,243,812
Total operating expenses                                          5,193,696       5,785,697       7,329,895      10,808,811
Net loss attributable to common stockholders                     (3,675,948)     (2,499,017)     (4,511,685)     (8,250,270)
Net loss per common share                                             (0.40)          (0.19)          (0.34)          (0.62)
1997:
Total revenues                                                    1,232,538       1,647,094       1,292,118       1,724,793
Total operating expenses                                          1,677,765       3,050,064       3,774,745       4,721,223
Net loss attributable to common stockholders                       (553,590)     (1,477,192)     (2,370,264)     (2,889,388)
Net loss per common share                                             (0.10)          (0.18)          (0.27)          (0.33)

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of CuraGen Corporation
New Haven, Connecticut

  We have audited the accompanying balance sheets of CuraGen Corporation (the "Company") as of December 31, 1997 and 1998, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
-------------------------

Hartford, Connecticut
February 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Executive Compensation-Employment Agreements and Other Termination of Employment Agreements" and "Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  ITEM 14 (a)(1)  FINANCIAL STATEMENTS.

  The following Financial Statements are included in Item 8:

  Balance Sheets as of December 31, 1997 and 1998

  Statements of Operations for the Year Ended December 31, 1996, 1997 and 1998

  Statements of Changes in Stockholders' Equity (Deficiency) for the Year Ended December 31, 1996, 1997 and 1998

  Statements of Cash Flows for the Year Ended December 31, 1996, 1997 and 1998

  Notes to Financial Statements

  Independent Auditors' Report

  ITEM 14 (a)(2)  FINANCIAL STATEMENT SCHEDULES.

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

  ITEM 14 (a)(3)  EXHIBITS.
  The following is a list of exhibits filed as part of this Annual Report on Form 10-K.



EXHIBIT NO.   DESCRIPTION
-----------   -----------
   @3.1       Amended and Restated Certificate of Incorporation of the
              Registrant (Filed as Exhibit 3.3)
   @3.2       Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.5)
   @4.1       Article Fourth of the Amended and Restated Certificate of
              Incorporation of the Registrant (Filed as Exhibit 4.1)
   @4.2       Form of Common Stock Certificate (Filed as Exhibit 4.2)
  *10.1       Memorandum of Lease Agreements dated December 23, 1996, October 27,
              1997 and August 31, 1998 (New Haven) between the Registrant and Fusco
              Harbour Associates, LLC
  #10.2       Lease, dated May 29, 1998, (Branford) by and between T.K.J. Associates,
              LLC and the Registrant (Filed as Exhibit 10.1)
  @10.3       Sid Martin Biotechnology Development Institute Incubator License
              Agreement, dated July 15, 1997, between the Registrant and the
              University of Florida Research Foundation, Inc. (Filed as Exhibit 10.3)
  @10.4       1997 Employee, Director and Consultant Stock Plan (Filed as Exhibit 10.4)
  @10.5       1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)
  @10.6       Amendment to 1993 Stock Option and Incentive Plan, dated May 12, 1997
              (Filed as Exhibit 10.6)
  $10.7       Form of Non-Qualified Stock Option Agreement with respect to options to purchase an aggregate of 570,000 shares of Common Stock (Filed as
              Exhibit 99.3)
  *10.8       Separation Agreement, dated December 23, 1998, between the Registrant and
              Gregory T. Went, Ph.D.
  @10.9       Employment Letter, dated July 18, 1997, between the Registrant and
              David M. Wurzer (Filed as Exhibit 10.8)
 @10.10       Employment Letter, dated August 21, 1997, between the Registrant and
              Peter A. Fuller, Ph.D. (Filed as Exhibit 10.9)
 +10.11       Option and Exclusive License Agreement, dated October 4, 1996, between
              the Registrant and Wisconsin   Alumni Research Foundation (Filed as
              Exhibit 10.11)
 +10.12       Standard Non-Exclusive License Agreement--Brumley, dated July 1, 1996, between the Registrant and Wisconsin Alumni Research Foundation (Filed
              as Exhibit 10.12)
 +10.13       Collaborative Research and License Agreement, dated May 16, 1997, between the Registrant and Pioneer Hi-Bred International, Inc. (Filed
              as Exhibit 10.13)
 +10.14       Research and Option Agreement, dated October 1, 1997, between the
              Registrant and Biogen, Inc. (Filed as Exhibit 10.14)
 +10.15       Research and Option Agreement, dated November 20, 1997, between the
              Registrant and Genentech, Inc. (Filed as Exhibit 10.15)
 +10.16       Notice of Grant Award and Grant Application to Department of Health and
              Human Services for Automated Sequencing System for Human Genome
              Project, dated March 25, 1995 (Filed as Exhibit 10.16)
 @10.17       ATP Agreement for Integrated Microfabricated DNA Analysis Device for
              Diagnosis of Complex Genetic Disorders, dated February 1995 (Filed as
              Exhibit 10.17)
 @10.18       ATP Agreement for Molecular Recognition Technology for Precise Design of
              Protein-Specific Drugs, dated March 2, 1995 (Filed as Exhibit 10.18)
 @10.19       ATP Agreement for Programmable Nanoscale Engines for Molecular Separation,
              dated May 6, 1997 (Filed as Exhibit 10.19)
 @10.20       Material Transfer and Screening Agreement, dated January 15, 1998, between the Registrant and ArQule, Inc. (Filed as Exhibit 10.20)
*%10.21       Pharmacogenomics Research and License Agreement, dated November 18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant
  *11.1       Schedule of Computation of Net Loss Per Share
  *21.1       Subsidiaries of the Registrant
  *23.1       Consent of Deloitte & Touche LLP
  *27.1       Financial Data Schedule

*    Filed herewith
@ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement filed on Form S-1, File No. 333-38051.
# Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ending June 30, 1998.
$ Previously filed as Exhibit 99.3 to the Company's Registration Statement on Form S-8, File No. 333-56829, and incorporated herein by reference.
+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement filed on Form S-1, File No. 333-38051, and for which Confidential Treatment has been granted by the Commission as to certain portions.
% Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

  Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

  ITEM 14 (b) REPORTS ON FORM 8-K

  The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: March 26, 1999               CuraGen Corporation


                                    By: /s/  David M. Wurzer
                                        --------------------
                                    David M. Wurzer
                                    Executive Vice-President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 26, 1999.


     Signature                                               Title
/s/ Jonathan M. Rothberg, Ph.D.                  Chief Executive Officer, Chairman
-------------------------------                  of the Board of Directors and President
Jonathan M. Rothberg, Ph.D.                      (principal executive officer and director)

/s/  David M. Wurzer                             Executive Vice-President, Treasurer
--------------------                             and Chief Financial Officer
David M. Wurzer                                  (principal financial and accounting officer)

/s/ Richard H. Booth, C.P.A., C.L.U., Ch.F.C.         Director
---------------------------------------------
Richard H. Booth, C.P.A., C.L.U., Ch.F.C.

/s/ Vincent T. DeVita, Jr., M.D.                      Director
--------------------------------
Vincent T. DeVita, Jr., M.D.

/s/ Robert E. Patricelli, J.D.                        Director
-------------------------------
Robert E. Patricelli, J.D.

/s/ James L. Vincent                                  Director
--------------------
James L. Vincent

                                 EXHIBIT INDEX



EXHIBIT NUMBER       DESCRIPTION
--------------       -----------
    10.1             Memorandum of Lease Agreements dated December 23, 1996, October 27, 1997 and August 31, 1998 (New Haven) between the Registrant and Fusco Harbour
                     Associates, LLC

   10.8              Separation Agreement, dated December 23, 1998, by and between Gregory T. Went,
                     Ph.D. and the Registrant

  %10.21             Pharmacogenomics Research and License Agreement, dated November 18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant

   11.1              Schedule of Computation of Net Loss Per Share

   21.1              Subsidiaries of the Registrant

   23.1              Consent of Deloitte & Touche LLP

   27.1              Financial Data Schedule

% Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.