Form 10-Q
period 1999-03-31
CURAGEN CORP
filed 1999-05-14
CIK 1030653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
 State or other jurisdiction of                            (I.R.S. Employer
 ncorporation or organization)                            Identification No.)


     555 Long Wharf Drive, 11th Floor, New Haven, Connecticut        06511
           (Address of principal executive office)                (Zip Code)


      Registrant's telephone number, including area code: (203) 401-3330


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No [  ]

The number of shares outstanding of the Registrant's Common Stock as of April 30, 1999 was 13,430,357.

                              CURAGEN CORPORATION
                                   FORM 10-Q
                                     INDEX



PART I. Financial Information                                          Page
                                                                       ----

      Item 1.   Financial Statements

                Condensed Balance Sheets,
                March 31, 1999 (unaudited) and December 31, 1998        3

                Condensed Statements of Operations, for the Three
                Months Ended March 31, 1999 and 1998 (unaudited)        4

                Condensed Statements of Cash Flows, for the Three
                Months Ended March 31, 1999 and 1998 (unaudited)        5

                Notes to Condensed Financial Statements (unaudited)     6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   7-9


PART II. Other Information


     Item 2.    Changes in Securities and Use of Proceeds              10

     Item 6.    Exhibits and Reports on Form 8-K                       10

Signatures                                                             11

Exhibit Index                                                          12

                              CURAGEN CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                                  March 31,              December 31,
                                                                                    1999                     1998
                                                                                ------------            -------------
                                                                                (unaudited)               (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 33,841,099            $  43,293,995
  Grants receivable                                                                  426,970                  600,241
  Accounts receivable                                                                 28,796                   10,400
  Other current assets                                                                 1,800                    1,150
  Prepaid expenses                                                                   542,788                  505,203
                                                                                ------------            -------------
    Total current assets                                                          34,841,453               44,410,989

Property and equipment, net                                                       18,918,836               15,900,281
Notes receivable - related parties                                                    90,000                   93,500
Other assets                                                                         435,881                  399,731
                                                                                ------------            -------------
      Total assets                                                              $ 54,286,170            $  60,804,501
                                                                                ============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  3,961,405            $   2,778,000
  Accrued bonuses                                                                    535,874                  841,386
  Accrued expenses                                                                   561,025                  480,450
  Accrued payroll                                                                    275,805                  324,924
  Deferred revenue                                                                 4,916,667                4,875,000
  Deferred rent                                                                      103,406                  103,406
  Current portion of obligations under capital leases                              1,937,826                1,942,215
                                                                                ------------            -------------
    Total current liabilities                                                     12,292,008               11,345,381
                                                                                ------------            -------------
Long-term liabilities:
  Deferred rent, net of current portion                                              170,643                  196,494
  Interest payable                                                                    21,000                   21,000
  Obligations under capital leases, net of current portion                         6,242,421                6,766,433
                                                                                ------------            -------------
    Total long-term liabilities                                                    6,434,064                6,983,927
                                                                                ------------            -------------

Commitments and contingencies

Stockholders' equity:
  Common Stock; $.01 par value, issued and outstanding shares
     13,430,357 at March 31, 1999, and 13,316,757 at December 31, 1998               134,304                  133,168
  Additional paid-in capital                                                      72,068,950               72,050,465
  Accumulated deficit                                                            (36,146,435)             (28,939,508)
  Unamortized stock based compensation                                              (496,721)                (768,932)
                                                                                ------------            -------------
    Total stockholders' equity                                                    35,560,098               42,475,193
                                                                                ------------            -------------
      Total liabilities and stockholders' equity                                $ 54,286,170            $  60,804,501
                                                                                ============            =============

           See accompanying notes to condensed financial statements.

                                  CURAGEN CORPORATION
                           CONDENSED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                          -----------------------------------
                                               1999                   1998
                                          -------------          ------------
Revenue:
  Grant revenue                           $    577,464           $    989,572
  Collaboration revenue                      2,094,479              1,000,000
                                          ------------           ------------
    Total revenue                            2,671,943              1,989,572
                                          ------------           ------------

Operating expenses:
  Grant research                               380,611                672,153
  Collaborative research and development     6,591,459              3,142,553
  General and administrative                 3,209,067              1,378,990
                                          ------------           ------------
    Total operating expenses                10,181,137              5,193,696
                                          ------------           ------------

Loss from operations                        (7,509,194)            (3,204,124)
Interest income, net                           302,267                 36,611
                                          ------------           ------------

Net loss                                    (7,206,927)            (3,167,513)
Preferred dividends                              -                   (508,435)
                                          ------------           ------------
Net loss attributable to common
  stockholders                             ($7,206,927)           ($3,675,948)
                                          ============           ============

Basic and diluted net loss per share
  attributable to common stockholders           ($0.54)                ($0.40)
                                          ============           ============

Weighted average number of shares used
  in computing basic and diluted net
  loss per share attributable to
  common stockholders                       13,402,421              9,187,491
                                          ============           ============

               See accompanying notes to condensed financial statements.

                              CURAGEN CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                                 1999            1998
                                                           --------------    -------------
     Cash flows from operating activities:
     Net loss                                                ($7,206,927)     ($3,167,513)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                      1,322,647          578,988
            Non-monetary compensation                             84,751          170,401
            Stock-based 401(k) Employer Plan Match                64,539              -
     Changes in assets and liabilities:
            Grants receivable                                    173,271         (485,347)
            Accounts receivable                                  (18,396)         166,750
            Prepaid expenses                                     (49,351)        (394,702)
            Other current assets                                  11,116            9,750
            Other assets                                         (56,650)         (71,566)
            Accounts payable                                   1,183,405        1,871,198
            Accrued bonuses                                     (305,512)             -
            Accrued expenses                                      80,575         (674,762)
            Accrued payroll                                      (49,119)             -
            Deferred revenue                                      41,667          625,000
            Deferred rent                                        (25,851)          54,102
                                                          --------------    -------------
     Net cash used in operating activities                    (4,749,835)      (1,317,701)
                                                          --------------    -------------

     Cash flows from investing activities:
            Acquisitions of property and equipment            (4,320,703)      (2,217,852)
            Repayments from (Loans to) - related parties           3,500          (50,000)
                                                          --------------    -------------
     Net cash used in investing activities                    (4,317,203)      (2,267,852)
                                                          --------------    -------------

     Cash flows from financing activities:
            Payments on capital lease obligations               (532,458)        (385,351)
            Proceeds from issuance of Common Stock                   -         45,499,980
            Proceeds from exercise of employee stock options     146,600           34,380
            Redemption of Series B Preferred Stock                   -         (1,967,631)
            Payments of stock issuance costs                         -         (3,197,525)
                                                          --------------    -------------
     Net cash (used in) provided by financing activities        (385,858)      39,983,853
                                                          --------------    -------------

     Net (decrease) increase in cash and cash equivalents     (9,452,896)      36,398,300
     Cash and cash equivalents, beginning of period           43,293,995       17,417,161
                                                          --------------    -------------
     Cash and cash equivalents, end of period             $   33,841,099    $  53,815,461
                                                          ==============    =============
     Supplemental cash flow information:
     Interest paid                                        $      248,931    $     219,004
                                                          ==============    =============
     Supplemental schedule of non-cash financing
       transactions:
     Obligations under capital leases                                -            $51,533
                                                          ==============    =============

             See accompanying notes to condensed financial statements.

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

     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Roche Collaboration

     The Company signed a life sciences target discovery and pharmacogenomics collaboration with F. Hoffmann-La Roche Ltd. and its affiliates, Hoffmann-La Roche Inc. and Roche Vitamins Inc. effective March 1999. This agreement outlines strategic partnerships with Roche and its affiliates and is designed to evaluate existing product candidates, discover new drug targets, and facilitate the development of drugs and diagnostic tests for the purposes of improving human and animal health.

3. Recently Enacted Pronouncements

     On March 4, 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; 2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company adopted this pronouncement effective January 1, 1999 with no material effect on its financial position, or results of operations.

                              CURAGEN CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the sections of the Company's audited financial statements and notes thereto as well as the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Overview

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of March 31, 1999, the Company had an accumulated deficit of $36,146,435. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three Months Ended March 31, 1999 and 1998

Revenue.    Revenue for the three months ended March 31, 1999 was $2,671,943, an increase of $682,371, or 34%, compared to $1,989,572 for the three months ended March 31, 1998. The increase was largely due to additional collaboration revenue recorded during the period, under the Company's arrangements with Pioneer Hi-Bred International, Inc. ("Pioneer") and Glaxo Wellcome, Inc. ("Glaxo"), offset by a decrease in grant revenue due to the completion of two federal grants during the first quarter of 1998. The Company expects future revenues will continue to increase as additional collaborative arrangements are signed.

Operating Expenses.   Grant research expenses for the three months ended March
31, 1999 of $380,611 represented a decrease of $291,542, or 43%, compared to $672,153 for the three months ended March 31, 1998. The decrease in grant research expenses was primarily attributable to the completion of two federal grants during the first quarter of 1998, thereby decreasing the costs incurred by the Company in support of these grants. As a result of the completion of various federal grants, the Company foresees a continued decline in grant research expenses in future periods, unless additional grant awards are received.

Collaborative research and development expenses for the three months ended March 31, 1999 were $6,591,459, compared to $3,142,553 for the three months ended March 31, 1998. The increase of $3,448,906, or 110%, for the three months ended March 31, 1999 was primarily attributable to the Company's obligation under existing collaborations to fulfill research requirements, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's additional collaborations and internal research.

General and administrative expenses for the three months ended March 31, 1999 increased 133% to $3,209,067 as compared to $1,378,990 for the three months ended March 31, 1998. The increase was primarily attributable to the expansion of administration facilities, increased payroll costs and the incurrence of related depreciation expense and legal expenses in support of developing the Company's intellectual property portfolios. Over the next several years, the Company anticipates that percentage increases in general and administrative expenses will be proportionate to percentage increases in grant research and collaborative research and development expenses.

Interest Income, Net. Net interest income for the three months ended March 31, 1999 of $302,267 increased $265,656, or 726%, compared to $36,611 for the first three months of 1998. The increase was primarily due to gross interest received on larger cash and cash equivalent balances held by the Company as a result of the Company's receipt of proceeds from its initial public offering and concurrent private placements of securities in March 1998.

Net Loss Attributable to Common Stockholders.   For the three months ended March
31, 1999, the Company reported a net loss attributable to common stockholders of $7,206,927 or $0.54 per share as compared to $3,675,948 or $0.40 per share in 1998. Since inception, the Company has incurred operating losses, and as of March 31, 1999, had an accumulated deficit of $36,146,435 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Liquidity and Capital Resources

As of March 31, 1999, the Company had approximately $34.0 million in cash and cash equivalents, compared to approximately $43.0 million as of December 31, 1998. This decrease represents the utilization of funds for the purchase of laboratory and office equipment and leasehold improvements, as well as payment for laboratory facilities, supplies and payroll costs to support internal and collaborative research processes. The Company has financed its operations since inception primarily through its initial public offering of Common Stock, private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of March 31, 1999, the Company had recognized $24,109,072 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on the Company's business.

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At March 31, 1999, the Company's gross investment in equipment, computers and leasehold improvements since inception was $24,421,106. At March 31, 1999, equipment with a gross book value of $10,853,053 secures the Company's equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven, Connecticut, Branford, Connecticut and Alachua, Florida locations. The Company had a material commitment for capital expenditures of approximately $1.5 million at March 31, 1999, consisting of machinery and equipment in support of its SeqCalling(TM) and GeneCalling(R) research processes.

Net cash used in operating activities was $4,749,835 for the three months ended March 31, 1999, compared to $1,317,701 for the same period ended March 31, 1998. Cash outflows for the three months ended March 31, 1999 included acquisitions of property and equipment and payments on capital lease obligations, while cash inflows primarily included proceeds from common stock option activity.

At March 31, 1999, the Company had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $35,400,000. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also has federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $1,900,000 and $2,900,000, respectively at March 31, 1999.

Year 2000 Compliance

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

Early in 1998, upon going public, the Company assessed its internal computer systems. It was determined that, because its computer applications use four digits to identify a year in the field date, the Company was in fact internally compliant with Year 2000 requirements. However, the Company has developed a strategic plan to estimate the potential risks related to third parties, with which it has relationships, including third parties that provide non-information technology systems to the Company. The third parties include financial institutions, vendors, payroll service providers, collaborative partners, utility companies and granting agencies. If any of these third parties encounter Year 2000 problems, it could potentially have a significant outcome on the ability of the Company to effectively continue its normal daily operations.

The initial stage, which is still being completed by the Company, has included distribution of inquiry letters to its most significant third parties, followed
by internal evaluation of the responses received.   As of April 30, 1999,
responses to approximately 75% of the inquiry letters were received. Several of those responses require follow-up to obtain further clarification of third party internal assessments. During the second quarter of 1999, the Company will directly contact those third parties that have not yet responded to the inquiry letters.

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

Costs

There have been no historical costs incurred to date by the Company related to Year 2000 compliance. Although the Company originally expected to complete the initial stage by the end of the first quarter of 1999, due to the delay in receiving complete responses from third parties, the Company now expects to complete the initial stage of the Year 2000 Strategic Plan by August 1999. While the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it electronically interacts.

Risks

Once the initial stage of the Company's strategic plan is completed, the Company will assess the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.

Contingency Plan

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

Recently Enacted Pronouncements

On March 4, 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". See Note 3 of Notes to Condensed Financial Statements.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future increase in revenues and collaborative research and development expenses, the expected future decrease in grant research expenses, the anticipated increases in general and administrative expenses, as well as the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risks and uncertainties discussed throughout this discussion and analysis.

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

The following table sets forth the Company's cumulative use of net offering proceeds as of March 31, 1999:

Construction of plant, building and facilities                  $   455,493
Purchase and installation of machinery and equipment              5,520,652
Purchase of Real Estate                                                   0
Acquisition of other businesses                                           0
Repayment of indebtedness                                         1,967,631
Working Capital                                                  12,726,601
Temporary Investments:
    Cash and cash equivalents                                    12,489,973
All other purposes                                                        0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    Exhibit 10.1* -  Agreement, dated March 1999, by and among the Registrant, F. Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-La Roche, Inc.

    Exhibit 11    -  Computation of Net Loss Per Share Attributable to
                     Common Stockholders

    Exhibit 27    -  Financial Data Schedule
    _________________

    * Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.



B.  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 14, 1999                 CuraGen Corporation


                                    By: /s/  Jonathan M. Rothberg, Ph.D.
                                        --------------------------------
                                    Jonathan M. Rothberg, Ph.D.
                                    Chief Executive Officer, President and
                                    Chairman of the Board



                                    By: /s/  David M. Wurzer
                                        --------------------
                                    David M. Wurzer
                                    Executive Vice-President, Treasurer
                                    and Chief Financial Officer, (principal
                                    financial and accounting officer of the
                                    registrant)

                              CURAGEN CORPORATION

                                 EXHIBIT INDEX



  No.
  ---

10.1* Agreement, dated March 1999, by and among the Registrant, F. Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-La Roche, Inc.

 11      Computation of Net Loss Per Share Attributable to Common Stockholders

 27      Financial Data Schedule
______________

  * Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.