Form 10-Q
period 1999-06-30
CURAGEN CORP
filed 1999-08-13
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM         TO
________________

Commission File Number 0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1331400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut	06511
(Address of principal executive office)	(Zip Code)

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

Yes [ X ] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999 was 13,570,299.

CURAGEN CORPORATION
FORM 10-Q
INDEX

CURAGEN CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 1999	December 31, 1998

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 29,783,626	$ 43,293,995
Grants receivable	301,463	600,241
Accounts receivable	6,250	10,400
Other current assets	61,561	1,150
Prepaid expenses	580,655	505,203

Total current assets	30,733,555	44,410,989

Property and equipment, net	17,609,748	15,900,281
Notes receivable related parties	89,202	93,500
Other assets	388,583	399,731

Total assets	$ 48,821,088	$ 60,804,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 970,823	$ 2,778,000
Accrued bonuses	547,027	841,386
Accrued expenses	474,930	480,450
Accrued payroll	273,389	324,924
Deferred revenue	4,529,851	4,875,000
Deferred rent	103,406	103,406
Current portion of obligations under capital leases	2,714,130	1,942,215

Total current liabilities	9,613,556	11,345,381

Long-term liabilities:
Deferred rent, net of current portion	144,791	196,494
Interest payable	21,000	21,000
Obligations under capital leases, net of current portion	9,055,303	6,766,433

Total long-term liabilities	9,221,094	6,983,927

Commitments and contingencies

Stockholders' equity:
Common Stock; $.01 par value, issued and outstanding 13,444,699 shares
at June 30, 1999, and 13,316,757 shares at December 31, 1998	134,447	133,168
Additional paid-in capital	72,345,498	72,050,465
Accumulated deficit	(42,071,578)	(28,939,508)
Unamortized stock based compensation	(421,929)	(768,932)

Total stockholders' equity	29,986,438	42,475,193

Total liabilities and stockholders' equity	$ 48,821,088	$ 60,804,501

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

Revenue:
Grant revenue	$59,516	$1,090,626	$636,980	$2,080,198
Collaboration revenue	3,273,171	1,625,000	5,367,650	2,625,000

Total revenue	3,332,687	2,715,626	6,004,630	4,705,198

Operating expenses:
Grant research	36,775	435,546	417,386	1,107,699
Collaborative research and development	6,327,240	3,653,524	12,918,699	6,796,077
General and administrative	3,002,818	1,696,627	6,211,885	3,075,617

Total operating expenses	9,366,833	5,785,697	19,547,970	10,979,393

Loss from operations	(6,034,146)	(3,070,071)	(13,543,340)	(6,274,195)
Interest income (expense), net	109,003	571,054	411,270	607,665

Net loss	(5,925,143)	(2,499,017)	(13,132,070)	(5,666,530)
Preferred dividends	-	-	-	(508,435)

Net loss attributable to common stockholders	($5,925,143)	($2,499,017)	($13,132,070)	($6,174,965)

Basic and diluted net loss per share attributable to common stockholders	($0.44)	($0.19)	($0.98)	($0.55)

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common stockholders	13,409,237	13,059,502	13,419,893	11,134,192

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	1999	1998

Cash flows from operating activities:
Net loss	($13,132,070)	($5,666,530)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,813,398	1,192,377
Non-monetary compensation	361,954	290,802
Stock-based 401(k) Employer Plan Match	129,078	-
Changes in assets and liabilities:
Grants receivable	298,780	(304,099)
Accounts receivable	4,948	166,750
Prepaid expenses	(87,219)	(359,551)
Other current assets	(48,645)	12,583
Other assets	(37,681)	(181,917)
Accounts payable	(1,807,177)	2,330,405
Accrued payroll - related party	-	(308,125)
Accrued bonuses	(294,358)	-
Accrued expenses	(5,521)	(765,913)
Accrued payroll	(51,534)	-
Deferred revenue	(345,153)	875,000
Deferred rent	(51,702)	39,256

Net cash used in operating activities	(12,252,902)	(2,678,962)

Cash flows from investing activities:
Acquisitions of property and equipment	(4,474,035)	(6,196,610)
Repayments from (loans to) - related parties	3,500	(110,000)

Net cash used in investing activities	(4,470,535)	(6,306,610)

Cash flows from financing activities:
Payments on capital lease obligations	(1,200,867)	(807,979)
Redemption of Series B Preferred Stock	-	(1,967,631)
Proceeds from issuance of Common Stock	-	48,662,480
Proceeds from exercise of employee stock options	160,400	105,780
Proceeds from sale-leaseback of equipment	4,253,535	2,982,927
Payments of stock issuance costs	-	(3,426,361)

Net cash provided by financing activities	3,213,068	45,549,216

Net (decrease) increase in cash and cash equivalents	(13,510,369)	36,563,644
Cash and cash equivalents, beginning of period	43,293,995	17,417,161

Cash and cash equivalents, end of period	$29,783,626	$53,980,805

Supplemental cash flow information:
Interest paid	$544,899	$663,505

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$4,253,535	$3,034,460

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

2. COR Therapeutics

The Company signed a product discovery and pharmacogenomics agreement with COR Therapeutics, Inc. ("COR ") in May 1999. Under the terms of this agreement, the Company will apply its SeqCallingTM , GeneCallingR , and PathCallingTM technologies, related services, and pharmacogenomics expertise to identify new drug targets and develop novel cardiovascular drugs. This renewable collaboration is valued at approximately $2.6 million for an initial period of 18 months. The Company may also receive milestone and royalty payments for products developed by COR as a result of this collaboration.

      CURAGEN CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 should be read in conjunction with the sections of the Company's audited financial statements and notes thereto as well as the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Overview

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of June 30, 1999, the Company had an accumulated deficit of $42,071,578. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

Revenue. Revenue for the three and six months ended June 30, 1999 was $3,332,687 and $6,004,630, respectively, an increase of $617,061 and $1,299,432, or 23% and 28%, respectively, as compared to $2,715,626 and $4,705,198 for the corresponding periods in 1998. The increases were largely due to additional collaboration revenue recorded during 1999, under the Company's arrangements with Pioneer Hi-Bred International, Inc., Glaxo Wellcome, Inc., Hoffmann-La Roche Inc., Roche Vitamins Inc., and COR Therapeutics, Inc. offset by a decrease in grant revenue due to the completion of two federal grants during the first and second quarters of 1999. The Company expects future revenues will continue to increase as additional collaborative arrangements are signed.

Operating Expenses. Grant research expenses for the three and six months ended June 30, 1999 of $36,775 and $417,386 represented a decrease of $398,771 and $690,313, or 92% and 62%, respectively, compared to $435,546 and $1,107,699 for the three and six months ended June 30, 1998. The decrease in grant research expenses was primarily attributable to the completion of the Company's federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, the Company foresees no additional grant research expenses in future periods, unless additional grant awards are received.

Collaborative research and development expenses for the three and six months ended June 30, 1999 were $6,327,240 and $12,918,699, respectively, compared to $3,653,524 and $6,796,077 for the three and six months ended June 30, 1998. The increases of $2,673,716 and $6,122,622 for the three and six months ended June 30, 1999, respectively, or 73% and 90%, respectively, were primarily attributable to the Company's obligations under new and existing collaborations to fulfill research requirements, in addition to internal research efforts, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's collaborations and internal research.

General and administrative expenses for the three months ended June 30, 1999 increased 77% to $3,002,818 as compared to $1,696,627 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, general and administrative expenses were $6,211,885 and $3,075,617, respectively, an increase of $3,136,268 or 102%. The increases were primarily attributable to the expansion of administration facilities, increased payroll costs and the incurrence of related depreciation expense and legal expenses in support of developing the Company's intellectual property portfolios. Over the next several years, the Company anticipates percentage increases in general and administrative expenses will be proportionate to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the three months ended June 30, 1999 of $109,003 decreased $462,051, or 81%, compared to $571,054 for the same period in 1998. For the six months ended June 30, 1999, net interest income of $411,270 decreased $196,395, or 32%, as compared to net interest income of $607,665 for the corresponding period in 1998. The decreases were primarily due to the lower balances held in the Company's cash and cash equivalent accounts, and additional interest expense paid on new capital lease obligations. The Company anticipates that net interest income will continue to decrease in the future, due to the anticipated decline in cash and cash equivalent balances, in addition to the expected increase in capital lease obligations.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 1999, the Company reported a net loss attributable to common stockholders of $5,925,143 or $0.44 per share as compared to $2,499,017 or $0.19 per share for the second quarter of 1998. Since inception, the Company has incurred operating losses, and as of June 30, 1999, had an accumulated deficit of $42,071,578 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Liquidity and Capital Resources

As of June 30, 1999, the Company had $29.8 million in cash and cash equivalents, compared to $43.3 million as of December 31, 1998. This decrease represents the utilization of funds for payment of laboratory facilities, supplies and payroll costs to support internal and collaborative research processes. The Company has financed its operations since inception primarily through its initial public offering of Common Stock, private placements of equity securities, government grants, collaborative research and development agreements and capital leases. As of June 30, 1999, the Company had recognized $27,441,759 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on the Company's business. During the next six months, the Company intends to drawdown a portion of the interest-bearing loan facilities available from Genentech, Inc. and Biogen, Inc., to support ongoing operating activities. These loan facilities contain annual borrowing limits, and subject to the terms of each agreement, the drawn-down portion of the loan may be converted at the Company's option into common stock.

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At June 30, 1999, the Company's gross investment in equipment, computers and leasehold improvements since inception was $24,574,439. At June 30, 1999, equipment with a gross book value of $14,868,609 secures the Company's equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven, Connecticut, Branford, Connecticut and Alachua, Florida locations. The Company had no material commitments for capital expenditures at June 30,1999.

Net cash used in operating activities was $12,252,902 for the six months ended June 30, 1999, compared to $2,678,962 for the same period ended June 30, 1998. Cash outflows for the six months ended June 30, 1999 primarily included payments on capital lease obligations, while cash inflows primarily included proceeds from sale-leasebacks of equipment.

At June 30, 1999, the Company had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $40,800,000. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also has federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $2,300,000 and $3,100,000, respectively, at June 30, 1999.

Year 2000 Compliance

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

Early in 1998, upon going public, the Company assessed its internal computer systems. It was determined that because its computer applications use four digits to identify a year in the field date, the Company was in fact internally compliant with Year 2000 requirements. However, the Company has developed a strategic plan to estimate the potential risks related to third parties, with which it has relationships, including third parties that provide non-information technology systems to the Company. The third parties include financial institutions, vendors, payroll service providers, collaborative partners, utility companies and granting agencies. If any of these third parties encounter Year 2000 problems, it could potentially have a significant outcome on the ability of the Company to effectively continue its normal daily operations.

The initial stage included distribution of inquiry letters to the Company's most significant third parties, followed by internal evaluation of the responses received. During the second quarter of 1999, the Company evaluated all responses and determined that, based on such responses, approximately 50% of the third parties were fully compliant, approximately 40% were still in the process of determining their compliance status, and the remaining 10% had not responded at all. Although the Company originally expected to complete the initial stage by the end of the first quarter of 1999, due to the delay in receiving complete responses from third parties, the initial stage was completed in July 1999.

Upon learning that certain third parties will not be Year 2000 compliant, the Company will correct and/or replace any vendors or vendor software, as soon as is feasible, as part of the second stage - implementation. The Company is contacting all currently non-compliant and non-responsive third parties to explain that if responses guaranteeing Year 2000 compliance are not received by October 15, 1999, the Company will acquire new third party vendors who are Year 2000 compliant.

Costs

There have been no material historical costs incurred to date by the Company related to Year 2000 compliance. While the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in the implementation stage of resolving potential Year 2000 problems of third parties with whom it electronically interacts.

Risks

Currently, the Company is assessing the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect on results of operations could be serious and could have a material adverse affect on the Company's business or financial condition, at this time management has not determined the entire potential level of risk.

Contingency Plan

At the present time, the Company does not believe that a contingency plan is necessary. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future increase in revenues, capital lease obligations and collaborative research and development expenses, the expected future decrease in grant research expenses and net interest income, the anticipated increases in general and administrative expenses, intended drawdowns on the interest-bearing loan facilities available from Genentech, Inc. and Biogen, Inc., as well as the Company's Year 2000 readiness. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risks and uncertainties discussed throughout this discussion and analysis.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

In connection with the Company's initial public offering, the Company sold 3,275,000 shares of its Common Stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth the Company's cumulative use of net offering proceeds as of June 30, 1999:

Construction of plant, building and facilities	$509,192
Purchase and installation of machinery and equipment	5,563,506
Purchase of Real Estate	0
Acquisition of other businesses	0
Repayment of indebtedness	1,967,631
Working Capital	20,229,670
Temporary Investments:
Cash and cash equivalents	4,890,351
All other purposes	0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of shareholders on May 12, 1999, and the following matters were voted on at that meeting:

1. The election of Robert E. Patricelli, J.D. and James L. Vincent as Class I Directors, each to serve for a three year term of office or until their successors are elected. The following chart shows the number of votes cast for or against each director, as well as the number of abstentions and broker nonvotes:

DIRECTOR	FOR	AGAINST	ABSTAIN	BROKER NONVOTES
Robert E. Patricelli, J.D.	9,658,351	31,820	N/A	N/A

James L. Vincent	9,649,819	40,352	N/A	N/A

2. The proposal to increase by 2,000,000 shares the aggregate number of shares for which stock options and stock awards may be granted under the Company's 1997 Employee, Director and Consultant Stock Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
8,144,842	402,572	12,200	1,130,557

Item 6. Exhibits and Reports on Form 8-K

    A. Exhibits

    Exhibit 10.1* - Agreement Between COR Therapeutics, Inc. and the Registrant dated May 1, 1999

    Exhibit 11 - Computation of Net Loss Per Share Attributable to Common Stockholders

    Exhibit 27 - Financial Data Schedule
    _________________

    * Confidential Treatment requested as to certain portions, which portions are omitted and filed
    separately     with the Commission.

    B. Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

By: /s/ David M. Wurzer David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer, (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

    No.

    10.1* Agreement Between COR Therapeutics, Inc. and the Registrant dated May 1, 1999

       11   Computation of Net Loss Per Share Attributable to Common Stockholders

       27   Financial Data Schedule

    ______________

      * Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.