Form 10-Q
period 1999-09-30
CURAGEN CORP
filed 1999-11-02
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes [X]  No [   ]

The number of shares outstanding of the Registrant's Common Stock and Non-Voting Common Stock as of October 20, 1999 was 15,880,827 and 977,636, respectively.

CURAGEN CORPORATION
FORM 10-Q
INDEX

PART I. Financial Information		Page

Item 1.	Financial Statements

	Condensed Balance Sheets,
	September 30, 1999 (unaudited) and December 31, 1998	3

	Condensed Statements of Operations,
	for the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)	4

	Condensed Statements of Cash Flows,
	for the Nine Months Ended September 30, 1999 and 1998 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7-10

PART II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Exhibit Index		13

CURAGEN CORPORATION CONDENSED BALANCE SHEETS
	September 30, 1999	December 31, 1998

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 40,974,938	$ 43,293,995
Grants receivable	116,484	600,241
Accounts receivable	13,400	10,400
Other current assets	59,667	1,150
Prepaid expenses	453,028	505,203

Total current assets	41,617,517	44,410,989

Property and equipment, net	16,877,285	15,900,281
Notes receivable - related parties	95,000	93,500
Other assets	377,357	399,731

Total assets	$ 58,967,159	$ 60,804,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,473,177	$ 2,778,000
Accrued bonuses	610,874	841,386
Accrued expenses	824,959	480,450
Accrued payroll	284,189	324,924
Deferred revenue	3,815,613	4,875,000
Deferred rent	103,406	103,406
Current portion of obligations under capital leases	2,740,419	1,942,215

Total current liabilities	9,852,637	11,345,381

Long-term liabilities:
Deferred rent, net of current portion	118,940	196,494
Interest payable	21,000	21,000
Obligations under capital leases, net of current portion	8,311,398	6,766,433

Total long-term liabilities	8,451,338	6,983,927

Commitments and contingencies

Stockholders' equity:
Common Stock; $.01 par value, issued and outstanding 15,268,105 shares
at September 30, 1999, and 13,316,757 shares at December 31, 1998	152,681	133,168
Additional paid-in capital	88,093,014	72,050,465
Accumulated deficit	(47,218,971)	(28,939,508)
Unamortized stock-based compensation	(363,540)	(768,932)

Total stockholders' equity	40,663,184	42,475,193

Total liabilities and stockholders' equity	$ 58,967,159	$ 60,804,501

See accompanying notes to condensed financial statements.
CURAGEN CORPORATION CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

Revenue:
Grant revenue	$ --	$ 483,015	$ 636,980	$ 2,563,213
Collaboration revenue	4,311,737	1,825,000	9,679,387	4,450,000

Total revenue	4,311,737	2,308,015	10,316,367	7,013,213

Operating expenses:
Grant research	--	362,856	417,386	1,470,555
Collaborative research and development	6,155,158	4,822,701	19,073,857	11,618,778
General and administrative	3,402,610	2,144,338	9,614,495	5,219,955

Total operating expenses	9,557,768	7,329,895	29,105,738	18,309,288

Loss from operations	(5,246,031)	(5,021,880)	(18,789,371)	(11,296,075)
Interest income, net	98,638	510,195	509,908	1,117,860

Net loss	(5,147,393)	(4,511,685)	(18,279,463)	(10,178,215)
Preferred dividends	--	--	--	(508,435)

Net loss attributable to common stockholders	$(5,147,393)	$(4,511,685)	$(18,279,463)	$(10,686,650)

Basic and diluted net loss per share attributable
to common stockholders	$ (0.37)	$ (0.34)	$ (1.34)	$ (0.90)

Weighted average number of shares used in
computing basic and diluted net loss per share
attributable to common stockholders	13,998,362	13,203,058	13,614,835	11,831,393

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net loss	$(18,279,463)	$(10,178,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,279,931	1,906,912
Non-monetary compensation	420,343	402,261
Stock-based 401(k) Employer Plan Match	97,322	--
Changes in assets and liabilities:
Grants receivable	483,760	(34,000)
Accounts receivable	(2,202)	166,750
Prepaid expenses	40,409	(510,486)
Other current assets	(46,752)	12,233
Other assets	(56,222)	(170,739)
Accounts payable	(1,304,823)	581,855
Accrued bonuses	(230,513)	--
Accrued expenses	344,508	(1,008,739)
Accrued payroll	(40,734)	--
Deferred revenue	(1,059,389)	1,250,000
Deferred rent	(77,553)	97,779

Net cash used in operating activities	(15,431,378)	(7,484,389)

Cash flows from investing activities :
Acquisitions of property and equipment	(5,179,339)	(8,169,706)
Notes receivable - related parties	(2,298)	(135,000)

Net cash used in investing activities	(5,181,637)	(8,304,706)

Cash flows from financing activities:
Payments on capital lease obligations	(1,922,541)	(1,341,957)
Redemption of Series B Preferred Stock	--	(1,967,631)
Proceeds from issuance of Common Stock	15,000,000	48,662,480
Proceeds from exercise of employee stock options	979,463	350,950
Proceeds from sale-leaseback of equipment	4,253,535	4,999,845
Proceeds from sale of fixed assets	1,001	--
Payments of stock issuance costs	(17,500)	(3,426,361)

Net cash provided by financing activities	18,293,958	47,277,326

Net (decrease) increase in cash and cash equivalents	(2,319,057)	31,488,231
Cash and cash equivalents, beginning of period	43,293,995	17,417,161

Cash and cash equivalents, end of period	$ 40,974,938	$ 48,905,392

Supplemental cash flow information:
Interest paid	$ 860,361	$ 1,378,947

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$ 4,253,535	$ 5,051,378

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

2. Private Placement

In September 1999, the Company completed a private placement of 1,500,000 shares of unregistered Common Stock for an aggregate purchase price of $15,000,000 to Pequot Partners Fund, L.P. and Pequot International Fund, Inc.

3. Subsequent Events

Drawdown and Conversion of Loan Facilities Provided by Collaborators

On October 15, 1999, the Company exercised its right under existing collaborative agreements with Biogen, Inc. ("Biogen") and Genentech, Inc. (" Genentech") to borrow an aggregate of $26 million. Simultaneous with these loan drawdowns, the Company converted the loan from Biogen into 611,022 shares of the Company's Common Stock, par value $.01 per share, and converted the loan from Genentech into 977,636 shares of the Company's Non-Voting Common Stock, par value $.01 per share. On or before November 4, 1999, the Company intends to file a registration statement registering the resale of the 611,022 shares of Common Stock issued to Biogen and the 977,636 shares of Common Stock that is issuable upon the conversion of the 977,636 shares of Non-Voting Common Stock issued to Genentech. The registration of such shares is required under the collaborative agreements with Biogen and Genentech. Certain other stockholders of the Company have the right to participate in the registration.

Asset Impairment

In November 1999, the Company bought back leased laboratory equipment from Transamerica Business Credit Corporation, the original lessor. The Company intends to discontinue the use of this equipment in its research and development processes by December 31, 1999, and is pursuing plans to replace the equipment shortly thereafter. During the fourth quarter of 1999, the Company will record a loss on impairment related to this leased equipment of approximately $2.7 million, in order to properly reflect the Company's estimate of the fair market value of the retired laboratory equipment in accordance with Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of).

CURAGEN CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 should be read in conjunction with the sections of the Company's audited financial statements and notes thereto as well as the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Overview

CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, biological pathways and drug candidates in order to accelerate the discovery and development of the next generation of therapeutic, agricultural and diagnostic products. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. The Company has incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of its operations. As of September 30, 1999, the Company had an accumulated deficit of $47,218,971. The Company anticipates incurring additional losses over at least the next several years as it expands its internal and collaborative gene discovery efforts, continues development of its technology and expands its operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three and Nine Months Ended September 30, 1999 and 1998

Revenue. Revenue for the three and nine months ended September 30, 1999 was $4,311,737 and $10,316,367, respectively, an increase of $2,003,722 and $3,303,154, or 87% and 47%, respectively, as compared to $2,308,015 and $7,013,213 for the corresponding periods in 1998. The increases were largely due to additional collaboration revenue recorded during 1999, under the Company's arrangements with Glaxo Wellcome, Inc., Hoffmann-La Roche Inc., Roche Vitamins Inc., and COR Therapeutics, Inc. offset by a decrease in grant revenue due to the completion of two federal grants during the first and second quarters of 1999. The Company expects future revenues will continue to increase as additional collaborative arrangements are signed.

Revenue recognized under the Company's collaborative arrangements is generally based upon work performed on behalf of collaborators by CuraGen employees, or based upon the attainment of certain benchmarks specified in the related agreements. The Company is currently negotiating to restructure one of its collaborative arrangements, and may consider restructuring other arrangements in the future, to recognize revenue based upon work performed on a per project basis, rather than on a per employee basis. The company does not anticipate such restructurings of collaborative arrangements would have a material impact on its future revenues.

Operating Expenses. Grant research expenses for the three and nine months ended September 30, 1999 of $0 and $417,386 represented a decrease of $362,856 and $1,053,169, or 100% and 72%, respectively, compared to $362,856 and $1,470,555 for the three and nine months ended September 30, 1998. The decrease in grant research expenses was attributable to the completion of the Company's federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, the Company foresees no additional grant research expenses in future periods, unless additional grant awards are received.

Collaborative research and development expenses for the three and nine months ended September 30, 1999 were $6,155,158 and $19,073,857, respectively, compared to $4,822,701 and $11,618,778 for the three and nine months ended September 30, 1998. The increases of $1,332,457 and $7,455,079 for the three and nine months ended September 30, 1999, respectively, or 28% and 64%, respectively, were primarily attributable to the Company's obligations to fulfill research requirements under new and existing collaborations, in addition to internal research efforts, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate the Company's collaborations and internal research.

General and administrative expenses for the three months ended September 30, 1999 increased 59% to $3,402,610 as compared to $2,144,338 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, general and administrative expenses were $9,614,495 and $5,219,955, respectively, an increase of $4,394,540 or 84%. The increases were primarily attributable to the expansion of administration facilities, increasing payroll costs and the incurrence of related depreciation expense and legal expenses in support of developing the Company's intellectual property portfolios. Over the next several years, the Company anticipates percentage increases in general and administrative expenses will be proportionate to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the three months ended September 30, 1999 of $98,638 decreased $411,557, or 81%, compared to $510,195 for the same period in 1998. For the nine months ended September 30, 1999, net interest income of $509,908 decreased $607,952, or 54%, as compared to net interest income of $1,117,860 for the corresponding period in 1998. The decreases were primarily due to the lower balances held in the Company's cash and cash equivalent accounts, and additional interest expense paid on capital lease obligations. The Company anticipates that net interest income will increase in the future, due to higher cash and cash equivalent balances as a result of funds received from the Company's recent private placement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively "Pequot"), and from the Company's recent drawdown and simultaneous conversion of loans from Biogen, Inc. ("Biogen") and Genentech, Inc. ( "Genentech"), offset by the expected increase in capital lease obligations.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 1999, the Company reported a net loss attributable to common stockholders of $5,147,393 or $0.37 per share, as compared to $4,511,685 or $0.34 per share for the third quarter of 1998. Since inception, the Company has incurred operating losses, and as of September 30, 1999, had an accumulated deficit of $47,218,971 and therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Liquidity and Capital Resources

As of September 30, 1999, the Company had $40.9 million in cash and cash equivalents, compared to $43.3 million as of December 31, 1998. This decrease represents the utilization of funds for payment of laboratory facilities, supplies and payroll costs to support internal and collaborative research processes, offset by the receipt of proceeds from the private placement with Pequot. The Company has financed its operations since inception primarily through its initial public offering of Common Stock, collaborative research and development arrangements, private placements of equity securities, government grants, and capital leases. As of September 30, 1999, the Company had recognized $31,753,496 of cumulative sponsored research revenues from government grants and collaborative research arrangements. To date, inflation has not had a material effect on the Company's business.

In October 1999, the Company exercised its right under existing collaborative agreements with Biogen and Genentech to borrow an aggregate of $26 million to support on-going operating activities. Simultaneous with these loan drawdowns, the Company converted the loan from Biogen into 611,022 shares of the Company's Common Stock, and converted the loan from Genentech into 977,636 shares of the Company's Non-Voting Common Stock. On or before November 4, 1999, the Company intends to file a registration statement registering the resale of the 611,022 shares of Common Stock issued to Biogen and the 977,636 shares of Common Stock that is issuable upon the conversion of the 977,636 shares of Non-Voting Common Stock issued to Genentech. The registration of such shares is required under the collaborative agreements with Biogen and Genentech. Certain other stockholders of the Company have the right to participate in the registration.

In November 1999, the Company bought back leased laboratory equipment from Transamerica Business Credit Corporation, the original lessor. The Company intends to discontinue the use of this equipment in its research and development processes by December 31, 1999, and is pursuing plans to replace the equipment shortly thereafter. During the fourth quarter of 1999, the Company will record a loss on impairment related to this leased equipment of approximately $2.7 million, in order to properly reflect the Company's estimate of the fair market value of the retired laboratory equipment in accordance with Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of).

The Company's investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At September 30, 1999, the Company's gross investment in equipment, computers and leasehold improvements since inception was $25,276,503. At September 30, 1999, equipment with a gross book value of $14,142,892 secures the Company's equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven, Connecticut, Branford, Connecticut and Alachua, Florida locations. The Company had no material commitments for capital expenditures at September 30, 1999.

Net cash used in operating activities was $15,431,378 for the nine months ended September 30, 1999, compared to $7,484,389 for the same period ended September 30, 1998. Cash outflows for operating activities for the nine months ended September 30, 1999 primarily included payments to vendors, depreciation expense and increased net loss. Cash outflows for financing activities during the nine months ended September 30, 1999 primarily included payments on capital lease obligations, while cash inflows primarily included proceeds from employee stock option exercises and the Company's recent private placement with Pequot.

At September 30, 1999, the Company had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $48,700,000. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also has federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $2,300,000 and $3,200,000, respectively, at September 30, 1999.

Year 2000 Compliance

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year that ends in "00" as the Year 1900 rather than the Year 2000. This could result in a significant disruption of operations and an inability to process certain transactions.

Strategic Plan

Early in 1998, upon going public, the Company assessed its internal computer systems and its non-information technology systems. The Company determined that because its computer applications use four digits to identify a year in the field date, the Company's internal computer systems are internally compliant with Year 2000 requirements. With respect to material non-information technology systems, the Company determined that substantially all of these systems were provided by third parties.

The Company has developed a strategic plan to estimate the potential risks related to third parties with which it has significant relationships. These third parties include collaborative partners, financial institutions, vendors, payroll service providers, utility companies, granting agencies and providers non-information technology systems.

The Company has distributed inquiry letters to the third party providers and evaluated the responses received. In addition, the Company has reviewed public statements or web sites of some of the third parties. The Company has determined, based solely on this review, that approximately 85% of the third parties are fully compliant and approximately 15% are still in the process of becoming compliant. Of the 15% still in the process of becoming compliant, the Company considers approximately half to be material to the continuation of the Company's daily operations and not able to be easily replaced prior to December 31, 1999. The Company will continue to monitor their progress, either through direct discussions, written inquiries or a review of their public statements or web sites.

Costs

There have been no material historical costs incurred to date by the Company related to Year 2000 compliance. While the Company cannot predict what impact the Year 2000 problem of third parties may have on it, the Company does not currently believe that it will incur material costs in resolving Year 2000 problems of third parties with whom it interacts. However, in the event that any of the third parties that the Company cannot replace encounter Year 2000 problems, the Company may incur material costs in resolving these Year 2000 problems.

Risks

The Company has assessed the potential risks associated with non-compliance of its external third parties, 15% of whom are still in the process of evaluating their Year 2000 compliance status, and concluded that the Year 2000 issues will not have a material effect on the continuation of its normal daily operations. However, this conclusion is based on a variety of factors and assumptions, some of which are beyond the Company's control. For instance, some third parties may have incorrectly concluded that they are or will be Year 2000 compliant. In addition, the Company may be unable to replace third parties that it thought it could replace. Further, the Company and such third parties may not have anticipated all of the problems that the Year 2000 issue may generate. If the Company or any of these third parties encounter Year 2000 problems, they could have a significant impact on the Company's ability to effectively continue its normal daily operations.

Contingency Plan

At the present time, the Company does not believe that a contingency plan is necessary.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the Company's ability to structure some of its future collaborations so that fees thereunder are recorded on a per project basis, the expected future increases in collaboration revenues, net interest income, capital lease obligations, collaborative research and development and general and administrative expenses, as well as the Company's Year 2000 readiness and the Year 2000 readiness of third parties with whom the Company has relationships. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Company's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, the Company's ability to protect its patents and proprietary rights, uncertainties relating to commercialization rights and the Company's ability to renegotiate collaborations with partners on terms acceptable to it. For further information, refer to the more specific risks and uncertainties discussed throughout this discussion and analysis.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

In connection with the Company's initial public offering, the Company sold 3,275,000 shares of its Common Stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth the Company's cumulative use of net offering proceeds as of September 30, 1999:

Construction of plant, building and facilities	$562,287
Purchase and installation of machinery and equipment	6,100,467
Purchase of Real Estate	0
Acquisition of other businesses	0
Repayment of indebtedness	1,967,631
Working Capital	23,408,145
Temporary Investments:
Cash and cash equivalents	1,121,820
All other purposes	0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

On September 7, 1999, the Company sold an aggregate of 1,500,000 shares of its Common Stock, in a private placement, to Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively "Pequot") for an aggregate purchase price of $15,000,000. No underwriters were involved in the foregoing offer and sale of securities. Such offer and sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to "accredited investors" as such term is defined in the Regulation D under the Securities Act and the Company did not partake in any general solicitation or advertisement. All of the foregoing shares of Common Stock are deemed restricted securities for purposes of the Securities Act. Pequot has agreed not to dispose of its shares until March 8, 2000. Thereafter, Pequot has demand and piggyback registration rights.

Item 6. Exhibits and Reports on Form 8-K

  A. Exhibits

    Exhibit 10.1 - Letter Agreement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc.

    Exhibit 11 - Computation of Net Loss Per Share Attributable to Common Stockholders

    Exhibit 27 - Financial Data Schedule

  B. Reports on Form 8-K

  On September 8, 1999, the Company filed a report on Form 8-K in connection with its announcement that it sold 1,500,000 shares of Common Stock, at an aggregate purchase price of $15,000,000 in a private placement, to Pequot.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 1999	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Treasurer
and Chief Financial Officer, (principal
financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

10.1	Letter Agreement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc.

11	Computation of Net Loss Per Share Attributable to Common Stockholders

27	Financial Data Schedule