Form 10-Q/A
period 1999-06-30
CURAGEN CORP
filed 2000-03-03
CIK 1030653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1933

                 For the quarterly period ended June 30, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from ____ to ____

                               ________________

                        Commission File Number 0-23223

                              CURAGEN CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                          06-1331400
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     555 Long Wharf Drive, 11th Floor, New Haven,             06511
                    Connecticut
      (Address of principal executive offices)             (Zip Code)


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

                              CURAGEN CORPORATION

                          Part II - Other Information

                Item 6. Exhibits and Reports on this Form 10-Q

CuraGen Corporation hereby amends its report on Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 13, 1999 by substituting the following Exhibit 10.1, Agreement Between COR Therapeutics, Inc. and the Registrant dated May 1, 1999, for the one that appears in the original filing. The purpose of this Amendment No. 1 is to include in Exhibit 10.1 the portions thereof for which CuraGen Corporation no longer requests Confidential Treatment.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

          Exhibit 10.1* - Agreement Between COR Therapeutics, Inc. and the
                          Registrant dated May 1, 1999.

_________________

* Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2000                    CuraGen Corporation

                                        By: /s/ Jonathan M. Rothberg
                                            ------------------------
                                        Jonathan M. Rothberg, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board


                                        By: /s/ David M. Wurzer
                                            -------------------
                                        David M. Wurzer
                                        Executive Vice-President, Treasurer
                                        and Chief Financial Officer, (principal
                                        financial and accounting officer of the
                                        registrant)

                              CURAGEN CORPORATION
                                 EXHIBIT INDEX

No.
---

10.1* Agreement Between COR Therapeutics, Inc. and the Registrant dated May 1, 1999.

_________________

* Confidential Treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.