Form 10-K
period 1999-12-31
CURAGEN CORP
filed 2000-03-07
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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
Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting common stock and non-voting common stock held by non-affiliates of the registrant, (without admitting that any person whose shares are not included in determining such value is an affiliate) on February 29, 2000 was approximately $2,268,202,243.

The number of shares outstanding of the Registrant's voting common stock and non-voting common stock as of February 29, 2000 was 17,272,432 and 977,636, respectively.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

CURAGEN CORPORATION
FORM 10-K
INDEX

PART I

ITEM 1. BUSINESS

The following Business Section contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Results of Operations."

BUSINESS

General

We are a genomics based drug discovery and development company. We research, develop and use technologies based on the discovery of genes and our understanding of their functions and relationships, which we refer to as ''genomics technologies'', to accelerate the discovery and development of products to improve human and animal health and the vitality of agriculture, in collaboration with other companies and through our own internal programs.

Our Internet-enabled genomics technologies, processes and information systems are fully integrated with one another and rapidly generate comprehensive information about the following:

  · gene sequence, the order in which nucleotides (the building blocks of DNA) appear in a gene and control the function of the gene;

  · variations in gene sequences;

  · gene expression, the degree of gene activity;

  · biological pathways, the pathways that proteins follow in carrying out the biological functions of cells; and

  · the way potential drugs affect gene expression and the related biological pathways.

Our genomics technology and information systems platform has three primary systems (each consisting of proprietary technologies, automated processes, related databases and bioinformatics analysis tools), each of which is fully operational and has been commercialized:

  · SeqCalling for gene sequencing and discovery of variations in gene sequences;

  · GeneCalling, a patented technology for gene discovery and comprehensive gene expression analysis; and

  · PathCalling for analyzing the function and relationships between genes (and the proteins these genes encode) in biological pathways.

In addition to accelerating the discovery of new drug candidates, we are also using our GeneCalling technology, automated process and related databases and bioinformatics analysis tools to predict the efficacy and safety of drug candidates currently in pharmaceutical development pipelines, and to review the performance and side effects of drugs already being marketed. This approach, referred to as pharmacogenomics, is aiding in the development of more effective, safer drugs. Pharmacogenomics can also potentially be utilized to identify more appropriate patient populations for use in clinical drug studies.

Our SeqCalling system generates comprehensive sequence databases of expressed genes from any species and is used to identify human genetic variations known as Single Nucleotide Polymorphisms ( "SNPs"). This system is also biased towards identifying SNPs, which are located within the coding regions of genes. SNPs are of increasing value in research because they are believed to be useful markers in the identification of disease genes and genetic differences, which may predispose a patient to disease or determine the response of a patient to a specific drug treatment.

We have unified our SeqCalling, GeneCalling and PathCalling technologies, processes and databases under a computer program we refer to as GeneScape, which tracks and analyzes data and integrates all aspects of process management, data analysis and visualization. GeneScape is also a web-based portal that provides simultaneous, real-time access to our technologies, systems, databases and bioinformatics to researchers at multiple sites, allowing them to work together on discovery and development projects. We plan to continue enhancing and building additional technologies on our GeneScape platform.

We market our genomics technologies and information to pharmaceutical, biotechnology, agricultural and animal health companies through research collaborations. These research collaborations involve the application of our SeqCalling, GeneCalling and PathCalling technologies, systems and databases to collaborative research projects, and include support services required to characterize gene and target discoveries. These collaborations typically provide current revenues, but also include milestone payments for successful projects, and royalty-based revenues from products emerging from the drug development programs of our partners. We currently have research collaborations with Abgenix, Inc. ( "Abgenix"), Biogen, Inc. ("Biogen"), COR Therapeutics, Inc. ("COR"), Genentech, Inc. ("Genentech"), Glaxo-Wellcome, Inc. ("Glaxo"), Hoffmann-La Roche Inc. ( "Roche Pharma") and its affiliate, Roche Vitamins, Inc. ( "Roche Vitamins") and Pioneer Hi-Bred International, Inc. ( "Pioneer Hi-Bred").

We are also applying our suite of genomics technologies on our own behalf to a broad portfolio of research programs that encompass drug discovery, drug development and pharmacogenomics. We have established internal programs to develop products to treat metabolic diseases, cancer, autoimmune diseases and disorders of the central nervous system. During the next five years, our objective is to analyze systematically the genetic basis of many common diseases as well as the mechanisms of action and adverse side effects of many commonly prescribed drugs. We are focusing our efforts on programs that address unmet medical needs and that we believe have the potential to yield products that can be commercialized in a relatively short time. In particular, we select human diseases and animal models of human diseases based on their potential to yield protein drugs, antibody drugs or novel small molecule drug targets for common diseases that lack effective treatments or to aid rational development or marketing of existing drugs. At each stage, we plan to reevaluate the relative merits of continuing such programs solely through internal efforts or through research collaborations.

The goal of our drug development programs is to advance promising therapeutic candidates into the clinic. We believe that we are leveraging the entire human genome to do this more systematically than ever possible before. We are focusing on two broad classes of therapeutics, secreted proteins and fully human monoclonal antibodies raised against membrane-bound or secreted proteins. In order to determine the therapeutic potential of genes encoding secreted proteins, we have implemented high-throughput protocols for the production, purification and testing of these proteins. We have established high-throughput cell-based assays for characterizing the therapeutic potential of secreted proteins. We are currently evaluating the efficacy of a number of secreted proteins as potential human therapeutics using animal models. We are also employing a genomics based approach for the development of monoclonal antibody therapeutics. These proteins will be used to make fully human monoclonal antibodies. Antibodies are naturally occurring proteins used by the body's immune system to combat many diseases. As therapeutic products, antibodies have several potential advantages over other therapies. The highly specific interaction between an antibody and its target may, for example, reduce unwanted side effects that may occur with other therapies. Fully human antibodies are desirable because they avoid the risk of rejection present with mouse or partial mouse antibodies.

Our business and competitive position are dependent upon our ability to protect our genomics technologies, gene sequences, products, information systems and proprietary databases, software and other methods and technology. We have filed patent applications for our proprietary methods and devices for sequencing, gene expression analysis, for discovery of biological pathways and for drug screening and development. As of the date of this report, we had approximately 190 patent applications pending covering our technology, discoveries and products with the United States Patent and Trademark Office (PTO), and had filed numerous corresponding international and foreign patent applications. As of the date of this report, we have been issued nine patents with respect to aspects of our technologies, discoveries and products.

On December 27, 1999, the PTO issued Revised Interim Utility Guidelines and Revised Interim Written Description Guidelines reflecting the Office's current understanding regarding statutory written description and utility requirements for patentability. Should the PTO finalize these guidelines and make them effective, the implementation of these guidelines may impact the issuance of our pending U.S. patent applications.

Overview

Complex diseases often arise through a combination of genetic and environmental factors. The successful treatment of such diseases often depends upon an understanding of how the body uses its genetic information, how disruptions in this information can lead to disease and, in turn, how drugs can arrest or reverse disease progression. Metabolic diseases, cancer, autoimmune diseases and disorders of the central nervous system are examples of such complex diseases. As scientific advances improve our understanding of the genetic basis of many diseases, we believe that the methods the pharmaceutical industry uses to develop new drugs will undergo a fundamental transformation. We believe that if we can develop and apply new genomics technologies to address this transformation, we will have a unique opportunity to develop the next generation of therapeutic products for important complex diseases.

In recent years, scientists have begun to analyze large portions of the genetic information contained within the human genome, which is a complete set of human genetic information. The most prominent of these projects being the publicly funded Human Genome Project. This discipline is termed genomics. Through genomics, scientists seek to understand the genetic basis of disease and to develop more effective treatments. However, to date, the pharmaceutical, animal health and agricultural industries have not used genomics extensively to develop new product opportunities primarily because:

  · genomics technologies have been inadequate;

  · discovery processes used by these industries have caused them to underestimate the influence of genetic and environmental factors upon disease; and

  · uniform information systems necessary to drive genomics technologies have been unavailable.

The treatment of complex diseases remains a major technological challenge and will require an integrated set of genomics technologies, processes and information systems. We believe that increased information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs and the environment, coupled with information systems that enable the comprehensive understanding of this information, will accelerate drug discovery and development. We have developed our technologies, processes and information systems to generate this information and enable this understanding.

We were incorporated in Delaware in November 1991. Our principal executive offices are located at 555 Long Wharf Drive, 11th Floor, New Haven, Connecticut 06511. Our telephone number is (203) 401-3330. We maintain a web site on the Internet at http://www.curagen.com.

GeneScape®, GeneCalling®, Niagara ®, QEA®, OGI®, SeqCalling™ , PathCalling™ , HitCalling™ , GeneTools™ , CuraShop™ , μNiagara™ , MicroNiagara™ , NanoNiagara™ , CuraGen™ , CuraMode™ , CuraTools™ , CuraMap™ , CuraSelect™ , CuraToxT™ and GeneScape Portal™ and other trademarks of CuraGen Corporation mentioned in this report are the property of CuraGen Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

Our Approach to Genomic Based Drug Discovery

Our integrated genomics technologies, processes and information systems are designed to overcome significant technological limitations present in existing gene-based drug discovery and development methods. Our technology platform rapidly generates comprehensive information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs and the environment. Our technology platform has been used by our collaborators and ourselves to analyze many diseases and has led to the discovery of a number of disease-related genes, drug targets and potential drugs.

Gene Discovery (Our SeqCalling and GeneCalling Technologies)

Our SeqCalling technology generates comprehensive sequence databases of expressed genes from any species. Our GeneCalling technology measures substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes. Specifically, we designed our GeneCalling technologies to:

  · comprehensively measure the expression levels of 95% of the genes expressed in any species; and

  · be integrated into an efficient, automated, high-throughput process.

The combination of these traits enables us rapidly to generate large databases of gene expression profiles. These technologies also permit us to pursue research programs for many disease systems and process many samples in parallel. As a result, we are able to discover and seek patent protection for many commercially valuable disease-related genes and gene products.

Target Identification (Our GeneCalling and PathCalling Technologies)

We have developed our proprietary PathCalling technologies to reduce the time and cost associated with the identification and functional understanding of targets for therapeutic intervention. Our PathCalling system is an automated, high-throughput process that tests for interactions between combinations of proteins and assembles these protein-protein interactions into our PathCalling database. By identifying such protein-protein interactions and comparing them with known pathways within the PathCalling database, we can determine the role of these proteins within a given biological pathway. We have designed our PathCalling technologies to permit disease-related genes to be linked rapidly to specific biological pathways, providing valuable information which can lead to the discovery of new genes and additional targets for therapeutic intervention.

Pharmacogenomics (Our SeqCalling, GeneCalling and PathCalling Technologies)

Our SeqCalling, GeneCalling and PathCalling technologies can also be used in preclinical and clinical trials to predict which drugs are more likely to be effective by analyzing gene expression changes induced by drug treatment in humans and animal models. We have generated our GeneCalling databases for numerous drugs already on the market to accelerate the development of an improved generation of drugs with fewer side effects and to assist in the selection of appropriate patient populations. By correlating gene expression levels and the activities of biological pathways following treatment with specific drugs, we may be able to minimize the side effects of drugs, to identify appropriate patient populations for existing drugs and to aid in the development of safer, more effective drugs. In addition we use our SeqCalling database to identify variations SNPs in genes that respond to drugs, and can use these variations for identifying the most appropriate patients for a specific drug treatment.

Technology Integration and Information Systems (Our GeneScape Platform)

We have integrated our SeqCalling, GeneCalling, and PathCalling technologies under a single bioinformatics operating system we refer to as our GeneScape platform. This system unifies all aspects of process management, data analysis and visualization used in our technologies. Our goal is to establish our fully integrated technologies and GeneScape operating system as the preferred platform for genomics, as well as drug discovery, drug development and pharmacogenomics.

We designed GeneScape to meet the needs of researchers for a single operating system which integrates research requests, project management, database access and data analysis and visualization. GeneScape provides the user with a web-based standardized interface to our processes and databases, operating over the Internet on any computer platform that supports a standard web browser. By providing simultaneous, real-time access to our technologies, systems and databases to researchers at multiple sites, GeneScape is a powerful tool that permits researchers to work together on discovery and development projects. As GeneScape is modular and may be expanded to incorporate other technologies, systems and databases, we intend to continually enhance this technology platform.

Products and Services

We are marketing our genomics technologies and genetic information derived from our technologies by establishing research collaborations with pharmaceutical, biotechnology, agricultural, animal health and other life science companies. Our research collaborations involve the application of our SeqCalling, GeneCalling, and PathCalling technologies to a collaborator's projects. These technologies can be used in discovery efforts as well as preclinical and clinical trials to predict which drugs are more likely to succeed by analyzing gene expression changes induced by drug treatment in humans and animal models. We may also provide certain support services necessary to characterize gene and target discoveries, subscriptions to our databases and integration with a collaborator's existing development pipeline of products. We use our GeneScape software platform in such collaborations to manage our processes and provide access to our databases.

SeqCalling and GeneCalling Systems: Gene Sequencing and Gene Expression Services and Databases

We developed our proprietary SeqCalling and GeneCalling technologies to overcome significant limitations of competing gene and gene sequence discovery methods currently in use. Our GeneCalling system generates and analyzes gene expression profiles and stores differences in gene expression profiles to identify disease-related genes. The system permits sensitive detection of genes that can control biological pathways when expressed at very low levels. Unlike methods that use expressed-sequence tags, known as EST's, our GeneCalling system does not require repetitive sequencing to measure gene expression. Our technology is comprehensive in detecting genes with novel sequences and is therefore applicable universally to humans, animals, plants, and pathogens. In comparison, hybridization-based methods are primarily limited to known genes and do not readily discriminate between the many genes that share closely related DNA sequences.

Our SeqCalling system generates comprehensive sequence databases of expressed genes from any species and is used to identify new genes and human genetic variations known as SNPs. This system may also be used to identify SNPs, which are located within the coding regions of genes. SNPs are of increasing value in research because they are believed to be useful markers in the identification of disease genes and genetic differences, which may determine the response of a patient to disease and to drug treatment. Our GeneCalling system measures expression levels and determines gene expression differences between biological samples (such as diseased and normal human tissues) and enhances the ability to discover disease-related genes. Samples are usually processed within a month of receipt, and profiles of gene expression levels are available immediately thereafter for inspection and analysis.

PathCalling Systems: Pathway Analysis Services and Database

Once genes involved in a disease have been identified using our SeqCalling and GeneCalling systems, it is important to be able to determine how the proteins that these genes encode interact in the complex biological pathways involved in the disease. A particular disease-related protein might not always be the best candidate for treatment or as a target for drug development. However, increased knowledge of the other proteins in the same pathway may lead to promising protein drug or target candidates. Our PathCalling technologies were developed to provide a link between disease-related proteins and their biological pathways to aid in the identification and validation of appropriate targets following the discovery of a disease-related gene.

Our PathCalling system consists of proprietary automated, high-throughput biological operations that simultaneously test for interactions between pairs of proteins. Our PathCalling system then assembles discovered protein-protein interactions into connected biological pathways, including pathways discovered previously by us or previously described in the scientific literature. Our objective is to continue to build our PathCalling database to contain protein-protein interactions that constitute the pathways that are relevant to disease. Our PathCalling bioinformatics tools permit the graphical display of all pathways contained in the database involving any particular protein and allow these pathways to be queried for information in much the same way gene sequence databases are queried today. We believe that this will allow disease-related genes to be linked to specific biological pathways. We believe the linkage will provide for crucial biological context for gene discoveries, which may lead to the identification of potential targets for therapeutic intervention.

We seek patent protection on the utility of specific proteins or protein-protein interactions as drug targets based on information provided by PathCalling, in addition to composition of matter claims based on the sequences of novel and non-obvious proteins and the genes encoding them.

CuraShop

We also offer services to our collaborators that will complement our proprietary SeqCalling, GeneCalling, and PathCalling technologies. Our CuraShop technologies can provide high-throughput, efficient and essential research services, including confirmation of gene expression differences, gene sequencing, delivery of full-length clones of genes, gene mapping and mutation detection. These services and materials can all be requested, for a fee, directly through our GeneScape software platform.

Our GeneScape Bioinformatics Platform

We designed GeneScape to meet the needs of researchers for a single operating system which integrates research requests, project management, database access and data analysis and visualization. GeneScape provides the user with a web-based standardized interface to our processes and databases, operating over the Internet on any computer platform that supports a standard web browser. GeneScape is modular and may be expanded to incorporate other processes. GeneScape currently consists of three components: Discovery, Study Management and CuraTools.

Discovery. The Discovery component of our GeneScape system manages queries to our SeqCalling, GeneCalling, and PathCalling databases. GeneScape provides data analysis and visualization through a flexible, easy-to-use point-and-click interface organized in three sections corresponding to the SeqCalling, GeneCalling, and PathCalling databases. The GeneScape system provides the answers to queries in visual format, organized according to the following preferences set by the end user:

  · differential gene expression;

  · expression in particular samples, tissues, or disease stages;

  · participation in metabolic or signal transduction pathways;

  · map position;

  · functional role;

  · interactions with proteins or small molecules; or

  · other custom criteria.

Study Management. Our collaborators can manage processes and resources over the Internet to meet their individual research needs. Separate links on the Study Management page of our GeneScape software platform provide direct, up-to-the-minute status reports for projects, individual processes within projects, and resource allocation among projects and processes. The Study Management component of the GeneScape software platform automates the operation of every station in the SeqCalling, GeneCalling, and PathCalling systems and monitors quality control at each processing step.

CuraTools. GeneScape also includes CuraTools, an easy-to-use, unified bioinformatics software package which provides the following information:

  · DNA and protein sequence analysis;

  · sequence similarity to known genes, protein drugs and protein targets;

  · three-dimensional structure prediction;

  · identification of proteins participating in biological pathways; and

  · custom literature searches.

CuraTools also provides users with access to publicly available sequence, mapping and expression databases that we have imported, assembled, and annotated for enhanced value. In addition, we have assembled proprietary sequence and mapping databases for portions of the corn, mouse, rat and human genomes. Collaborators can elect to have us link their own proprietary or third party sequence databases into GeneScape and CuraTools for their own exclusive use.

GeneScape Portal

GeneScape is also the name of our Internet portal that makes available a subset of our bioinformatics analysis tools (known as CuraTools) and non-proprietary gene sequence and expression data to non-collaborators, primarily the academic research community. We believe the GeneScape Portal enhances our standing among this influential group, aiding our employee recruitment effort and generating referrals for future collaborations. The GeneScape Portal also serves as a vehicle to aggregate all the public information on the Human Genome Project with our internal efforts. In addition, we will use the GeneScape Portal to release selected additional information on genes, sequence variations, and biological pathways to current and future users.

Research Collaborations

As part of our business strategy, we establish research collaborations with pharmaceutical, biotechnology, agricultural, animal health and other life science companies. Our collaborations generally provide revenues in the form of fees for work performed by our employees in the generation of gene sequences, gene expression, or biological pathway data from samples provided by a collaborator. The collaborator has the ability to control how resources are allocated to generate SeqCalling, GeneCalling and PathCalling databases and to perform additional research services through our CuraShop technologies, including the sequencing of gene fragments and the generation of full-length clones. Collaborators typically have the right to license, for an up-front fee, discoveries arising from a collaboration, including rights to novel genes, novel uses of previously identified genes, protein drugs, antibody targets, small molecule drug targets, as well as markers for prioritizing drugs and markers for selecting patient populations. Collaborations typically include possible milestone payments to us based on objectives achieved and potential royalty payments to us on sales of products developed using discoveries made through the use of our technology.

We also seek to enter into research collaborations that provide us access to complementary technologies to accelerate our own internal discovery and development projects. To date, we have entered into significant collaborations with Abgenix, Biogen, COR, Genentech, Glaxo, Pioneer Hi-Bred, Roche Pharma and its affiliate, Roche Vitamins.

Genentech

In June 1996, we entered into a pilot research services and evaluation agreement with Genentech. The pilot collaboration was superseded by the evaluation agreement, signed and effective December 1996, pursuant to which we performed additional research services during 1997. We completed the research within four months of the receipt of tissue samples from Genentech as required by the evaluation agreement. In connection with the execution of the evaluation agreement, Genentech made a $1,800,000 equity investment in us.

In November 1997, we entered into a research collaboration and database subscription arrangement with Genentech to discover novel genes and therapeutics across a range of Genentech-specified disease programs. Genentech has the right to terminate the research collaboration, upon a breach by us of any material obligation under the Genentech Agreement or on or after November 2000, on one month's prior notice. Genentech has an option to acquire licenses to certain discoveries arising from the collaboration. Pursuant to the agreement, Genentech also purchased $5,000,000 of our common stock in a private placement concurrent with our initial public offering at the initial public offering price of $11.50 per share. Genentech also agreed to provide us with an interest-bearing loan facility. On October 15, 1999, we made a drawdown of $16,000,000 under this facility and simultaneously converted the loan into 977,636 shares of our non-voting common stock, par value $.01 per share. The nonvoting common stock is convertible into common stock (a) at any time, at Genentech's option or (b) automatically upon the sale or transfer of the nonvoting common stock to a non-affiliated party.

Pioneer Hi-Bred

Effective in June 1997, we entered into a collaborative research and license agreement with Pioneer Hi-Bred whereby we agreed to perform research funded by Pioneer Hi-Bred for the selection, identification and development of improved crops. In conjunction with the execution of this agreement, Pioneer Hi-Bred made a $7,500,000 equity investment in us. Under the terms of the agreement, we receive research funding and royalty payments if any products emerge from this collaboration. Pioneer Hi-Bred has the right to terminate the research program at any time upon a breach by us and at any time after May 2000 on three months' written notice.

Biogen

In June 1997, we entered into a stock purchase agreement with Biogen, pursuant to which Biogen made a $1,000,000 equity investment in us in anticipation of evaluating the application of our technology to a particular program of interest to Biogen.

In October 1997, we entered into a research collaboration and database subscription arrangement with Biogen to discover novel genes and therapeutics across a range of Biogen-specified disease programs. We also expect to conduct pharmacogenomic analysis of selected products and product candidates in Biogen's portfolio. The collaboration, which calls for payments by Biogen for up to five years, provides Biogen with access to our proprietary genomics technologies, including the GeneScape bioinformatics software platform in order to generate GeneCalling and PathCalling databases from Biogen-specified disease systems. Biogen has an option to acquire exclusive licenses to certain discoveries arising from the collaboration. Biogen has the right to terminate the research collaboration upon any breach by us of any material obligation under the Biogen agreement or at any time after October 1999, on 30 days' written notice. Work performed and work that will be performed through June 30, 2000 for Biogen under the arrangement has been and will be recognized as revenue on a per employee basis. Beginning July 1, 2000, work performed for Biogen by us under the arrangement will be recognized on a per project basis. In addition, pursuant to the agreement, Biogen purchased $5,000,000 of our common stock in a private placement concurrent with our initial public offering at the initial public offering price of $11.50 per share, and agreed to provide a $10,000,000 interest-bearing loan facility. On October 15, 1999, we made a draw of $10,000,000 under this facility and simultaneously converted the loan into 611,022 shares of our common stock.

Glaxo

In November 1998, we entered into a drug discovery collaboration with Glaxo to use our integrated genomics processes for the study and selection of Glaxo compounds for clinical development. This discovery and pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, we evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity. Under the terms of the agreement, we receive research funding and may receive additional milestone and royalty payments if any drugs emerge from this collaboration. Either party may terminate the collaboration without cause at its sole discretion upon three months prior written notice to the other party, however neither party may terminate the collaboration prior to fifteen months after the effective date of the agreement.

Roche Pharma and Roche Vitamins

In March 1999, we signed a life sciences target discovery and pharmacogenomics collaboration retroactively effective as of January 1, 1999 with F. Hoffmann-La Roche Ltd., Roche Pharma and Roche Vitamins. This agreement outlines strategic partnerships with F. Hoffmann-La Roche Ltd. and its affiliates and is designed to discover new drug targets, evaluate existing product candidates and facilitate the development of drugs and diagnostic tests for the purposes of improving human and animal health. Under the terms of this agreement, we receive research funding and may receive additional milestone and royalty payments if any products emerge from this collaboration. The agreement is for an initial term of two years and includes an option to extend for three additional one-year terms.

COR

In May 1999, we signed a product discovery and pharmacogenomics agreement with COR. Under the terms of this agreement, we apply our SeqCalling, GeneCalling, and PathCalling technologies, related services, and pharmacogenomics expertise to identify new drug targets and develop novel cardiovascular drugs. This collaboration is for an initial term of eighteen months with an option to extend the collaboration for three additional 12-month terms. We receive research funding, and may receive milestone payments and royalty payments for products developed by COR as a result of this collaboration.

Abgenix

In December 1999, we entered into a collaboration agreement with Abgenix to develop and commercialize genomics-based antibody drugs using Abgenix' XenoMouseTM technology. This five-year alliance was established to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. Abgenix and we will receive reciprocating milestone payments and royalty payments for products resulting from this drug development alliance. In addition, under the agreement Abgenix purchased 418,995 shares of our common stock for $15,000,021.

CuraGen Internal Programs

We also use our integrated genomics technologies on our own behalf to pursue a broad portfolio of research programs that encompass drug discovery, pharmacogenomics and drug development. During the next five years, our objective is to analyze systematically the genetic basis of many common diseases as well as the mechanisms of action and adverse side effects of many commonly prescribed drugs. We are focusing our efforts on programs that address unmet medical needs and programs that we believe have the potential to yield products that can be commercialized in a relatively short time. In particular, we select human diseases and animal models of human diseases based on their potential to yield protein drugs and antibody drugs, to identify novel small molecule drugs for common diseases that lack effective treatments or to aid rational development or marketing of existing drugs.

We have also developed an innovative approach to discover genes associated with inherited diseases we call positional expression cloning. We combine our proprietary analyses concerning gene expression with existing gene mapping techniques to identify candidate genes that both show altered expression and can be ''mapped'' to the chromosomal locations known to contain underlying disease genes. Our positional expression cloning approach is particularly effective in identifying and characterizing genes indicating susceptibility to and genes providing protection against many common complex diseases. In addition, we use systematic studies of existing drugs and our large-scale databases of sequences, sequence variation, gene expression profiles, and pathways to identify disease-related targets.

We use our technologies to pursue research programs for many disease systems in parallel. Each of these programs has the potential to rapidly identify a large number of commercially valuable disease-related genes and potential drug targets. As part of our internal programs, we also seek patent protection for newly discovered disease-related genes and proteins, as well as for novel uses of known genes and the proteins they encode.

Drug Discovery Programs

Our internal programs apply our integrated genomics technology platform to drug discovery and drug development. The discovery programs focus on human diseases that have the potential to yield protein therapeutics, monoclonal antibodies and small molecule targets and seek to uncover variations of genes that may predispose or protect individuals from susceptibility, onset or progression of disease. Pharmacogenomics studies are also used to find additional drug targets, to understand how current drugs work, and to prioritize the development of our own drugs.

Metabolic Diseases. Within the field of metabolic diseases, we are analyzing a variety of primary human disease tissues and genetic and cell-based models relating to specific metabolic diseases, including obesity, adult onset diabetes, and hypertension. We believe that our technology platform is well suited to identifying the genes and pathways involved in these diseases, which are known to involve errors in signal transduction and the regulation of metabolic pathways. To date, we have used SeqCalling and GeneCalling to discover genes associated with these diseases and have used PathCalling to identify disease-related pathways and additional targets for drug discovery.

Cancer. Cancer encompasses disease processes of almost every organ system and involves the loss of control of multiple, diverse mechanisms of signal transduction and pathway regulation. We are applying SeqCalling, GeneCalling and PathCalling to identify the genes and pathways involved in the early development of cancer and its step-wise progression to metastatic disease. We have analyzed a number of models of cancer and have identified pathways incorporating proteins common to many of the models. Genes specifically upregulated in cancerous tissue may be excellent targets for the development of monoclonal antibody drugs.

Auto-Immune and Inflammatory Diseases. Although diseases of the immune system, such as systemic lupus erythematosus and rheumatoid arthritis, are among the most common and chronic, existing drugs for autoimmune diseases have exhibited limited efficacy and debilitating side effects. We have filed for patent protection related to potential drug targets in this area.

Disorders of the Central Nervous System. We are currently examining both psychiatric and neurological disorders in order to identify potential targets in these areas. Our efforts combine the understanding of currently marketed drugs with the best human and animal models of the disease. To date we have studied over 40 drugs with specific action in the central nervous system and uncovered a number of novel genes, pathways and potential targets.

Pharmacogenomics

Using our GeneCalling technologies, the tissues targeted by a drug, as well as the organs that might exhibit side effects, including heart, liver and kidney, can be studied in animal models thought to be indicative of human response. We believe that this information may help pharmaceutical companies select and optimize drug candidates based on improved efficacy and reduced side effects. We further believe that this information will help the pharmaceutical industry to significantly reduce the time and cost of drug development.

In addition to reducing the time and cost of developing drugs, we believe that the understanding generated by our technologies may strengthen FDA applications. For drugs already on the market, an understanding of the mechanism of action through pharmacogenomics can help identify appropriate patient populations and lead to an improved second generation of drugs.

We have analyzed drugs whose commercial viability or clinical indications are threatened either by a lack of understanding of mechanism of action or by severe side effects. Our goal is to continue to generate databases (CuraTox and CuraMode) to provide pharmacology and toxicology information, to understand the mechanism of drug action, to identify patient populations that are likely to respond favorably to a particular medication and, potentially, to identify new indications or more optimal targets.

Using this approach, we have identified candidate genes predictive of drug efficacy and toxicity in model systems. Currently, we are studying over 140 marketed drugs, preclinical candidates and non-pharmaceutical toxins to identify putative predictive markers of drug efficacy and toxicity that can be prospectively used by us and our pharmaceutical collaborators to effectively and efficiently triage novel drugs.

In addition to understanding the genes that respond to drug treatment we are linking these genes to our database of over 120,000 SNPs. The discovery of SNPs predicting efficacy or toxicity may be of tremendous value in personalizing medicine at the genetic level: expediting compounds through clinical trials, reducing toxicity by segmenting patient populations, and giving the right drug to the right patient. To date we have identified over 5,000 SNPs in potential drug targets, and drug response genes.

Drug Development Programs

The goal of our drug development programs is to advance promising therapeutic candidates into the clinic. We are focusing on two broad classes of therapeutics, secreted proteins and fully human monoclonal antibodies raised against membrane-bound or secreted proteins. The therapeutic candidates that show superior efficacy will be further evaluated with our pharmacogenomics technology.

Therapeutic Proteins. In order to determine the therapeutic potential of genes encoding secreted proteins, we have implemented high-throughput protocols for the production, purification and testing of these proteins. We have established high-throughput cell-based assays for characterizing the therapeutic potential of secreted proteins. We are currently evaluating the efficacy of a number of secreted proteins as potential human therapeutics using animal models. Protein candidates that have excellent efficacy and favorable toxicity profiles will be selected as clinical candidates.

Therapeutic Antibodies. We are also employing a genomics based approach for the development of monoclonal antibody therapeutics. We have identified genes that make suitable targets for monoclonal antibody therapy, may be associated with disease, and on which we potentially have a good intellectual property position. These proteins will be used to make fully human monoclonal antibodies. Antibodies are naturally occurring proteins used by the body's immune system to combat many diseases. As therapeutic products, antibodies have several potential advantages over other therapies. The highly specific interaction between an antibody and its target may, for example, reduce unwanted side effects that may occur with other therapies. Fully human antibodies are desirable because they avoid the risk of rejection present with mouse or partial mouse antibodies. The scale of our efforts in human monoclonal antibodies is unprecedented. We will be systematically testing human monoclonal antibodies for efficacy in human cell and animal models of disease. Monoclonal antibodies that demonstrate excellent efficacy combined with a favorable toxicity profile will be selected as clinical candidates for the treatment of disorders.

Competition

We face, and will continue to face, intense competition from one or more of the following entities:

. pharmaceutical companies;

. biotechnology companies;

. diagnostic companies;

. academic and research instructions; and

. government agencies.

We are also subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics generally is highly competitve. Our competitors in the genomics area include:

. Affymetrix, Inc.;

. Celera Genomics Group;

. Human Genome Sciences, Inc.;

. Incyte Pharmaceuticals, Inc.;

. Millennium Pharmaceuticals, Inc.;

. major pharmaceutical companies; and

. universities and other research institutions (including those receiving funding from the federally funded Human Genome Project).

A number of our competitors are attempting to rapidly identify and patent genes and gene fragments sequenced at random, typically without specific knowledge of the function of such genes or gene fragments. If our competitors discover or characterize important genes or gene fragments before we do, it could adversely affect any of our related disease research programs. We expect that competition in genomics research will intensify as technical advances are made and become more widely known.

Intellectual Property

Our business and competitive position are dependent upon our ability to protect our SeqCalling, GeneCalling and PathCalling proprietary databases, proprietary software and other proprietary methods and technology. We have filed patent applications for our proprietary methods and devices for gene expression analysis, sequencing, discovery of biological pathways and drug development. As of the date of this report, we had approximately 190 patent applications pending covering our technology with the PTO, and had filed numerous corresponding international and foreign patent applications. As of the date of this report, we have been issued nine patents with respect to our technologies, discoveries and products.

On December 27, 1999, the PTO issued Revised Interim Utility Guidelines and Revised Interim Written Description Guidelines reflecting the Office's current understanding regarding statutory written description and utility requirements for patentability. Should the PTO finalize these guidelines and make them effective, the implementation of these guidelines may impact the issuance of our pending U.S. patent applications.

Government Regulation

Prior to the marketing of any new drug developed by us or our collaborative customers, that new drug must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound's safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including:

  · the size of the patient population;

  · the proximity of patients to clinical sites;

  · the eligibility criteria for the study; and

  · the existence of competitive clinical trials.

We have not submitted an investigational new drug application for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. We or any of our collaborators may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure by us or our collaborators to obtain required governmental approvals will delay or preclude our collaborators from marketing drugs or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products.

Employees

As of December 31, 1999, we had 288 full and part-time employees, 81 of whom hold Ph.D., M.D. or J.D. degrees. The employee group includes engineers, physicians, molecular biologists, chemists and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

ITEM 2. PROPERTIES

We maintain our principal administrative offices along with research facilities in New Haven, Connecticut and additional research facilities in Branford, Connecticut. We lease a total of 82,000 square feet at both locations. The leases are generally for terms of two to five years, and usually provide renewal options for terms of up to one year. We believe that our facilities are adequate for our operations and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings which would materially adversely affect our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our voting common stock is traded on the Nasdaq National Market under the symbol "CRGN". There is no established public trading market for our non-voting common stock. The following table sets forth, for the periods indicated, the low and high closing prices per share for our voting common stock, as reported by the Nasdaq National Market since the voting common stock commenced public trading on March 18, 1998:

1998

	Low	High

Quarter Ended March 31, 1998 (from March 18, 1998)	$ 11 ½	$ 12 15/16
Quarter Ended June 30, 1998	6 ¼	12 ½
Quarter Ended September 30, 1998	5	8 1/8
Quarter Ended December 31, 1998	5 3/8	8 ½

1999

	Low	High

Quarter Ended March 31, 1999	$ 6	$ 7 ¼
Quarter Ended June 30, 1999	5 1/16	8
Quarter Ended September 30, 1999	6 ¾	18 ½
Quarter Ended December 31, 1999	13 7/8	69 ¾

Stockholders

As of February 29, 2000, there were approximately 113 shareholders of record of our voting common stock and, according to our estimates, 1,976 beneficial owners of common stock. All of our non-voting common stock is held by Genentech.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Stock Split

On March 2, 2000, we announced a two-for-one split on both our voting common stock and our non-voting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record will receive one additional share of our voting common stock for every share of common stock and one additional share of non-voting common stock for every share of non-voting common stock each stockholder owns at the close of business on March 15, 2000.

Use of IPO Proceeds

In connection with our initial public offering, we sold 3,275,000 shares of our common stock and received net offering proceeds of $33,160,350. On March 17, 1998, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-38051) effective.

The following table sets forth our cumulative use of net offering proceeds as of December 31, 1999:

Construction of plant, building and facilities	$ 602,200
Purchase and installation of machinery and equipment	7,182,374
Purchase of Real Estate	0
Acquisition of other businesses	0
Repayment of indebtedness	1,967,631
Working Capital	23,408,145
Temporary Investments:
Cash and cash equivalents	0
All other purposes	0

The foregoing use of net offering proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

Private Placement

On December 8, 1999, we sold an aggregate of 418,995 shares of our common stock, in a private placement, to Abgenix for an aggregate purchase price of $15,000,021. We sold these shares at the same time we entered into a collaboration agreement with Abgenix. No underwriters were involved in this offering and sale of these shares. We offered and sold these shares in reliance on an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) of the Securities Act. The offer and sale was made only to "accredited investors" as that term is defined in Regulation D under the Securities Act and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. The shares issued to Abgenix are restricted securities under the Securities Act. Abgenix has agreed not to dispose of its shares prior to December 8, 2000. After December 8, 2000, Abgenix has demand and piggyback registration rights.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the three years in the period ended December 31, 1999 are derived from our balance sheets as of December 31, 1998 and 1999 and the related statements of operations, of stockholders' equity (deficiency) and of cash flows for the three years ended December 31, 1997, 1998 and 1999 and notes thereto as audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this report. The selected financial data as of December 31, 1995, 1996 and 1997 and for the three years in the period ended December 31, 1997 have been derived from our related financial statements, and are not included in this report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and our audited financial statements.

	Year Ended December 31,

	1999	1998	1997	1996(1)	1995

Statement of Operations Data:
Total revenue	$15,103,517	$9,257,025	$5,896,543	$4,422,947	$1,581,175
Net loss attributable to common stockholders	$(25,762,760)	$(18,936,920)	$(7,290,434)	$(606,241)	$(1,088,605)
Net loss per share attributable to common stockholders	$(1.79)	$(1.55)	$(0.92)	$(0.12)	$(0.22)
Weighted average number of common shares outstanding	14,400,992	12,201,006	7,888,383	5,097,073	4,915,087

	December 31,

	1999	1998	1997	1996	1995

Balance Sheet Data:
Total assets	$93,894,276	$60,804,501	$26,519,029	$5,653,391	$1,006,816
Total long-term liabilities	$8,409,994	$6,983,927	$4,375,125	$1,908,915	$897,691
Cash and cash equivalents	$76,374,571	$43,293,995	$17,417,161	$3,298,642	$9,129
Cash dividends declared per common share	None	None	None	None	None

(1)	During the year ended December 31, 1996, we completed our development stage activities with the signing of our first collaborative research agreement and commenced our planned principal operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focusing on the application of genomics to the systematic discovery of genes, gene sequences, variations in gene sequences, biological pathways and drug candidates in order to accelerate the discovery and development of the therapeutic, agricultural and diagnostic products to improve human and animal health and the vitality of agriculture. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over at least the next several years as we expand our collaborative gene discovery efforts and internal discovery and development to discover genes, biological pathways and drug candidates, continue development of our technology and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

On February 2, 2000, we completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, on February 16, 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing us with additional net proceeds of approximately $24,308,000. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into our common stock. In addition, prior to February 2, 2003, if our common stock price reaches specified levels, we have the right to redeem the debentures at a premium by converting the debentures into common stock. If the price of our common stock reaches $217.01 for 20 of 30 consecutive trading days prior to February 2, 2003, we may redeem all of the debentures by converting them into common stock. If we were to convert the debentures prior to February 2, 2003, in addition to the interest accrued and unpaid, we would make an interest make-whole payment equal to the present value of the aggregate amount of the interest that would otherwise have accrued from the provisional redemption date through February 2, 2003. We have agreed to file a registration statement with the SEC for the resale of any shares issued as a result of the conversion of the debentures. We are required to file the registration statement by May 2000.

We anticipate that collaborations will continue to be an important element of our future revenues. We do not expect that government grant revenues, which were a significant source of our revenues through 1998, will in future years be significant, either in actual dollar amounts or as a percentage of revenues. Therefore, the loss of revenues from existing collaborations would materially adversely affect our business, financial condition and results of operations. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and the ability of our collaborative partners to successfully commercialize products incorporating, or based on, our technologies (which are our solutions to enable discovery of drug products) and to predict the efficacy and safety of drug products. We cannot guarantee that we will be able to maintain or expand existing collaborations, or enter into future collaborations to develop applications of our SeqCalling, GeneCalling or PathCalling technologies on terms satisfactory to us, if at all, and, if entered into, we cannot guarantee that any such collaborative arrangements will be successful.

Our failure to successfully develop and market additional products over the next several years, or to realize existing product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated for us from commercial sales of products developed by using our technologies are not expected for at least several years, if at all.

Results of Operations

Years Ended December 31, 1999 and 1998

Revenue. Our revenue for the year ended December 31, 1999 was $15,103,517, representing an increase of $5,846,492, or 63%, compared to our revenue of $9,257,025 in 1998. This increase was largely due to an increase in collaboration revenue recorded under our arrangements with Glaxo, Roche Pharma, Roche Vitamins, and COR. The increase was offset by a decrease in grant revenue due to the completion of all of our federal grants during the 1999 calendar year. As a result of the completion of such federal grants, we foresee no additional grant revenue in future periods, unless additional grant awards are received. The revenue we recognized under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. We expect that collaboration revenues will continue to increase as we add additional collaborations.

Operating Expenses. Grant research expenses for the year ended December 31, 1999 were $417,386, representing a decrease of $1,441,116, or 78%, compared to $1,858,502 in 1998. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant research expenses in future periods, unless additional grant awards are received.

Collaborative research and development expenses for the year ended December 31, 1999 were $25,794,421, representing an increase of $7,663,528, or 42%, compared to $18,130,893 for the year ended December 31, 1998. The increase in such expenses was primarily attributable to our obligations to fulfill research requirements under new and existing collaborations, in addition to internal research efforts, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. We expect our future collaborative research and development expenses to increase as we hire additional personnel and expand our research and development facilities in support of our collaborations and internal research.

During the fourth quarter of 1999, we undertook an upgrade of scientific technologies and related lab equipment and signed an agreement with Comdisco, Inc. ("Comdisco") for the acquisition of certain lab equipment with a fair market value of approximately $2,400,000. As a part of this transaction, we also purchased other lab equipment recorded as a capital lease for approximately $3,600,000 from Transamerica Business Credit Corporation ("TBCC"). The Comdisco agreement calls for the exchange of the TBCC equipment for the Comdisco equipment. As a result of the exchange of the TBCC equipment for the Comdisco equipment, we recognized an asset impairment expense of approximately $2,700,000 in the fourth quarter of 1999 (see further discussion in "Liquidity and Capital Resources" section).

General and administrative expenses for the year ended December 31, 1999 increased $3,956,147, or 43%, to $13,084,852 as compared to $9,128,705 for the year ended December 31, 1998. The increase was primarily attributable to the expansion of administration facilities, increasing payroll costs and the incurrence of related depreciation expense and legal expenses in support of developing our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will be proportionate to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the year ended December 31, 1999 of $1,087,400 decreased $345,190, or 24%, compared to $1,432,590 for 1998. The decrease was primarily due to the lower balances held in our cash and cash equivalent accounts, and the additional interest expense we paid on capital lease obligations. We anticipate that net interest income will increase in the future, due to higher cash and cash equivalent balances as a result of funds received from the completion of our convertible debt offering, our recent private placements with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively ''Pequot'') and Abgenix, and from the drawdown and simultaneous conversion of loans from Biogen and Genentech, offset by the interest expense associated with the completion of our convertible debt offering and the expected increase in capital lease obligations. Gross interest expense for the year ended December 31, 1999 of $1,191,891 represented an increase of $197,087, or 20%, compared to $994,804 for 1998. This increase in gross interest expense was primarily attributable to additional capital lease obligations for equipment entered into during the last twelve months, which enabled us to support our research and development activities.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 1999, we reported a net loss attributable to common stockholders of $25,762,760, or ($1.79) per share as compared to $18,936,920, or ($1.55) per share in 1998. Since inception, we have incurred operating losses, and as of December 31, 1999 had an accumulated deficit of $54,702,268 and therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Years Ended December 31, 1998 and 1997

Revenue. Revenue for the year ended December 31, 1998 was $9,257,025, representing an increase of $3,360,482, or 57%, compared to $5,896,543 in 1997. This increase was largely due to an increase in collaboration revenue due to additional revenue recorded under our arrangements with Pioneer Hi-Bred and Biogen, offset by a decrease in revenue received from Genentech under the Evaluation Agreement. See Note 4 of Notes to Financial Statements. In April 1998, Pioneer Hi-Bred doubled its annual collaboration funding to us to a minimum of $5,000,000. The increase in total revenue was also due to additional grant revenue recorded as a result of timing issues in connection with grant expenses incurred.

Operating Expenses. Grant research expenses for the year ended December 31, 1998 were $1,858,502, representing a decrease of $2,757,384, or 60%, compared to $4,615,886 in 1997. The decrease in grant research expenses was primarily attributable to the completion of two federal grants during the first quarter of 1998, thereby decreasing the costs incurred by us in support of these grants.

Collaborative research and development expenses for the year ended December 31, 1998 were $18,130,893, representing an increase of $13,004,233, or 254%, compared to $5,126,660 for the year ended December 31, 1997. The increase in collaborative research and development expenses was primarily attributable to increased expenses as we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and increased facilities expenses in connection with the expansion of our collaborative research efforts and our internal discovery and development programs.

General and administrative expenses for the year ended December 31, 1998 increased $5,647,454, or 162%, to $9,128,705 as compared to $3,481,251 for the year ended December 31, 1997. This increase was primarily attributable to the expansion of administration facilities, the incurrence of related depreciation expense, payment of legal fees, compensation related expenses in connection with a separation agreement, amortization of stock-based compensation and hiring of additional personnel to support our future growth.

Interest Income, Net. Net interest income for the year ended December 31, 1998 of $1,432,590 increased $1,327,346 compared to $105,244 for 1997. This increase was primarily gross interest received on larger cash and cash equivalent balances we held as a result of our receipt of proceeds from our initial public offering and concurrent private placements of securities. Gross interest expense for the year ended December 31, 1998 of $994,804 represented an increase of $310,267, or 45%, compared to $684,537 for 1997. This increase in gross interest expense was primarily attributable to additional capital lease obligations for equipment entered into in 1998 in support of our research and development activities.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 1998, we reported a net loss attributable to common stockholders of $18,936,920, or ($1.55) per share as compared to $7,290,434, or ($0.92) per share in 1997. Since inception, we have incurred operating losses, and as of December 31, 1998 had an accumulated deficit of $28,939,508 and therefore, we have not paid any federal income taxes.

Liquidity and Capital Resources

As of December 31, 1999, we had $76,374,571 in cash and cash equivalents, compared to $43,293,995 as of December 31, 1998. This increase was primarily a result of our receipt of combined net proceeds of approximately $56,000,000 from our private placements with Pequot and Abgenix, and from the drawdown and simultaneous conversion of loans from Biogen and Genentech, offset by operating losses in support of our research and development activities. We have financed our operations since inception primarily through our initial public offering, revenues received under our collaborative research and development arrangements, private placements of equity securities, government grants, and capital leases. As of December 31, 1999, we had recognized $36,540,646 of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

In September 1999, we completed a private placement of 1,500,000 shares of unregistered common stock for an aggregate purchase price of $15,000,000 to Pequot.

In October 1999, we exercised our right under existing collaborative agreements with Biogen and Genentech to borrow an aggregate of $26,000,000 to support on-going operating activities. Simultaneously with these drawdowns, we converted the loan from Biogen into 611,022 shares of our common stock, and converted the loan from Genentech into 977,636 shares of our non-voting common stock. On November 4, 1999, we filed a registration statement registering the resale of the 611,022 shares of common stock issued to Biogen and the 977,636 shares of common stock that are issuable upon the conversion of the 977,636 shares of non-voting common stock issued to Genentech. The registration of such shares is required under the collaborative agreements with Biogen and Genentech. In addition, we included in such registration statement 21,111 shares of our common stock issuable to Transamerica Business Credit Corporation and 25,597 shares of our common stock issuable to Casdin Life Services Partners LP upon exercise of warrants purchased from us in a private placement. Pursuant to the terms of such private placement, each party had the right to participate in such registration. On February 23, 2000, we filed an amendment to the registration statement for the above shares to, in part, include in such registration statement 341,297 shares of our common stock issuable to Quantum Industrial Partners LDC ("Quantum") upon exercise of warrants purchased by Quantum from us in a private placement. We expect the SEC to declare the registration statement effective shortly.

In December 1999, we completed a private placement of 418,995 shares of unregistered common stock for an aggregate purchase price of $15,000,000 to Abgenix.

During the fourth quarter of 1999, we undertook an upgrade of scientific technologies and related lab equipment. Accordingly, on November 7, 1999, we signed an agreement with Comdisco, for the acquisition of certain lab equipment with a fair market value of approximately $2,400,000. As a part of this transaction, we also purchased other lab equipment recorded as a capital lease for approximately $3,600,000 from TBCC. The Comdisco agreement calls for the exchange of the TBCC equipment for the Comdisco Equipment. As a result of the exchange of the TBCC equipment for the Comdisco equipment, we recognized an asset impairment expense of approximately $2,700,000 in the fourth quarter of 1999 in order to properly reflect our estimate of the fair market value of the retired lab equipment in accordance with Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of). The newly-acquired Comdisco equipment will be treated as a capital lease in the amount of $4,128,243.

On February 2, 2000, we completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, on February 16, 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing us with additional net proceeds of approximately $24,308,000. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. Persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into our common stock. In addition, prior to February 2, 2003, if our common stock price reaches specified levels, we have the right to redeem the debentures at a premium by converting the debentures into common stock. If the price of our common stock reaches $217.01 for 20 of 30 consecutive trading days at any time prior to February 2, 2003, we may redeem all of the debentures by converting them into common stock. If we were to convert the debentures prior to February 2, 2003, in addition to the interest accrued and unpaid, we would make an interest make-whole payment equal to the present value of the aggregate amount of the interest that would otherwise have accrued from the provisional redemption date through February 2, 2003. We have agreed to file a registration statement with the SEC for the resale of any shares issued as a result of the conversion of the debentures. We are required to file the registration statement by May 2000.

On March 2, 2000, we announced a two-for-one split on both our voting common stock and our non-voting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record will receive one additional share of our voting common stock for every share of voting common stock and one additional share of non-voting common stock for every share of non-voting common stock each stockholder owns at the close of business on March 15, 2000.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At December 31, 1999, our gross investment in equipment, computers and leasehold improvements since inception was $22,415,972. At December 31, 1999, equipment with a gross book value of $12,609,660 secures our equipment financing facility. We anticipate that net proceeds of approximately $6,000,000 from our available lease line will be utilized for capital expenditures over the next several years, primarily for the purchase of additional equipment and improvements at our laboratories. We had approximately $365,000 in material commitments for capital expenditures at December 31, 1999.

In accordance with our investment policy, we are utilizing the following investment objectives for cash and cash equivalents: (1) investment decisions are made with the expectation of minimum risk of principal loss, even with a modest penalty in yield; (2) appropriate cash balances and related short-term funds are maintained for immediate liquidity needs, and appropriate liquidity is available for medium-term cash needs; and (3) maximum after-tax yield is achieved.

Net cash used in operating activities was $19,470,656 for the year ended December 31, 1999, compared to $9,184,466 for the year ended December 31, 1998. The increase of $10,286,190 can be attributed to an increase in our net loss and accrued expenses, primarily offset by decreases in accounts payable, accrued bonuses, deferred revenue, and the asset impairment charge as well as depreciation and amortization costs.

As of December 31, 1999, we had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $56,000,000 and $51,000,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $3,000,000 and $3,200,000, respectively at December 31, 1999.

Year 2000 Compliance

The ''Year 2000 Problem'' arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may recognize a year ending in ''00'' as the Year 1900 rather than the Year 2000, which could result in a significant disruption of operations and an inability to process certain transactions. Early in 1998, we assessed our internal computer systems and our non-information technology systems and determined that, because our computer applications use four digits to identify a year in the field date, we were internally compliant with Year 2000 requirements. With respect to material non-information technology systems, we determined that substantially all of these systems were provided by third parties. We developed a strategic plan to estimate the potential risks related to third parties with which we have significant relationships and concluded that Year 2000 issues would not materially affect the continuation of our normal daily operations. To date, our operations have suffered no significant disruption from Year 2000 problems. We incurred no material historical costs relating to Year 2000 compliance, and we have not incurred any material costs in resolving the Year 2000 problems of third parties with whom we interact. We intend, however, to continue monitoring our internal computer systems and those of third parties for Year 2000 problems. Year 2000 problems that are as yet undiscovered may arise in the future and could have a significant impact on our operations.

Recently Enacted Pronouncements

The Financial Accounting Standards Board ( "FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. At December 31, 1999 we had one reportable segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for the quarterly periods beginning after June 15, 2000. We have not determined the effects, if any, that SFAS No. 133 will have on our financial statements.

The AICPA has issued Statement of Position ( "SOP") 98-1, "Accounting for Costs of Computer Software

Developed or Planned for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: (1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and (3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. We adopted SOP 98-1 in 1999.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) our plan to build additional technologies and to enhance our GeneScape platform and to systematically analyze the genetic basis of many common diseases, (ii) the expected transformation of the pharmaceutical industry and our opportunity with respect thereto, (iii) the likely success of our technologies, (iv) the expected benefits of the linkage to be provided by our PathCalling systems, (v) the expected benefits, effects, efficiency and performance of our services and products, (vi) our ability (a) to overcome the limitations of competing technologies, processes and databases by condensing key steps in gene-based discovery and development, (b) to develop, through our products and services, the next generation of therapeutic products for important complex diseases, (c) to populate our databases, and (d) to develop, in a timely fashion, a broad portfolio of research programs that encompass drug discovery, drug development and pharmacogenomics, (vii) the capacity of our products to predict the efficiency and safety of drugs already on the market, (viii) the suitability of Company discovered genes and proteins involved in diabetes, hypertension and ischemic stroke as targets for small molecule drug development and (ix) the expected future levels of losses, operating expenses and material commitments. Such statements are based on our management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have reviewed the provisions of Regulation S-X Item 305. At December 31, 1999, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURAGEN CORPORATION
BALANCE SHEETS

	December 31,

	1998	1999

ASSETS
Current assets:
Cash and cash equivalents	$ 43,293,995	$ 76,374,571
Grants receivable	600,241	25,019
Accounts receivable	10,400	767,606
Other current assets	1,150	73,752
Prepaid expenses	505,203	1,135,248

Total current assets	44,410,989	78,376,196

Property and equipment, net	15,900,281	15,077,370
Notes receivable - related parties	93,500	96,500
Other assets	399,731	344,210

Total assets	$ 60,804,501	$ 93,894,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,778,000	$ 1,843,675
Accrued bonuses	841,386	335,000
Accrued expenses	480,450	1,014,198
Accrued payroll	324,924	500,029
Deferred revenue	4,875,000	3,982,632
Deferred rent	103,406	77,726
Current portion of obligations under capital leases	1,942,215	2,732,393

Total current liabilities	11,345,381	10,485,653

Long-term liabilities:
Deferred rent, net of current portion	196,494	110,152
Interest payable	21,000	21,000
Obligations under capital leases, net of current portion	6,766,433	8,278,842

Total long-term liabilities	6,983,927	8,409,994

Commitments and contingencies

Stockholders' equity:
Common Stock-Voting; $.01 par value, issued and outstanding 13,316,757 shares at December 31, 1998, and 16,421,538 shares at December 31, 1999	133,168	164,215
Common Stock-Non-Voting; $.01 par value, issued and outstanding 977,636 shares at December 31, 1999	-	9,776
Additional paid-in capital	72,050,465	129,841,950
Accumulated deficit	(28,939,508)	(54,702,268)
Unamortized stock-based compensation	(768,932)	(315,044)

Total stockholders' equity	42,475,193	74,998,629

Total liabilities and stockholders' equity	$ 60,804,501	$ 93,894,276

See accompanying notes to financial statements

CURAGEN CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1997	1998	1999
Revenue:
Grant revenue	$3,079,994	$3,182,025	$636,980
Collaboration revenue	2,816,549	6,075,000	14,466,537

Total revenue	5,896,543	9,257,025	15,103,517

Operating expenses:
Grant research	4,615,886	1,858,502	417,386
Collaborative research and development	5,126,660	18,130,893	25,794,421
Asset impairment expense	--	--	2,657,018
General and administrative	3,481,251	9,128,705	13,084,852

Total operating expenses	13,223,797	29,118,100	41,953,677

Loss from operations	(7,327,254)	(19,861,075)	(26,850,160)
Interest income, net	105,244	1,432,590	1,087,400

Net loss	(7,222,010)	(18,428,485)	(25,762,760)
Preferred dividends	(68,424)	(508,435)	--

Net loss attributable to common stockholders	($7,290,434)	($18,936,920)	($25,762,760)

Basic and diluted net loss per share attributable to common stockholders	($ 0.92)	($ 1.55)	($ 1.79)

Weighted average number of shares used in
computing basic and diluted net loss per share
attributable to common stockholders	7,888,383	12,201,006	14,400,992

Proforma basic and diluted net loss per share attributable to common stockholders (See Note 9)	($ 0.46)	($ 0.78)	($ 0.89)

Weighted average number of shares used in computing proforma basic and diluted net loss per share attributable to common stockholders (See Note 9)	15,776,766	24,402,012	28,801,984

See accompanying notes to financial statements

CURAGEN CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
Year Ended December 31, 1997, 1998 and 1999

	Number of Shares	Voting Common Stock ($.01 Par value)	Number of Shares	Non-Voting Common Stock ($.01 par value)	Number of Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-Based Compensation	Total
January 1, 1997	5,121,731	$ 51,218	--	--	482,167	$ 3,190,772	$ 2,164,824	($3,289,013)	--	$ 2,117,801
Issuance of Common Stock	39,746	397	--	--	--	--	162,561	--	--	162,958
Issuance of Preferred Stock with warrants - Series C	--	--	--	--	2,011,468	11,787,202	--	--	--	11,787,202
Issuance of Preferred Stock - Series D	--	--	--	--	1,000,000	7,500,000	--	--	--	7,500,000
Issuance of Preferred Stock - Series E	--	--	--	--	100,000	1,000,001	--	--	--	1,000,001
Issuance of options to non-employees	--	--	--	--	--	--	736,781	--	--	736,781
Unamortized stock-based compensation	--	--	--	--	--	--	1,213,464	--	(1,213,464)	--
Issuance of warrants - capital lease obligations	--	--	--	--	--	--	59,520	--	--	59,520
Amortization of warrants - capital lease obligations	--	--	--	--	--	--	(5,410)	--	--	(5,410)
Preferred dividends	--	--	--	--	--	68,424	(68,424)	--	--	--
Adjustment of Redeemable Common Stock	--	--	--	--	--	--	(2,454,668)	--	--	(2,454,668)
Adjustment to reflect automatic conversion of Preferred Stock	3,418,635	34,186	--	--	(3,418,635)	(22,087,203)	22,053,017	--	--	--
Net loss	--	--	--	--	--	--	--	(7,222,010)	--	(7,222,010)

December 31, 1997	8,580,112	85,801	--	--	175,000	1,459,196	23,861,665	(10,511,023)	(1,213,464)	13,682,175
Issuance of Common Stock	4,231,520	42,315	--	--	--	--	48,620,165	--	--	48,662,480
Conversion of Redeemable Common Stock	291,875	2,919	--	--	--	--	3,937,393	--	--	3,940,312
Redemption of Preferred Stock - Series B	--	--	--	--	(175,000)	(1,750,000)	--	--	--	(1,750,000)
Stock issuance costs	--	--	--	--	--	--	(4,509,612)	--	--	(4,509,612)
Amortization of stock-based compensation	--	--	--	--	--	--	--	--	444,532	444,532
Amortization of warrants - capital lease obligations	--	--	--	--	--	--	(16,232)	--	--	(16,232)
Preferred dividends	--	--	--	--	--	290,804	(508,435)	--	--	(217,631)
Exercise of employee stock options	213,250	2,133	--	--	--	--	375,767	--	--	377,900
Issuance of options to non-employees	--	--	--	--	--	--	289,754	--	--	289,754
Net loss	--	--	--	--	--	--	--	(18,428,485)	--	(18,428,485)

December 31, 1998	13,316,757	133,168	--	--	--	--	72,050,465	(28,939,508)	(768,932)	42,475,193
Issuance of Common Stock	2,530,017	25,300	977,636	$9,776	--	--	55,964,920	--	--	55,999,996
Stock issuance costs	--	--	--	--	--	--	(118,264)	--	--	(118,264)
Amortization and write-off of stock-based compensation	--	--	--	--	--	--	(192,729)	--	453,888	261,159
Amortization of warrants - capital lease obligations	--	--	--	--	--	--	(16,233)	--	--	(16,233)
Exercise of employee stock options	92,419	924	--	--	--	--	662,225	--	--	663,149
Exercise of non-employee stock options	456,000	4,560	--	--	--	--	996,750	--	--	1,001,310
Issuance of options to non-employees	--	--	--	--	--	--	103,655	--	--	103,655
Stock-based 401(k) employer plan match	26,345	263	--	--	--	--	306,722	--	--	306,985
Other	--	--	--	--	--	--	84,439	--	--	84,439
Net loss	--	--	--	--	--	--	--	(25,762,760)	--	(25,762,760)

December 31, 1999	16,421,538	$164,215	977,636	$9,776	--	--	$ 129,841,950	($54,702,268)	($ 315,044)	$ 74,998,629

See accompanying notes to financial statements

CURAGEN CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1997	1998	1999

Cash flows from operating activities:
Net loss	($ 7,222,010)	($18,428,485)	($25,762,760)
Adjustments to reconcile net loss to net cash
used in operating activities:
Asset impairment expense	--	--	2,657,018
Depreciation and amortization	1,226,696	2,668,142	5,554,019
Non-monetary compensation	736,781	894,286	364,814
Stock-based 401(k) employer plan match	--	--	306,985

Changes in assets and liabilities:
Grants receivable	44,525	(178,677)	575,225
Accounts receivable	33,250	156,350	(756,409)
Other current assets	(852)	12,733	(60,836)
Prepaid expenses	(134,529)	(347,723)	(641,812)
Other assets	(180,225)	(198,259)	29,351
Accounts payable	754,137	1,671,866	(934,324)
Accrued payroll-related party	--	(308,125)	--
Accrued bonuses	--	841,386	(506,387)
Accrued expenses	933,590	(864,812)	533,747
Accrued payroll	--	324,924	175,104
Deferred revenue	375,000	4,500,000	(892,370)
Deferred rent	227,972	71,928	(112,021)
Interest payable	259,316	--	--

Net cash used in operating activities	(2,946,349)	(9,184,466)	(19,470,656)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,486,760)	(11,560,246)	(8,625,520)
Loans to related parties	(100,000)	(153,500)	(3,798)

Net cash used in investing activities	(2,586,760)	(11,713,746)	(8,629,318)

Cash flows from financing activities:
Payments on capital lease obligations	(879,594)	(1,872,001)	(3,020,177)
Proceeds from issuance of Common Stock	--	48,662,480	55,999,996
Proceeds from issuance of Preferred Stock	20,387,203	--	--
Proceeds from sale-leaseback of equipment	1,227,270	5,000,659	6,654,536
Payments of stock issuance costs	(1,083,251)	(3,426,361)	(118,264)
Proceeds from exercise of stock options	--	377,900	1,664,459
Redemption of Series B Preferred Stock	--	(1,967,631)	--

Net cash provided by financing activities	19,651,628	46,775,046	61,180,550

Net increase in cash and cash equivalents	14,118,519	25,876,834	33,080,576
Cash and cash equivalents, beginning of year	3,298,642	17,417,161	43,293,995

Cash and cash equivalents, end of year	$ 17,417,161	$ 43,293,995	$ 76,374,571

Supplemental cash flow information:
Interest paid	$ 423,655	$ 988,533	$ 1,040,560
Noncash financing transactions:
Reduction of note and related interest payable upon exercise of Common Stock warrants	$ 1,485,644	--	--
Reduction of accrued expenses upon issuance of Common Stock	162,958	--	--
Obligations under capital leases	5,302,666	$ 5,051,378	$ 8,381,778
Adjustment of Redeemable Common Stock	2,454,668	--	--

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (the "Company" or "CuraGen") is a biotechnology company focusing on the application of genomics to the systematic discovery of genes, gene sequences, variations in gene sequences, biological pathways and drug candidates in order to accelerate the discovery and development of the therapeutic, agricultural and diagnostic products to improve human and animal health and the vitality of agriculture. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing.

Revenue Recognition—The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related project. Revenue is recognized based upon work performed or upon the attainment of certain benchmarks specified in the related agreements (see Note 4). Grant revenue is recognized as related costs qualifying under the terms of the grants are incurred. Grant revenue is derived solely from federal and Connecticut agencies (see Note 8). Deferred revenue arising from payments received from collaborative agreements is recognized as income when earned.

Cash and Cash Equivalents—The Company considers investments readily convertible into cash with a maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment—Property and equipment are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets—The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets as determined by using estimated future undiscounted cash flows. A loss of impairment would be recognized by a charge to earnings.

Deferred Real Estate Commissions —Deferred real estate commissions were paid in 1997 in connection with the signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Other assets, are amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method. Accumulated amortization aggregated $20,984 and $32,975, respectively, as of December 31, 1998 and 1999. Related amortization expense was $11,991 for each of the years ended December 31, 1998 and 1999.

Licensing Fees—Licensing fees for various research and development purposes were paid during 1998 and 1999. The costs, which are included in Other assets, are amortized over the various lives of the licenses. Accumulated amortization aggregated $30,288 and $127,503, respectively, as of December 31, 1998 and 1999. Related amortization expense was $30,288 and $97,215, respectively, for the years ended December 31, 1998 and 1999.

Patent Application Costs—Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method. During 1998 and 1999, all patent application costs have been charged to operations.

Research and Development Costs —Research and development costs are charged to operations as incurred. Grant research expenses include all direct research and development costs incurred related to specific grant awards and programs. All remaining research and development costs are incurred for the development and maintenance of current and future research collaboration agreements, and accordingly, have been classified as collaborative research and development expenses.

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board ("APB") No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. For equity instruments awarded to non-employees, the Company records the transactions based upon the consideration received for such awards or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company recorded stock-based compensation expense attributable to non-employees totaling $277,247, $289,754 and $103,655 for the years ended December 31, 1997, 1998 and 1999, respectively. For options issued to employees, the Company records the transactions based upon the difference between the option strike price and the estimated fair market value as of the date of issuance. Stock-based compensation associated with options granted to employees during 1997 amounted to $1,672,998 and is being expensed by the Company over the vesting period of the underlying options. During 1998 and 1999, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the estimated fair market value as of the date of issuance. The Company recorded amortization of stock-based compensation expense for options issued to employees of $444,532 and $453,888 for the years ended December 31, 1998 and 1999, respectively.

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement requires the use of the asset and liability method in determining the tax effect on future years of the "temporary differences " between the tax basis of assets and liabilities and their financial reporting amounts.

Loss Per Share—Basic earnings per share ("EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the loss from operations, stock options and warrants granted but not yet exercised under the Company's stock option plans are antidilutive and therefore not considered for the diluted EPS calculations. Under the assumption that stock options and warrants were not antidilutive, the denominator for diluted loss per share would be 7,888,383, 13,024,973, and 15,394,706 at December 31, 1997, 1998 and 1999, respectively.

Fair Value of Financial Instruments —Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ( "SFAS 107"), requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash, receivables, accounts payable and accrued expenses, and certain liabilities. The Company considers the carrying amount of these items to approximate fair value.

Conversion of Preferred Stock—The accompanying financial statements retroactively reflect the conversion of all outstanding shares of Series A, C, D and E Preferred Stock (Convertible Preferred Stock) to Common Stock on a one for one basis. The above conversion has been presented since the Company amended its Certificate of Incorporation in December 1997 to provide that the Series A, C, D and E Preferred Stock would be automatically converted into shares of Common Stock upon the closing of a firm commitment underwritten public offering of the Common Stock. In March 1998, upon the closing of the Company's initial public offering, the foregoing conversion was completed.

Recently Enacted Pronouncements —The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company had one reportable segment as of December 31, 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for the quarterly periods beginning after June 15, 1999. The Company has not determined the effects, if any, that SFAS No. 133 will have on its financial statements.

The AICPA has issued Statement of Position ( "SOP") 98-1, "Accounting for Costs of Computer Software Developed or Planned for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that the following costs be capitalized: 1) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; 2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project (to the extent of time spent directly on the project); and 3) interest costs. Computer software costs that are research and development should be expensed as incurred. In addition, training costs should be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. The Company adopted SOP 98-1 in 1999.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Property and Equipment

Property and equipment consisted of the following:

	December 31,

	1998	1999

Laboratory equipment	$ 6,570,300	$5,966,192
Leased equipment	11,091,434	12,609,660
Leasehold improvements	904,254	1,165,598
Office equipment	1,534,415	2,674,522

Total property and equipment	20,100,403	22,415,972
Less accumulated depreciation and amortization	4,200,122	7,338,602

Total property and equipment, net	$15,900,281	$15,077,370

Depreciation and amortization expense was $2,580,400, and $5,441,172 for the years ended December 31, 1998 and 1999, respectively.

3. Leases

Capital Leases

In April 1997, the Company signed a lease-financing commitment to receive $4,000,000 to purchase equipment and expand its facilities. The lease commitment provides for a payment term of 48 months per individual lease schedule. In addition, the commitment provides for the issuance to the lessor of two warrants (the "First Warrant" and the "Second Warrant") to purchase shares of the Common Stock. The First Warrant was issued in April 1997 and entitles the lessor to purchase 11,111 shares of Common Stock at an exercise price of $9.00 per share. The Second Warrant was issued in September 1997 when the Company's aggregate equipment cost under the agreement exceeded $2,000,000. The Second Warrant entitles the lessor to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share. The value ascribed to the warrants was $59,520. In June 1998, the Company signed a lease-financing commitment to receive $10,000,000 to purchase various laboratory, office and computer equipment. The lease commitment provides for payment terms of 60 months per individual lease schedule. In November 1999, the Company signed an agreement with Comdisco, Inc. ("Comdisco") for the acquisition of certain lab equipment of $2,400,000. The agreement provides for payment terms of 12 quarterly installments.

The Company has also entered into other capital lease agreements to finance the purchase of equipment. Leased equipment under all such agreements consisted of the following:

	December 31,

	1998	1999

Leased equipment	$11,091,434	$12,609,660
Less accumulated amortization	3,037,429	3,787,225

Total Leased equipment, net	$ 8,054,005	$ 8,822,435

The Company financed leased assets with costs of $5,302,666, $5,051,378 and $8,381,778 for the years ended December 31, 1997, 1998 and 1999, respectively. These arrangements have terms of three to five years with interest rates ranging from approximately 9% to 20%, however, of the remaining total minimum lease payments of approximately $13,000,000, 97% of those arrangements have interest rates ranging from approximately 9% to 15%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at between $1 and 15% of the then fair market value of the equipment.

The future minimum lease payments under capital lease obligations at December 31, 1999 were as follows:

Within 1 year	$3,725,902
Within 1 to 2 years	4,263,164
Within 2 to 3 years	3,771,172
Within 3 to 4 years	1,422,100
Within 4 to 5 years	97,309

Total minimum lease payments	13,279,647
Less amounts representing interest	2,268,412

Present value of future minimum lease payments	11,011,235
Less current portion of obligations	2,732,393

Obligations under capital leases, net of current portion	$8,278,842

Operating Leases

In December 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal administrative and research facilities at 555 Long Wharf Drive, New Haven, Connecticut. In October 1997 and August 1998, the Company amended that lease to increase its leased space to a total of 31,000 and 36,000 square feet, respectively. The Company may renew the lease for two additional terms of five years each. In May 1998, the Company entered into a lease agreement, expiring in May 2000, for its 32,000 square foot research facility in Branford, Connecticut. The lease agreement may be renewed for three additional terms of two years each. In November 1999, the Company exercised its option to renew the Branford lease for a two year term which will expire in May 2002, and amended the lease to increase its leased space to 46,000 square feet. An additional 12,000 square feet at the Company's third research location in Alachua, Florida is also leased under an agreement due to expire in July 2000.

Total rent expense under all operating leases for 1997, 1998 and 1999 was approximately $487,300, $1,016,050 and $1,335,350 respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 1999:

Year
2000	$1,494,238
2001	1,441,909
2002	1,066,492

Total	$4,002,639

4. Collaborations

Genentech, Inc.

In June 1996, the Company entered into a Pilot Research Services and Evaluation Agreement with Genentech, Inc. ("Genentech") pursuant to which the Company performed certain research services for a $200,000 fee. The pilot collaboration was superseded by the Evaluation Agreement, signed and effective December 27, 1996. In connection with the execution of the Evaluation Agreement, Genentech made an equity investment of $1,800,000 in the form of 307,167 shares of Series A Convertible Preferred Stock (see Note 6).

In November 1997, CuraGen and Genentech entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics. Pursuant to the agreement, Genentech purchased $5,000,000 of Common Stock in a private placement concurrent with the Company's initial public offering at the initial public offering price. Genentech also agreed to provide CuraGen with an interest-bearing loan facility which could in the aggregate reach $26,000,000 if the research program continues beyond its initial three year term. The loan facility contains annual borrowing limits and the outstanding principal and interest under the loan facility are payable five years from the date of the agreement. Subject to certain limitations, during the term of the agreement, and after the end of the first year, the drawn-down portion of the loan is convertible at CuraGen's option into CuraGen Non-Voting Common Stock, par value $.01 per share (the "Non-Voting Common Stock") based upon a formula that approximates the prevailing market price of the Company's Common Stock. On October 15, 1999, the Company made a drawdown of $16,000,000 under this facility and simultaneously converted the loan into 977,636 shares of its Non-Voting Common Stock, par value $.01 per share. The Non-Voting Common Stock is convertible into Common Stock (a) at any time, at Genentech's option or (b) automatically upon the sale or transfer of the Non-Voting Common Stock to a non-affiliated party.

Pioneer Hi-Bred International, Inc.

Effective June 1, 1997, the Company entered into a Collaborative Research and License Agreement with Pioneer Hi-Bred International, Inc. ("Pioneer Hi-Bred") whereby the Company is to perform research that will be funded by Pioneer Hi-Bred. In conjunction with the execution of this agreement, Pioneer Hi-Bred made an equity investment of $7,500,000 in the form of 1,000,000 shares of Series D Convertible Preferred Stock (see Note 6). In addition, Pioneer Hi-Bred paid the Company $2,500,000 per year, for the first 10 months, in quarterly installments with the first payment prorated. In March of 1998, Pioneer Hi-Bred increased the minimum annual research funding to $5,000,000 per year. Pioneer Hi-Bred has the right to terminate the research program at any time upon a breach by the Company and on three months' written notice at any time after May 2000.

The $5,000,000 per year fee is based upon an established number of CuraGen employees whom will be devoted to the Pioneer Hi-Bred research. In accordance with the Company's revenue recognition policy as described in Note 1, revenue has been recorded based upon work performed. For the years ended December 31, 1998 and 1999, the Company recorded revenue of $4,375,000 and $5,000,000 related to this agreement, which represented 47% and 33% of total revenue, respectively. In addition, $1,250,000 has been received from Pioneer Hi-Bred for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 1999.

Biogen, Inc.

In October 1997, the Company entered into a research collaboration and database subscription arrangement with Biogen, Inc. ("Biogen") to discover novel genes and therapeutics across a range of Biogen-specified disease programs. The parties also expect to conduct pharmacogenomic analysis of selected products and product candidates in Biogen's portfolio. The collaboration, which calls for payments by Biogen for up to five years, provides Biogen with access to the Company's proprietary genomics technologies, including the GeneScape bioinformatics software platform in order to generate GeneCalling and PathCalling databases from Biogen-specified disease systems. Biogen has an option to acquire exclusive licenses to certain discoveries arising from the collaboration. Biogen has the right to terminate the research collaboration upon any breach by the Company of any material obligation under the Biogen agreement or at any time after October 1999, on 30 days' written notice. Work performed and work that will be performed through June 30, 2000 for Biogen under the arrangement has been and will be recognized as revenue on a per employee basis. Beginning July 1, 2000, work performed for Biogen by the Company under the arrangement will be recognized on a per project basis. In addition, pursuant to the agreement, Biogen purchased $5,000,000 of the Company's Common Stock in a private placement concurrent with the Company's initial public offering at the initial public offering price of $11.50 per share, and agreed to provide a $10,000,000 interest-bearing loan facility. On October 15, 1999, the Company made a drawdown of $10,000,000 under this facility and simultaneously converted the loan into 611,022 shares of its Common Stock.

For the years ended December 31, 1998 and 1999, the Company recorded revenue of $1,500,000 and $2,100,000 related to this agreement which represented 16% and 14% of total revenue, respectively.

Glaxo-Wellcome, Inc.

In November 1998, CuraGen and Glaxo-Wellcome, Inc. ("Glaxo") announced a drug discovery collaboration to utilize CuraGen's integrated genomics processes for the study and selection of Glaxo compounds for clinical development. This pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, CuraGen will evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity.

For the year ended December 31, 1999, the Company recorded revenue of $2,407,918 related to this agreement which represents 16% of total revenue. However, $2,177,082 has been received from Glaxo for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 1999.

Hoffman-La Roche Inc. and Roche Vitamins, Inc.

In March 1999, the Company signed a life sciences target discovery and pharmacogenomics collaboration retroactively effective as of January 1, 1999 with Hoffmann-La Roche Inc. ( "Roche Pharma") and its affiliate, Roche Vitamins, Inc. ( "Roche Vitamins"). This agreement outlines strategic partnerships with F. Hoffmann-La Roche Ltd. and its affiliates and is designed to discover new drug targets, evaluate existing product candidates and facilitate the development of drugs and diagnostic tests for the purposes of improving human and animal health. Under the terms of this agreement, the Company will receive research funding and may receive additional milestone and royalty payments if any products emerge from this collaboration. The agreement is for an initial term of two years and includes an option to extend for three additional one-year terms.

For the year ended December 31, 1999, the Company recorded revenue of $3,736,396 related to this agreement which represents 25% of total revenue. However, $111,628 and $186,977 has been received from Roche Pharma and Roche Vitamins, respectively, for which the related services have not been performed and, therefore, such amounts are recorded as deferred revenue at December 31, 1999.

COR Therapeutics, Inc.

In May 1999, the Company signed a product discovery and pharmacogenomics agreement with COR Therapeutics, Inc. ( "COR"). Under the terms of this agreement, CuraGen will apply its SeqCalling, GeneCalling, and PathCalling technologies, related services, and pharmacogenomics expertise to identify new drug targets and develop novel cardiovascular drugs. This collaboration is for an initial term of eighteen months with an option to extend the collaboration for three additional twelve-month terms. The Company may receive research funding, milestone payments and royalty payments for products developed by COR as a result of this collaboration.

Abgenix, Inc.

In December 1999, CuraGen entered into a collaboration agreement with Abgenix, Inc. ("Abgenix") to develop and commercialize genomics-based antibody drugs using Abgenix' XenoMouse™ technology. This five-year alliance has been established to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. Abgenix and the Company will receive reciprocating milestone payments and royalty payments for products resulting from this drug development alliance. In addition, under the agreement Abgenix purchased 418,995 shares of the Company's Common Stock for $15,000,000.

5. Asset Impairment

During the fourth quarter of 1999, the Company undertook an upgrade of scientific technologies and related lab equipment. Accordingly, on November 7, 1999, the Company signed an agreement with Comdisco for the acquisition of certain lab equipment with a fair market value of approximately $2,400,000. As a part of this transaction, the Company also purchased other lab equipment recorded as a capital lease for approximately $3,600,000 from Transamerica Business Credit Corporation (''TBCC"). The Comdisco agreement calls for the exchange of the TBCC equipment for the Comdisco equipment. As a result of the exchange of the TBCC equipment for the Comdisco equipment, the Company recognized an asset impairment expense of approximately $2,700,000 in the fourth quarter of 1999 in order to properly reflect our estimate of the fair market value of the retired lab equipment in accordance with Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of). The newly acquired Comdisco equipment will be treated as a capital lease in the amount of $4,128,243.

6. Stockholders' Equity

Authorized Capital Stock

The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, par value of $.01 per share (''Common Stock''), 5,000,000 shares of Preferred Stock, par value of $.01 per share (''Preferred Stock'') and 3,000,000 shares of Nonvoting Common Stock. In March 2000, the Board of Directors of the Company unanimously approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 and to submit the proposed amendment to shareholders at the next Annual Meeting of the Shareholders of the Company.

At December 31, 1997, the Company had reserved 1,583,666 shares of Common Stock pursuant to outstanding warrants, 1,500,000 shares of Common Stock for issuance pursuant to the 1993 Stock Option and Incentive Award Plan (the "1993 Stock Plan"), 1,500,000 shares of Common Stock for issuance pursuant to the 1997 Employee, Director and Consultant Stock Plan (the "1997 Stock Plan") and 570,000 shares of Common Stock for issuance pursuant to non-qualified stock options. At December 31, 1998, the Company had reserved 1,583,666 shares of Common Stock pursuant to outstanding warrants, 871,883 shares of Common Stock for issuance pursuant to the 1993 Stock Plan, 1,500,000 shares of Common Stock for issuance pursuant to the 1997 Stock Plan and 453,750 shares of Common Stock for issuance pursuant to non-qualified stock options. At the May 1999 Annual Meeting of the Shareholders of the Company, the holders of shares of the Corporation's Common Stock approved an amendment to and restatement of the 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance of options granted pursuant to such Plan from 1,500,000 to 3,500,000. At December 31, 1999, the Company had reserved 1,583,666 shares of Common Stock pursuant to outstanding warrants, 654,183 shares of Common Stock for issuance pursuant to the 1993 Stock Plan, 3,500,000 shares of Common Stock for issuance pursuant to the 1997 Stock Plan and 8,250 shares of Common Stock for issuance pursuant to non-plan stock options.

Common Stock

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

In October 1999, the Company drew down the $10,000,000 loan facility made available to it under a certain Research and Option Agreement and Promissory Note by and between the Company and Biogen each dated October 1, 1997 (collectively, the "Agreement"). The Company also exercised its option under the Agreement to prepay the entire outstanding balance of $10,000,000 in CuraGen Corporation Voting Common Stock. At the date of notice to Biogen, the "Fair Market Value" of the Company's Common Stock (as defined in the Agreement) was $16.366 per share. Accordingly, the Company issued Biogen 611,022 shares of its Voting Common Stock and $13.95 (representing .8522 fractional shares) in full satisfaction of the outstanding balance.

Also in October 1999, the Company drew down the $16,000,000 loan facility made available to it under a certain Research and Option Agreement and Promissory Note by and between the Company and Genentech each dated November 20, 1997 (collectively, the "Agreement "). The Company also exercised its option under the Agreement to prepay the entire outstanding balance of $16,000,000 in CuraGen Corporation Convertible Non-Voting Common Stock. At the date of notice to Genentech, the "Fair Market Value" of the Company's Common Stock (as defined in the Agreement) was $16.366 per share. Accordingly, the Company issued Genentech 977,636 shares of its Convertible Non-Voting Common Stock and $9.22 (representing .5636 fractional shares) in full satisfaction of the outstanding balance.

In December 1999, the Company completed a private placement of 418,995 shares of unregistered Common Stock for an aggregate purchase price of $15,000,000 to Abgenix (see Note 4).

Stock Options

The Company's 1993 Stock Plan was adopted by the Company Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provides for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of the Company. Of the 1,500,000 shares of Common Stock which were reserved for issuance under the 1993 Stock Plan, options to purchase 871,883 and 654,183 shares were granted and outstanding as of December 31, 1998 and 1999, respectively. The Company does not intend to grant any additional options or awards under the 1993 Stock Plan.

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 1997, 1998 and 1999 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding January 1, 1997	541,550	$2.67
Granted	518,583	6.83
Canceled or lapsed	(31,249)	3.29

Outstanding December 31, 1997	1,028,884	4.75
Granted	-	-
Exercised	(97,001)	2.50
Canceled or lapsed	(60,000)	4.37

Outstanding December 31, 1998	871,883	5.02
Granted	-	-
Exercised	(109,900)	4.35
Canceled or lapsed	(107,800)	7.08

Outstanding December 31, 1999	654,183	4.80

Exercisable December 31, 1997	347,611	3.32

Exercisable December 31, 1998	458,584	4.23

Exercisable December 31, 1999	449,461	4.11

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 1999:

Range of Exercise Prices	Number of Options Oustanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$ 1.00 - $ 2.50	162,700	5.3 years	$2.11
2.51 - 4.10	242,550	6.7 years	3.47
4.11 - 7.50	205,733	7.6 years	7.40
7.51 - 10.09	43,200	7.7 years	10.00

	654,183	6.7 years	4.80

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 1.00 - $ 2.50	156,100	$ 2.09
2.51 - 4.10	173,228	3.44
4.11 - 7.50	106,933	7.43
7.51 - 10.09	13,200	10.00

	449,461	4.11

In addition to the options granted under the 1993 Stock Plan, the Company has granted non-plan options to purchase shares of Common Stock pursuant to individual agreements with Company employees and consultants. As of December 31, 1998 and 1999, there were 453,750 and 8,250 options, respectively, outstanding which are not part of a specific plan. These options incorporate the provisions of the 1993 Stock Plan to the extent such provisions are not inconsistent with the terms of those options.

A summary of all non-plan stock option activity during the years ended December 31, 1997, 1998 and 1999 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding January 1, 1997	456,000	$1.40
Granted	114,000	4.10
Canceled or lapsed	-	-

Outstanding December 31, 1997	570,000	1.94
Granted	-	-
Exercised	(116,250)	1.17
Canceled or lapsed	-	-

Outstanding December 31, 1998	453,750	2.14
Granted	-	-
Exercised	(388,500)	1.88
Canceled or lapsed	(57,000)	4.10

Outstanding December 31, 1999	8,250	1.00

Exercisable December 31, 1997	349,500	1.31

Exercisable December 31, 1998	315,000	1.68

Exercisable December 31, 1999	8,250	1.00

The following table summarizes information about non-plan stock options at December 31, 1999:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Excercise Price

$ 1.00 - $ 2.50	8,250	4.0 Years	$1.00

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 1.00 - $ 2.50	8,250	$1.00

The Company's 1997 Stock Plan was approved by the Company's Board of Directors and stockholders in October 1997. The 1997 Stock Plan provides for the issuance of stock options and stock grants (''Stock Rights'') to employees, directors and consultants of the Company. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the 1997 Stock Plan. At the May 1999 Annual Meeting of the Shareholders of the Company, the holders of shares of the Corporation's Common Stock approved an amendment to and restatement of the 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance of options granted pursuant to such Plan from 1,500,000 to 3,500,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. At December 31, 1997, the Company had 65,000 options outstanding under the 1997 Stock Plan and an additional 1,435,000 available for grant. At December 31, 1998, the Company had 1,276,100 options outstanding under the 1997 Stock Plan and an additional 223,900 available for grant. As of December 31, 1999, the Company had 1,488,833 options outstanding under the 1997 Stock Plan and an additional 2,011,167 available for grant. In addition, 50,019 stock options have been exercised under the 1997 Stock Plan as of December 31, 1999.

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 1997, 1998 and 1999 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding January 1, 1997	65,000	11.50
Granted	1,306,100	8.73
Exercised	-	-
Canceled or lapsed	(95,000)	11.33

Outstanding December 31, 1998	1,276,100	8.68
Granted	599,500	9.66
Exercised	(50,019)	9.14
Canceled or lapsed	(336,748)	8.88

Outstanding December 31, 1999	1,488,833	9.02

Exercisable December 31, 1997	21,668	11.50

Exercisable December 31, 1998	70,383	10.98

Exercisable December 31, 1999	314,306	8.51

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 1999:

Range of Exercise Prices	Number of Options Oustanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$ 4.11 - $ 7.50	596,933	8.4 years	$6.60
7.51 - 10.00	360,000	9.5 years	7.75
10.01 - 11.94	373,900	8.1 years	11.37
11.95 - 16.81	158,000	9.7 years	15.51

	1,488,833	8.7 years	9.02

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 4.11 - $ 7.50	183,940	$6.43
7.51 - 10.00	1,666	7.94
10.01 - 11.94	128,700	11.49
11.95 - 16.81	-	-

	314,306	8.51

Had compensation cost for the Company's stock option plans been determined in accordance with SFAS 123, the Company's net loss attributable to common stockholders and net loss per share attributable to common stockholders would have approximated the pro forma amounts shown below for each of the years ended December 31, 1997, 1998 and 1999.

	December 31,

	1997		1998		1999

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net loss attributable to
common stockholders	$(7,290,434)	$(7,891,326)	$(18,936,960)	$(20,095,345)	$(25,762,760)	$(28,452,852)
Net loss per share attributable to
common stockholders	$(.92)	$(1.00)	$(1.55)	$(1.65)	$(1.79)	$(1.98)

The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 1997 are as follows: 1) 0% dividend yield, 2) .1% expected volatility, 3) risk-free interest rate of approximately 6%, and 4) expected life of the options of 10 years. The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 1998 are as follows: 1) 0% dividend yield, 2) 50% expected volatility, 3) risk-free interest rate of approximately 5.25%, and 4) expected life of the options of 10 years. The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 1999 are as follows: 1) 0% dividend yield, 2) 102% expected volatility, 3) risk-free interest rate of approximately 5.25%, and 4) expected lives of the options between 5.2 and 8.7 years. The weighted average grant date fair value of options granted during the years ended December 31, 1997, 1998, and 1999 was approximately $6.14 per share, $5.77 per share and $6.46 per share, respectively.

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

7. Income Taxes

  The net deferred income tax assets consisted of the following:

	December 31,

	1998	1999

Total deferred income tax assets	$15,400,000	$30,200,000
Valuation allowance	(15,400,000)	(30,200,000)

Total	$ 0	$ 0

The deferred income tax assets are primarily a result of the federal and Connecticut net operating loss and research and development credit carryforwards and timing differences relating to accrued payroll and depreciation and amortization. As the Company has no prior earnings history, a valuation allowance has been established due to the Company's uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. The change in the valuation allowance was $4,068,000, $9,470,000 and $14,800,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

At December 31, 1999, the Company had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $56,000,000 and $51,000,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $3,000,000 and $3,200,000, respectively at December 31, 1999.

8. Grants

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

9. Subsequent Events

Convertible Debt Offering

On February 2, 2000, the Company completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, on February 16, 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing the Company with additional net proceeds of approximately $24,308,000. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into the Company's Common Stock. In addition, prior to February 2, 2003, if the Company's Common Stock price reaches specified levels, it has the right to redeem the debentures at a premium by converting the debentures into Common Stock. If the price of the Company's Common Stock reaches $217.01 for 20 of 30 consecutive trading days prior to February 2, 2003, it may redeem all of the debentures by converting them into Common Stock. If the Company was to convert the debentures prior to February 2, 2003, in addition to the interest accrued and unpaid, the Company would make an interest make-whole payment equal to the present value of the aggregate amount of the interest that would otherwise have accrued from the provisional redemption date through February 2, 2003. The Company has agreed to file a registration statement with the SEC for the resale of any shares issued as a result of the conversion of the debentures by May 2000.

Stock Split

On March 2, 2000 the Company announced a two-for-one split of its Voting and Non-Voting Common Stock payable to its stockholders in the form of a stock dividend. On March 30, 2000, the Company's stockholders of record will receive one additional share of its Voting Common Stock for every share of Voting Common Stock and one additional share of Non-Voting Common Stock for every share of Non-Voting Common Stock each stockholder owns at the close of business on March 15, 2000.

As a result of this announcement, a proforma presentation of basic and diluted net loss per share attributable to the Company's common stockholders for the years ended December 31, 1997, 1998 and 1999 has been included on the accompanying "Statements of Operations " (See Item 8. Financial Statements and Supplementary Data).

10. Supplemental Disclosure

Summary Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

1999:
Total revenues	$2,671,943	$3,332,687	$4,311,737	$4,787,150
Total operating expenses	10,181,137	9,366,833	9,557,768	12,847,939
Net loss attributable to common stockholders	(7,206,927)	(5,925,143)	(5,147,393)	(7,483,297)
Net loss per common share	(0.54)	(0.44)	(0.37)	(0.44)
1998:
Total revenues	$1,989,572	$2,715,626	$2,308,015	$2,243,812
Total operating expenses	5,193,696	5,785,697	7,329,895	10,808,811
Net loss attributable to common stockholders	(3,675,948)	(2,499,017)	(4,511,685)	(8,250,270)
Net loss per common share	(0.40)	(0.19)	(0.34)	(0.62)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of CuraGen Corporation
New Haven, Connecticut

We have audited the accompanying balance sheets of CuraGen Corporation (the "Company") as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
January 19, 2000
(except as to Footnote 9, as to which the date is February 16, 2000 with respect to the Convertible Debt Offering and March 2, 2000 with respect to the Stock Split.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Executive Compensation-Employment Agreements and Other Termination of Employment Agreements" and "Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  ITEM 14 (a)(1) FINANCIAL STATEMENTS.

  The following Financial Statements are included in Item 8:

  Balance Sheets as of December 31, 1998 and 1999

  Statements of Operations for the Year Ended December 31, 1997, 1998 and 1999

  Statements of Changes in Stockholders' Equity (Deficiency) for the Year Ended December 31, 1997, 1998 and 1999

  Statements of Cash Flows for the Year Ended December 31, 1997, 1998 and 1999

  Notes to Financial Statements

  Independent Auditors' Report

  ITEM 14 (a)(2) FINANCIAL STATEMENT SCHEDULES.

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 14 (a)(3) EXHIBITS.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION

@3.1	Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.3)
@3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.5)
@4.1	Article Fourth of the Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 4.1)
@4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)
%10.1	Memorandum of Lease Agreements dated December 23, 1996, October 27, 1997 and August 31, 1998 (New Haven) between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)
#10.2	Lease, dated May 29, 1998, (Branford) by and between T.K.J. Associates, LLC and the Registrant (Filed as Exhibit 10.1)
@10.3	Sid Martin Biotechnology Development Institute Incubator License Agreement, dated July 15, 1997, between the Registrant and the University of Florida Research Foundation, Inc. (Filed as Exhibit 10.3)
10.4	1997 Employee, Director and Consultant Stock Plan, as amended and restated through May 12, 1999 (Filed as Exhibit 10.4)
@10.5	1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)
@10.6	Amendment to 1993 Stock Option and Incentive Plan, dated May 12, 1997 (Filed as Exhibit 10.6)
$10.7	Form of Non-Qualified Stock Option Agreement with respect to options to purchase an aggregate of 570,000 shares of Common Stock (Filed as Exhibit 99.3)
+!10.8	Agreement, dated March 1999, by and among the Registrant, F. Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-LaRoche, Inc. (Filed as Exhibit 10.1)
@10.9	Employment Letter, dated July 18, 1997, between the Registrant and David M. Wurzer (Filed as Exhibit 10.8)
@10.10	Employment Letter, dated August 21, 1997, between the Registrant and Peter A. Fuller, Ph.D. (Filed as Exhibit 10.9)
+@10.11	Option and Exclusive License Agreement, dated October 4, 1996, between the Registrant and Wisconsin Alumni Research Foundation (Filed as Exhibit 10.11)
+@10.12	Standard Non-Exclusive License Agreement--Brumley, dated July 1, 1996, between the Registrant and Wisconsin Alumni Research Foundation (Filed as Exhibit 10.12)
+@10.13	Collaborative Research and License Agreement, dated May 16, 1997, between the Registrant and Pioneer Hi-Bred International, Inc. (Filed as Exhibit 10.13)
+@10.14	Research and Option Agreement, dated October 1, 1997, between the Registrant and Biogen, Inc. (Filed as Exhibit 10.14)
+@10.15	Research and Option Agreement, dated November 20, 1997, between the Registrant and Genentech, Inc. (Filed as Exhibit 10.15)
+@10.16	Notice of Grant Award and Grant Application to Department of Health and Human Services for Automated Sequencing System for Human Genome Project, dated March 25, 1995 (Filed as Exhibit 10.16)
@10.17	ATP Agreement for Integrated Microfabricated DNA Analysis Device for Diagnosis of Complex Genetic Disorders, dated February 1995 (Filed as Exhibit 10.17)
@10.18	ATP Agreement for Molecular Recognition Technology for Precise Design of Protein-Specific Drugs, dated March 2, 1995 (Filed as Exhibit 10.18)
@10.19	ATP Agreement for Programmable Nanoscale Engines for Molecular Separation, dated May 6, 1997 (Filed as Exhibit 10.19)
@10.20	Material Transfer and Screening Agreement, dated January 15, 1998, between the Registrant and ArQule, Inc. (Filed as Exhibit 10.20)
+%10.21	Pharmacogenomics Research and License Agreement, dated November 18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant (Filed as Exhibit 10.21)
+&10.22	Agreement between COR Therapeutics, Inc. and the Registrant dated May 1, 1999 (Filed as Exhibit 10.1)
÷10.23	Letter Agreement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (Filed as Exhibit 10.1)
*11.1	Schedule of Computation of Net Loss Per Share
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP
*27.1	Financial Data Schedule

*	Filed herewith
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement filed on Form S-1, File No. 333-38051.
#	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ending June 30, 1998.
%	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 1998.
!	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended March 31, 1999.
&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ending June 30, 1999.
÷	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ending September 30, 1999.
$	Previously filed as Exhibit 99.3 to the Company's Registration Statement on Form S-8, File No. 333-56829, and incorporated herein by reference.
=	Previously filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-89465, and incorporated herein by reference.
+	Confidential Treatment has been granted by the Commission as to certain portions.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

ITEM 14 (b) REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999:

September 8, 1999 - Item 5, Other Events - private placement of 1,500,000 shares of common stock to Pequot Capital Management, Inc.

December 20, 1999 - Item 5, Other Events - private placement of 418,995 shares of common stock to, and strategic alliance with, Abgenix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 7, 2000	CuraGen Corporation

By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 7, 2000.

Signature	Title

/s/ Jonathan M. Rothberg Jonathan M. Rothberg	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer and director)

/s/ David M. Wurzer David M. Wurzer	Executive Vice-President, Treasurer and Chief Financial Officer (principal financial and accounting officer)

/s/ Richard H. Booth Richard H. Booth	Director

/s/ Vincent T. DeVita, Jr. Vincent T. DeVita, Jr	Director

/s/ Robert E. Patricelli Robert E. Patricelli	Director

/s/ Randy Thurman Randy Thurman	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

11.1	Schedule of Computation of Net Loss Per Share

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

27.1	Financial Data Schedule