Form 10-Q
period 2000-03-31
CURAGEN CORP
filed 2000-05-12
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
________________

Commission File Number    0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1331400 (I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)

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
Yes [ X ] No [ ]

The number of shares outstanding of the Registrant's voting common stock and non-voting common stock as of April 30, 2000 was 36,528,148 and 1,955,272, respectively.

CURAGEN CORPORATION
FORM 10-Q
INDEX

PART I.	Financial Information		Page

	Item 1.	Financial Statements

		Condensed Balance Sheets, March 31, 2000 (unaudited) and December 31, 1999	3

		Condensed Statements of Operations, for the Three Months Ended March 31, 2000 and 1999 (unaudited)	4

		Condensed Statements of Cash Flows, for the Three Months Ended March 31, 2000 and 1999 (unaudited)	5

		Notes to Condensed Financial Statements (unaudited)	6 - 7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

PART II.	Other Information

	Item 2.	Changes in Securities and Use of Proceeds	11

	Item 6.	Exhibits and Reports on Form 8-K	11

Signatures			12

Exhibit Index			13

CURAGEN CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$222,480,632	$76,374,571
Grants receivable	-	25,019
Accounts receivable	3,060,000	767,606
Other current assets	73,695	73,752
Prepaid expenses	1,203,411	1,135,248

Total current assets	226,817,738	78,376,196

Property and equipment, net	14,426,335	15,077,370
Notes receivable - related parties	146,500	96,500
Other assets	359,963	246,049
Intangible assets, net	4,917,902	98,161

Total assets	$246,668,438	$93,894,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,659,777	$1,843,675
Accrued bonuses	125,000	335,000
Accrued expenses	1,038,148	1,514,227
Interest payable, short term	1,500,000	-
Deferred revenue	5,069,792	3,982,632
Deferred rent	74,059	77,726
Current portion of obligations under capital leases	2,686,940	2,732,393

Total current liabilities	12,153,716	10,485,653

Long-term liabilities:
Deferred rent, net of current portion	96,585	110,152
Interest payable, long term	21,000	21,000
Convertible debt	150,000,000	-
Obligations under capital leases, net of current portion	7,402,573	8,278,842

Total long-term liabilities	157,520,158	8,409,994

Commitments and contingencies
Stockholders' equity:
Common Stock - Voting; $.01 par value, issued and outstanding
35,894,016 shares at March 31, 2000, and 16,421,538 shares at December 31, 1999	358,940	164,215
Common Stock - Non-Voting; $.01 par value, issued and outstanding
1,955,272 shares at March 31, 2000, and 977,636 shares at December 31, 1999	19,553	9,776
Additional paid-in capital	136,634,700	129,841,950
Accumulated deficit	(59,741,764)	(54,702,268)
Unamortized stock based compensation	(276,865)	(315,044)

Total stockholders' equity	76,994,564	74,998,629

Total liabilities and stockholders' equity	$246,668,438	$93,894,276

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,

	2000	1999

Revenue:
Grant revenue	$ -	$ 577,464
Collaboration revenue	5,640,340	2,094,479

Total revenue	5,640,340	2,671,943

Operating expenses:
Grant research	-	380,611
Collaborative research and development	7,650,543	6,591,459
General and administrative	3,499,830	3,209,067

Total operating expenses	11,150,373	10,181,137

Loss from operations	(5,510,033)	(7,509,194)
Interest income, net	470,537	302,267

Net loss	$ (5,039,496)	$ (7,206,927)

Basic and diluted net loss per share	$ (0.14)	$ (0.27)

Weighted average number of shares used in computing
basic and diluted net loss per share	36,058,153	26,804,842

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2000	1999

Cash flows from operating activities:
Net loss	($5,039,496)	($7,206,927)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,345,920	1,322,647
Loss on disposition of fixed assets	105,506	-
Non-monetary compensation	38,178	84,751
Stock-based 401(k) Employer Plan Match	98,521	64,539
Changes in assets and liabilities:
Grants receivable	25,019	173,271
Accounts receivable	(2,292,394)	(18,396)
Other current assets	57	11,116
Prepaid expenses	(68,163)	(49,351)
Other assets	(160,606)	(56,650)
Accounts payable	(183,898)	1,183,405
Accrued bonuses	(210,000)	(305,512)
Accrued expenses	(476,079)	31,456
Interest payable	1,500,000	-
Deferred revenue	1,087,160	41,667
Deferred rent	(17,234)	(25,851)

Net cash used in operating activities	(4,247,509)	(4,749,835)

Cash flows from investing activities:
Acquisitions of property and equipment	(828,295)	(4,320,703)
(Loans to) repayments from - related parties	(50,000)	3,500

Net cash used in investing activities	(878,295)	(4,317,203)

Cash flows from financing activities:
Payments on capital lease obligations	(925,777)	(532,458)
Proceeds from sale of fixed assets	175,550	-
Proceeds from exercise of stock options	1,430,053	146,600
Proceeds from exercise of warrants	5,527,546	-
Proceeds from issuance of convertible debt	150,000,000	-
Payments of stock issuance costs	(54,810)	-
Payments of financing costs	(4,920,696)	-

Net cash provided by (used in) financing activities	151,231,865	(385,858)

Net increase (decrease) in cash and cash equivalents	146,106,061	(9,452,896)
Cash and cash equivalents, beginning of period	76,374,571	43,293,995

Cash and cash equivalents, end of period	$222,480,632	$33,841,099

Supplemental cash flow information:
Interest paid	$439,808	$248,931

See accompanying notes to condensed financial statements.

CURAGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.
2.     Convertible Debt Offering
On February 2, 2000, we completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, on February 16, 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing us with additional net proceeds of approximately $24,308,000. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into our common stock at any time prior to their maturity at a conversion price of $63.8275 per share. In addition, prior to February 2, 2003, if our common stock price reaches specified levels, we have the right to redeem the debentures at a premium by converting the debentures into common stock. Pursuant to our obligations under the convertible subordinated debenture agreement, we filed a registration statement with the SEC on March 17, 2000 for the resale of the debentures and any shares issued as a result of the conversion of the debentures. Two of our stockholders who can require us to register their shares of common stock have requested that we include an aggregate of 3,000,000 shares of common stock in the registration statement. As of the date of this filing, the SEC has not yet declared such registration effective.

3.     Stock Split
On March 2, 2000, we announced a two-for-one split on both our voting common stock and our non-voting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record received one additional share of our voting common stock for every share of voting common stock and one additional share of nonvoting common stock for every share of nonvoting common stock each stockholder owned at the close of business on March 15, 2000. The effects of the two-for-one stock split have been reflected throughout this report, including the calculations of basic and diluted loss per share for all periods presented.
4.    Gemini Collaboration
In March 2000, we entered into a renewable two-year collaboration with Gemini Genomics plc ("Gemini"). Under this agreement, our scientists will work together with Gemini scientists to associate thousands of our human genetic variants with disease traits derived from Gemini's database of clinical populations, in order to validate genes and genetic variants that contribute to the onset of complex diseases.

5.     Genentech Collaboration Renewal

In March 2000, we renewed our collaboration with Genentech, Inc. ("Genentech") for a minimum of an additional two and one-half years. The collaboration involves the application of our high-throughput functional genomic technologies and disease expertise to advance the discovery of novel protein therapeutics and antibodies. Under the terms of this extension, Genentech will pay us research fees for access to our functional genomic technologies and databases. In return, Genentech will retain the rights to license, develop, and market therapeutics derived from these research efforts. We will also receive milestone and royalty payments based upon the development and sales of products that result from this collaboration.

CURAGEN CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

We are a biotechnology company focusing on the application of genomics to the systematic discovery of genes, gene sequences, variations in gene sequences, biological pathways and drug candidates in order to accelerate the discovery and development of the therapeutic, agricultural and diagnostic products to improve human and animal health and the vitality of agriculture. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2000, we had an accumulated deficit of $59,741,764. We anticipate incurring additional losses over at least the next several years as we expand our collaborative gene discovery efforts and internal discovery and development to discover genes, biological pathways and drug candidates, continue development of our technology and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Revenue. Collaboration revenue for the three months ended March 31, 2000 was $5,640,340, an increase of $3,545,861, or 169%, as compared to $2,094,479 for the corresponding period in 1999. The increase was largely due to revenue recorded during the first quarter of 2000 under our arrangements with Abgenix, Inc. ("Abgenix"), COR Therapeutics, Inc., Genentech, Inc. ("Genentech"), Glaxo Wellcome, Inc., Hoffmann-La Roche Inc., and Roche Vitamins Inc. The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. We expect that collaboration revenues will continue to increase as we add additional collaborations.

Grant revenue for the three months ended March 31, 2000 decreased $577,464, or 100%, compared to the same period in 1999, due to the completion of two federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant revenue in future periods, unless additional grant awards are received.

Operating Expenses. Collaborative research and development expenses for the three months ended March 31, 2000 were $7,650,543, compared to $6,591,459 for the three months ended March 31, 1999. The increase of $1,059,084 for the three months ended March 31, 2000, or 16%, was primarily attributable to our obligations to fulfill research requirements under new and existing collaborations, in addition to internal research efforts, which resulted in increased personnel costs, increased purchases of lab supplies and reagents, research funding payments to Abgenix in accordance with our collaborative arrangement, and depreciation expense on lab equipment. Future collaborative research and development expenses are expected to increase as additional personnel are hired and research and development facilities are expanded to accommodate our collaborations and internal research.

Grant research expenses for the three months ended March 31, 2000 of $0 represented a decrease of $380,611, or 100%, compared to the three months ended March 31, 1999. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant research expenses in future periods, unless additional grant awards are received.

General and administrative expenses for the three months ended March 31, 2000 increased 9% to $3,499,830 as compared to $3,209,067 for the three months ended March 31, 1999. The increase was primarily attributable to increased payroll costs, upgrades to our administration facilities, the incurrence of related depreciation expense, as well as legal expenses in support of the development of our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will continue to be similar to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the three months ended March 31, 2000 of $470,537 increased $168,270, or 56%, compared to $302,267 for the same period in 1999. The increase was primarily due to higher cash and cash equivalent balances as a result of funds received from the recent completion of our convertible debt offering, our private placements during 1999 with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively ''Pequot'') and Abgenix, and from the drawdown and simultaneous conversion of loans from Biogen, Inc. and Genentech during 1999, offset by the interest expense associated with the completion of our recent convertible debt offering. Gross interest expense for the three months ended March 31, 2000 of $1,905,048 represented an increase of $1,652,363, or 654%, compared to $252,685 for the same period in 1999. This increase in gross interest expense was primarily attributable to accrued interest to be paid to the holders of our convertible debt.

Net Loss. For the three months ended March 31, 2000, the Company reported a net loss of $5,039,496, or $0.14 per share, as compared to $7,206,927, or $0.27 per share for the same quarter of 1999. Since inception, we have incurred operating losses, and as of March 31, 2000, we had an accumulated deficit of $59,741,764 and therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Liquidity and Capital Resources

As of March 31, 2000, we had $222.4 million in cash and cash equivalents, compared to $76.3 million as of December 31, 1999. This increase represents the receipt of proceeds from our recent convertible debt offering, proceeds from stock option and warrant exercises, and interest income. We have financed our operations since inception primarily through our initial public offering of Common Stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our recent convertible debt offering. As of March 31, 2000, we had recognized $42,180,986 of cumulative sponsored research revenues from government grants and collaborative research arrangements. To date, inflation has not had a material effect on our business.

On February 2, 2000, we completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, on February 16, 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing us with additional net proceeds of approximately $24,308,000. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. Persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into our common stock at any time prior to their maturity at a conversion price of $63.8275 per share. In addition, prior to February 2, 2003, if our common stock price reaches specified levels, we have the right to redeem the debentures at a premium by converting the debentures into common stock. Pursuant to our obligations under the convertible subordinated debenture agreement, we filed a registration statement with the SEC on March 17, 2000 for the resale of the debentures and any shares issued as a result of the conversion of the debentures. Two of our stockholders who can require us to register their shares of common stock have requested that we include an aggregate of 3,000,000 shares of common stock in the registration statement. As of the date of this filing, the SEC has not yet declared such registration effective.

On March 2, 2000, we announced a two-for-one split of our voting and nonvoting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record received one additional share of our voting common stock for every share of voting common stock and one additional share of nonvoting common stock for every share of nonvoting common stock each stockholder owned at the close of business on March 15, 2000. The effects of the two-for-one stock split have been reflected in the calculations of basic and diluted loss per share for all periods presented.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At March 31, 2000, our gross investment in equipment, computers and leasehold improvements was $22,252,036. At March 31, 2000, equipment with a gross book value of $12,091,632 secures our equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven and Branford, Connecticut locations. We had no material commitments for capital expenditures at March 31, 2000.

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

Net cash used in operating activities was $4,247,509 for the three months ended March 31, 2000, compared to $4,749,835 for the same period ended March 31, 1999. Cash outflows for operating activities for the three months ended March 31, 2000 consisted primarily of prepaid insurance payments, payments to vendors and accrued payroll costs. Cash used in investing activities during the three months ended March 31, 2000 primarily included acquisitions of property and equipment. Cash outflows for financing activities during the three months ended March 31, 2000 primarily included payments of financing costs and payments on capital lease obligations, while cash inflows included proceeds from the issuance of our recent convertible debt, and proceeds from stock option and warrant exercises.

As of March 31, 2000, we have federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $97,000,000 and $86,000,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We also have federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $3,300,000 and $3,000,000, respectively at March 31, 2000.

Recently Enacted Pronouncements

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

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future increases in collaboration revenues, net interest income, capital lease obligations, and collaborative research and development and general and administrative expenses. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

On March 2, 2000, we announced a two-for-one split of our voting and nonvoting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record received one additional share of our voting common stock for every share of voting common stock and one additional share of nonvoting common stock for every share of nonvoting common stock each stockholder owned at the close of business on March 15, 2000.

Item 6. Exhibits and Reports on Form 8-K

 A.   Exhibits

Exhibit 4.1		Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee, is incorporated herein by reference from the Form S-3, file No. 333-32756 filed with the Securities and Exchange Commission on March 17, 2000

Exhibit 4.2		Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers, is incorporated herein by reference from the Form S-3, file No. 333-32756 filed with the Securities and Exchange Commission on March 17, 2000

Exhibit 11	-	Computation of Net Loss Per Share

Exhibit 27	-	Financial Data Schedule

B.  Reports on Form 8-K

On January 28, 2000, we filed a report on Form 8-K in connection with the completion of an offering for $125,000,000 of 6% convertible subordinated debentures, due 2007. The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into our common stock.
On February 15, 2000, we filed a report on Form 8-K announcing that the initial purchasers of our convertible subordinated debentures exercised their option to purchase an additional $25,000,000 of the 6% convertible subordinated debentures, due 2007.
On March 2, 2000, we filed a report on Form 8-K in connection with the two-for-one split of our voting and nonvoting common stock, each payable to our stockholders in the form of a stock dividend on March 30, 2000.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Treasurer
and Chief Financial Officer, (principal
financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
4.1	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee, is incorporated herein by reference from the Form S-3, file No. 333-32756 filed with the Securities and Exchange Commission on March 17, 2000
4.2	Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers, is incorporated herein by reference from the Form S-3, file No. 333-32756 filed with the Securities and Exchange Commission on March 17, 2000
11	Computation of Net Loss Per Share
27	Financial Data Schedule