Form 10-Q
period 2000-06-30
CURAGEN CORP
filed 2000-08-09
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
Yes [ X ] No [   ]

The number of shares outstanding of the Registrant's voting common stock and non-voting common stock as of July 31, 2000 was 36,771,724 and 1,955,272, respectively .

CURAGEN CORPORATION

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999
	(unaudited)	(audited)

ASSETS
Current assets:

Cash and cash equivalents
	$ 254,191,435	$ 76,374,571
Grants receivable
	--	25,019
Accounts receivable
	126,206	767,606
Other current assets
	420,869	73,752
Prepaid expenses
	1,282,302	1,135,248

Total current assets
	256,020,812	78,376,196

Property and equipment, net
	14,122,847	15,077,370
Notes receivable - related parties
	137,250	96,500
Other assets
	350,539	246,049
Intangible assets, net
	4,842,826	98,161

Total assets
	$ 275,474,274	$ 93,894,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable
	$ 1,432,242	$ 1,843,675
Accrued bonuses
	234,000	335,000
Accrued expenses
	1,833,633	1,514,227
Interest payable, short-term
	3,750,000	--
Deferred revenue
	4,493,079	3,982,632
Deferred rent
	66,721	77,726
Current portion of obligations under capital leases
	2,698,659	2,732,393

Total current liabilities
	14,508,334	10,485,653
Long-term liabilities:

Deferred rent, net of current portion
	81,738	110,152
Interest payable, long-term
	21,000	21,000
Convertible debt
	150,000,000	--
Obligations under capital leases, net of current portion
	6,559,015	8,278,842

Total long-term liabilities
	156,661,753	8,409,994

Commitments and contingencies

Minority interest	15,751,552	--

Stockholders' equity:

Common Stock - Voting; $.01 par value, issued and outstanding 36,671,205 shares at June 30, 2000, and 16,421,538 shares at December 31, 1999
	366,712	164,215
Common Stock - Non-Voting; $.01 par value, issued and outstanding 1,955,272 shares at June 30, 2000, and 977,636 shares at December 31, 1999
	19,553	9,776
Additional paid-in capital
	154,427,907	129,841,950
Accumulated deficit
	(66,022,851)	(54,702,268)
Unamortized stock based compensation
	(238,686)	(315,044)

Total stockholders' equity
	88,552,635	74,998,629

Total liabilities and stockholders' equity
	$ 275,474,274	$ 93,894,276

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Revenue:
Grant revenue
	$ --	$ 59,516	$ --	$ 636,980
Collaboration revenue
	4,939,214	3,273,171	10,579,555	5,367,650

Total revenue
	4,939,214	3,332,687	10,579,555	6,004,630
Operating expenses:
Grant research
	--	36,775	--	417,386
Collaborative research and development
	8,206,429	6,327,240	15,856,973	12,918,699
General and administrative
	4,204,203	3,002,818	7,704,032	6,211,885

Total operating expenses
	12,410,632	9,366,833	23,561,005	19,547,970

Loss from operations	(7,471,418)	(6,034,146)	(12,981,450)	(13,543,340)
Interest income, net	858,566	109,003	1,329,103	411,270

Net loss before income taxes and minority interest	(6,612,852)	(5,925,143)	(11,652,347)	(13,132,070)
Income tax benefit	350,000	--	350,000	--
Minority interest	(18,235)	--	(18,235)	--

Net loss	$ (6,281,087)	$ (5,925,143)	$(11,320,582)	$(13,132,070)

Basic and diluted net loss per share	($ 0.16)	($ 0.22)	($ 0.30)	($ 0.49)
Weighted average number of shares used in
computing basic and diluted net loss per share
	38,514,272	26,818,474	37,288,515	26,839,786

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(11,320,582)	$(13,132,070)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization
	2,756,114	2,813,398
Asset impairment expense
	105,505	--
Non-monetary compensation
	355,574	361,954
Stock-based 401(k) Employer Plan Match
	245,500	129,078
Minority interest
	18,235	--
Changes in assets and liabilities:
Grants receivable
	25,019	298,780
Accounts receivable
	641,401	4,948
Income tax receivable
	(350,000)	--
Prepaid expenses
	(147,054)	(87,219)
Other current assets
	2,882	(48,645)
Other assets
	(53,427)	(37,681)
Assets held for sale
	(126,328)	--
Accounts payable
	(411,432)	(1,807,177)
Accrued bonuses
	(101,004)	(294,358)
Accrued expenses
	157,869	(5,521)
Accrued payroll
	161,538	(51,534)
Deferred revenue
	510,450	(345,153)
Deferred rent
	(39,419)	(51,702)
Interest payable
	3,750,000	--

Net cash used in operating activities	(3,819,159)	(12,252,902)

Cash flows from investing activities:
Acquisitions of property and equipment
	(1,721,084)	(4,474,035)
Proceeds from sale of fixed assets
	175,550	--
Repayments from (Loans to) - related parties
	(40,750)	3,500

Net cash used in investing activities	(1,586,284)	(4,470,535)

Cash flows from financing activities:
Payments on capital lease obligations
	(1,761,675)	(1,200,867)
Proceeds from issuance of preferred stock to minority interest
	20,000,000	--
Proceeds from exercise of stock options
	1,988,111	160,400
Proceeds from exercise of warrants
	6,435,041	--
Proceeds from issuance of warrants
	12,500,000	--
Proceeds from issuance of convertible debt
	150,000,000	--
Proceeds from sale-leaseback of equipment
	--	4,253,535
Payments of stock issuance costs
	(908,207)	--
Payments of financing costs
	(5,030,963)	--

Net cash provided by financing activities	183,222,307	3,213,068

Net increase (decrease) in cash and cash equivalents	177,816,864	(13,510,369)
Cash and cash equivalents, beginning of period	76,374,571	43,293,995

Cash and cash equivalents, end of period	$ 254,191,435	$ 29,783,626

Supplemental cash flow information:
Interest paid	$ 925,052	$ 544,899
Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$ --	$ 4,253,535

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements include CuraGen Corporation and our majority-owned subsidiary, 454 corporation, and accordingly, all material intercompany balances and transactions have been eliminated.

  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. 454 Corporation

  In June 2000, we launched 454 Corporation, a majority-owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. We agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of our common stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 Corporation sold four million shares of series B preferred stock to Soros Fund Management and Cooper Hill Partners and members of our senior management team and related parties for an aggregate purchase price of $20 million.

  In order to complete the funding of 454 Corporation and in exchange for 6 million shares of series A preferred stock, we contributed to 454 Corporation $20 million in cash and certain technologies for conducting genomic analyses. As a result of our contribution of  technology to 454 Corporation, we recognized a gain of $3,928,869 recorded in paid-in-capital.

3. ONO Pharmaceutical

  During June 2000, we entered into a pharmacogenomic collaboration with Ono Pharmaceutical Co., Ltd., to apply our platform of functional genomic technologies to gain a greater understanding of how genes influence, and ultimately affect, drug efficacy and toxicity.  During this expandable two-year collaboration, we will collaborate with Ono in the application of molecular toxicology, an emerging science designed to help drug companies evaluate and select the safest and most efficacious drug candidates for further advancement into clinical trials.  By applying functional genomic technologies to measure the activity of specific genes, scientists can gain greater insight into how drugs work, and their potential side effects, as well as determine how genetic variations influence an individual's specific response to a particular drug.  The information generated from this collaboration will ultimately enhance Ono's ongoing effort to develop safer and more efficacious drugs.

  CURAGEN CORPORATION

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  (unaudited)

  4. Pioneer Hi-Bred

  Based on notification received from Pioneer Hi-Bred International Inc. ("Pioneer") dated July 31, 2000, informing us of the termination of the research portion of our collaborative research and license agreement effective November 2000, we anticipate that our collaboration revenue derived from the research portion of this collaboration will be reduced in future quarters. For the year ended December 31, 1999 and the six months ended June 30, 2000, we recorded revenue of $5,000,000 and $2,062,500, related to this agreement, which represented 33%, and 19% of total revenue, respectively. In addition, $1,687,500 has been received from Pioneer Hi-Bred for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at June 30, 2000.

  CURAGEN CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

We are a biotechnology company focusing on the application of genomics to the systematic discovery of genes, gene sequences, variations in gene sequences, biological pathways and drug candidates in order to accelerate the discovery and development of therapeutic, agricultural and diagnostic products to improve human and animal health and the vitality of agriculture. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2000, we had an accumulated deficit of $66,022,851. We anticipate incurring additional losses over at least the next several years as we expand our collaborative gene discovery efforts and internal discovery and development to discover genes, biological pathways and drug candidates, continue development of our technology and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three and Six Months Ended June 30, 2000 and 1999

Revenue. Collaboration revenue for the three and six months ended June 30, 2000 was $4,939,214 and $10,579,555, respectively, an increase of $1,666,043 and $5,211,905, or 51% and 97%, respectively, as compared to $3,273,171 and $5,367,650 for the corresponding periods in 1999. The increase for the three months ended June 30, 2000 was largely due to revenue recorded under our collaborative arrangements with Abgenix, Inc. ("Abgenix"), COR Therapeutics, Inc. ("COR"), Glaxo Wellcome, Inc., Hoffmann-La Roche Inc. ("Roche Pharma"), and Roche Vitamins Inc. ("Roche Vitamins") while the revenues recorded for the six month period ended June 30, 2000 also increased under agreements with Abgenix, COR, Genentech, Inc. ("Genentech"), Roche Pharma, and Roche Vitamins.

The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. Based on notification received from Pioneer Hi-Bred International, Inc. ("Pioneer") dated July 31, 2000, informing us of the termination of the research portion of our collaborative research and license agreement effective November 2000, our collaboration revenue derived from the research portion of this collaboration will be reduced in future quarters. For the year ended December 31, 1999 and the six months ended June 30, 2000, we recorded revenue of $5,000,000 and $2,062,500, related to this agreement, which represented 33%, and 19% of total revenue, respectively. Further revenue growth will be dependent upon our ability to add additional collaborations, expand current collaborations and garner revenues from products currently under development by our collaborators.

Grant revenue for the three and six months ended June 30, 2000 decreased $59,516 and $636,980, or 100% each, compared to the same periods in 1999, due to the completion of two federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant revenue in future periods, unless additional grant awards are received.

Operating Expenses. Collaborative research and development expenses for the three and six months ended June 30, 2000 were $8,206,429 and $15,856,973, respectively, compared to $6,327,240 and $12,918,699 for the three and six months ended June 30, 1999. The increases of $1,879,189 and $2,938,274 for the three and six months ended June 30, 2000, respectively, or 30% and 23%, respectively, were primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired, research and development facilities are expanded to accommodate our internal research and collaborations and the operations of 454 Corporation are expanded, offset by a decrease in research and development expenses due to the termination of the research portion of our collaborative research and license agreement with Pioneer.

Grant research expenses for the three and six months ended June 30, 2000 of $0 and $0 each represented a 100% decrease compared to $36,775 and $417,386 for the three and six months ended June 30, 1999. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant research expenses in future periods, unless additional grant awards are received.

General and administrative expenses for the three months ended June 30, 2000 increased $1,201,385, or 40%, to $4,204,203 as compared to $3,002,818 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $7,704,032 and $6,211,885, respectively, an increase of $1,492,147 or 24%. The increases were primarily attributable to higher recruiting, personnel, payroll and marketing costs, upgrades to our administration facilities and related increased rent expense, as well as legal expenses in support of the development of our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will continue to be similar to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the three and six months ended June 30, 2000 of $858,566 and $1,329,103 increased $749,563 and $917,833, or 688%, and 223%, compared to $109,003 and $411,270 for the same periods in 1999. The increases were primarily due to higher cash and cash equivalent balances as a result of funds received from the completion of our convertible debt offering in February 2000, our private placements during 1999 with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively ''Pequot'') and Abgenix, and from the drawdown and simultaneous conversion of loans from Biogen, Inc. and Genentech during 1999, offset by the accrued interest expense associated with the completion of our convertible debt offering in early 2000. Gross interest expense for the three and six months ended June 30, 2000 of $2,750,267 and $4,655,316 represented an increase of $2,478,814 and $4,131,177, or 913% and 788%, compared to $271,453 and $524,139 for the corresponding periods in 1999. This increase in gross interest expense was primarily attributable to accrued interest to be paid to the holders of our convertible debt, as well as several early lease buyouts.

Income Taxes. As of June 30, 2000, we recorded a Connecticut research and development income tax benefit of $350,000. This income tax benefit is a result of recent Connecticut legislation, which allows companies to obtain cash refunds at a rate of 60% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit. Since inception, we have incurred operating losses, and as of June 30, 2000, we had an accumulated deficit of $66,022,851 and therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Net Loss. For the three months ended June 30, 2000, we reported a net loss of $6,281,087 or $0.16 per share as compared to $5,925,143 or $0.22 per share for the second quarter of 1999.

Liquidity and Capital Resources

As of June 30, 2000, we had $254 million in cash and cash equivalents, compared to $76 million as of December 31, 1999. This increase represents the receipt of proceeds from our convertible debt offering, proceeds from stock option and warrant exercises, interest income and the inclusion of cash raised in conjunction with the formation of our newly formed subsidiary. We have financed our operations since inception primarily through our initial public offering of Common Stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our convertible debt offering. As of June 30, 2000, we had recognized $47,120,199 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on our business.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At June 30, 2000, our gross investment in equipment, computers and leasehold improvements was $22,944,437. At June 30, 2000, equipment with a gross book value of $11,838,470 secures our equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven and Branford, Connecticut locations. We had no material commitments for capital expenditures at June 30, 2000.

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

Net cash used in operating activities was $3,819,159 for the six months ended June 30, 2000, compared to $12,252,902 for the same period ended June 30, 1999. Cash outflows for operating activities for the six months ended June 30, 2000 consisted primarily of payments to vendors and payments of accrued bonuses. Cash used in investing activities during the six months ended June 30, 2000 primarily included acquisitions of property and equipment. Cash outflows for financing activities during the six months ended June 30, 2000 primarily included payments of financing costs and payments on capital lease obligations, while cash inflows included proceeds from the issuance of our convertible debt offering, the issuance of preferred stock and warrants, and exercises of stock options and warrants.

In June 2000, we launched 454 Corporation, a majority owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. We agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of our common stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 Corporation sold four million shares of series B preferred stock to Soros Fund Management and Cooper Hill Partners and members of our senior management team and related parties for an aggregate purchase price of $20 million.

In order to complete the funding of 454 Corporation and in exchange for 6 million shares of series A preferred stock, we contributed to 454 Corporation $20 million in cash and certain technologies for conducting genomic analyses. As a result of our contribution of technology to 454 Corporation, we recognized a gain of $3,928,869 recorded in paid-in-capital.

As of June 30, 2000, we had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $108,000,000 and $97,000,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $3,600,000 and $3,000,000, respectively at June 30, 2000. As of June 30, 2000, we also recorded a Connecticut research and development income tax benefit of $350,000. We anticipate that this amount will be refunded during 2001.

For the three and six months ended June 30, 2000, minority interest was $15,751,552 as compared to $0 for the same periods in 1999. This increase is related to the recent establishment of 454 Corporation, a 60% owned subsidiary, and reflects the initial minority shareholders' capitalization less their portion of various expenses incurred to date.

Recently Enacted Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for the quarterly periods beginning after June 15, 2000. We have not determined the effects, if any, that SFAS No. 133 will have on our financial statements.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. We do not currently anticipate that SAB 101 will have a material effect on our financial position and results of operations.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements with respect to both CuraGen Corporation and 454 Corporation regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future fluctuations in revenues, capital lease obligations and collaborative research and development expenses, the expected future decrease in net interest income and the anticipated increases in general and administrative expenses. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: both CuraGen Corporation's and 454 Corporation's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, both CuraGen Corporation's and 454 Corporation's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risks and uncertainties discussed throughout this discussion and analysis.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

On June 5, 2000, in conjunction with the establishment of 454 Corporation, a majority owned subsidiary, we issued to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of our common stock at $32.375 per share for an aggregate purchase price of $12.5 million. These warrants were issued in a private placement under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of shareholders on May 23, 2000, and the following matters were voted on at that meeting:

1. The election of Vincent T. DeVita, Jr., M.D. as Class II Director, to serve for a three-year term of office or until his successor is elected. The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes:

DIRECTOR	FOR	WITHHELD	BROKER NONVOTES

Vincent T. DeVita, Jr., M.D.	22,683,554	597,448	N/A

Our current Directors are Richard H. Booth, Vincent T. DeVita, Jr., Robert E. Patricelli and Randy Thurman

2. The proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of Voting Common Stock from 50,000,000 shares to 250,000,000 shares. The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

22,293,000	842,608	145,394	N/A

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

    Exhibit 11 - Computation of Net Loss Per Share

Exhibit 27 - Financial Data Schedule

        B. Reports on Form 8-K

On April 13, 2000, we filed a report on Form 8-K in connection with the renewal of our drug research collaboration with Genentech, Inc. for a minimum of an additional two and one-half years. The collaboration, which began in 1997, involves the application of our high-throughput functional genomic technologies and disease expertise to advance the discovery of novel protein therapeutics and antibodies.

On June 6, 2000, we filed a report on Form 8-K announcing the launch of 454 Corporation, a majority-owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. This subsidiary has been funded in part through a private placement totaling $32.5 million from investors including Soros Fund Management, L.L.C. and Cooper Hill Partners, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2000	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

By: /s/ David M. Wurzer David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer, (principal financial and accounting officer of the registrant)

  CURAGEN CORPORATION

  EXHIBIT INDEX

No.

11 Computation of Net Loss Per Share

27 Financial Data Schedule