Form 10-Q/A
period 2000-06-30
CURAGEN CORP
filed 2000-08-15
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

CURAGEN CORPORATION

FORM 10-Q/A

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

Our current Directors are Richard H. Booth, Vincent T. DeVita, Jr., Robert E. Patricelli and Randy Thurman

2. The proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of Voting Common Stock from 50,000,000 shares to 250,000,000 shares. The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

22,293,000	842,608	145,394	N/A

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 10.1 -	Collaboration Agreement by and between Abgenix, Inc. and the Registrant, effective as of December 8, 1999.
Exhibit 11* -	Computation of Net Loss Per Share
Exhibit 27* -	Financial Data Schedule

  </  R>

  ___________________________

  * Previously Filed

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

Dated: August 14, 2000	CuraGen Corporation
By: /s/ David M. Wurzer David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer, (principal financial and accounting officer of the registrant)

  CURAGEN CORPORATION

  EXHIBIT INDEX

No.

   10.1    Collaboration Agreement by and between Abgenix, Inc. and the
              Registrant, effective as of December 8, 1999.

 *11       Computation of Net Loss Per Share

 *27        Financial Data Schedule

_____________________

* Previously filed