Form 10-Q
period 2000-09-30
CURAGEN CORP
filed 2000-11-07
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1331400 (I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut
06511
(Address of principal executive office)
(Zip Code)

Registrant’s telephone number, including area code: (203) 401-3330

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒                                No    ☐

        The number of shares outstanding of the Registrant’s voting common stock and non-voting common stock as of October 30, 2000 was 37,259,375 and 1,705,272, respectively.

CURAGEN CORPORATION
FORM 10-Q
INDEX

		Page

PART I. Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets, September 30, 2000 (unaudited) and December 31, 1999	3
	Condensed Consolidated Statements of Operations, for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows, for the Nine Months Ended September 30, 2000 and 1999 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 to 11

PART II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index		14
2

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$244,556,268	$ 76,374,571
Grants receivable	—	25,019
Accounts receivable	247,942	767,606
Income tax receivable	620,000	—
Other current assets	127,478	73,752
Prepaid expenses	1,211,451	1,135,248

Total current assets	246,763,139	78,376,196

Property and equipment, net	13,977,964	15,077,370
Notes receivable—related parties	168,500	96,500
Other assets	334,320	246,049
Intangible assets, net	4,812,595	98,161

Total assets	$266,056,518	$ 93,894,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,437,360	$ 1,843,675
Accrued bonuses	417,750	335,000
Accrued expenses	1,347,261	1,514,227
Interest payable, short-term	1,500,000	—
Deferred revenue	2,763,859	3,982,632
Deferred rent	66,721	77,726
Current portion of obligations under capital leases	2,878,392	2,732,393

Total current liabilities	11,411,343	10,485,653

Long-term liabilities:
Deferred rent, net of current portion	66,893	110,152
Interest payable, long-term	—	21,000
Convertible debt	150,000,000	—
Obligations under capital leases, net of current portion	5,601,411	8,278,842

Total long-term liabilities	155,668,304	8,409,994

Commitments and contingencies
Minority interest	15,797,787	—
Stockholders’ equity:
Common Stock—Voting; $.01 par value, issued and outstanding 37,232,623 shares at September 30, 2000, and 16,421,538 shares at December 31, 1999	372,326	164,215
Common Stock—Non-Voting; $.01 par value, issued and outstanding 1,705,272 shares at September 30, 2000, and 977,636 shares at December 31, 1999	17,053	9,776
Additional paid-in capital	156,060,509	129,841,950
Accumulated deficit	(73,073,894)	(54,702,268)
Unamortized stock based compensation	(196,910)	(315,044)

Total stockholders’ equity	83,179,084	74,998,629

Total liabilities and stockholders’ equity	$266,056,518	$ 93,894,276

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Grant revenue	$ —	$ —	$ —	$ 636,980
Collaboration revenue	5,040,215	4,311,737	15,619,770	9,679,387

Total revenue	5,040,215	4,311,737	15,619,770	10,316,367

Operating expenses:
Grant research	—	—	—	417,386
Collaborative research and development	9,943,850	7,256,589	27,702,643	21,935,283
General and administrative	3,772,065	2,301,179	9,574,280	6,753,069

Total operating expenses	13,715,915	9,557,768	37,276,923	29,105,738

Loss from operations	(8,675,700)	(5,246,031)	(21,657,153)	(18,789,371)
Interest income, net	1,400,893	98,638	2,729,995	509,908

Net loss before income taxes and minority interest	(7,274,807)	(5,147,393)	(18,927,158)	(18,279,463)
Income tax benefit	270,000	—	620,000	—
Minority interest	(46,235)	—	(64,470)	—

Net loss	$ (7,051,042)	$(5,147,393)	$(18,371,628)	$(18,279,463)

Basic and diluted net loss per share	$ (0.18)	$ (0.18)	$ (0.49)	$ (0.67)

Weighted average number of shares used in computing basic and diluted net loss per share	38,743,862	27,996,724	37,749,099	27,229,670

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$ (18,371,628)	$(18,279,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,411,138	4,279,931
Asset impairment expense	105,505	—
Non-monetary compensation	788,517	420,343
Stock-based 401(k) Employer Plan Match	389,661	97,322
Minority interest	64,470	—
Changes in assets and liabilities:
Grants receivable	25,019	483,760
Accounts receivable	519,666	(2,202)
Income tax receivable	(620,000)	—
Prepaid expenses	(76,203)	40,409
Other current assets	(53,725)	(46,752)
Other assets	(384,326)	(56,222)
Assets held for sale	(126,328)	—
Accounts payable	593,686	(1,304,823)
Accrued bonuses	82,746	(230,513)
Accrued expenses	249,365	344,508
Accrued payroll	(416,327)	(40,734)
Deferred revenue	(1,218,768)	(1,059,389)
Deferred rent	(54,266)	(77,553)
Interest payable	1,479,000	—

Net cash used in operating activities	(12,612,798)	(15,431,378)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,805,172)	(5,179,339)
Loans to related parties	(72,000)	(2,298)
Proceeds from sale of fixed assets	175,550	1,001

Net cash used in investing activities	(2,701,622)	(5,180,636)

Cash flows from financing activities:
Payments on capital lease obligations	(2,543,602)	(1,922,541)
Proceeds from issuance of Common Stock	—	15,000,000
Proceeds from issuance of preferred stock to minority interest	20,000,000	—
Proceeds from exercise of stock options	3,063,256	979,463
Proceeds from exercise of warrants	6,464,341	—
Proceeds from issuance of warrants	12,500,000	—
Proceeds from issuance of convertible debt	150,000,000	—
Proceeds from sale-leaseback of equipment	—	4,253,535
Payments of stock issuance costs	(908,207)	(17,500)
Payments of financing costs	(5,079,671)	—

Net cash provided by financing activities	183,496,117	18,292,957

Net increase (decrease) in cash and cash equivalents	168,181,697	(2,319,057)
Cash and cash equivalents, beginning of period	76,374,571	43,293,995

Cash and cash equivalents, end of period	$244,556,268	$40,974,938

Supplemental cash flow information:
Interest paid	$ 5,403,713	$ 860,361

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$ —	$ 4,253,535

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements include CuraGen Corporation and our majority-owned subsidiary, 454 Corporation, and accordingly, all material intercompany balances and transactions have been eliminated.

        The 1999 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2000.

        The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.    Shelf Registration Filed

        In October 2000, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission for the sale of up to $500 million of various types of securities. The registration statement was declared effective by the SEC on October 17, 2000.

CURAGEN CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

        We are a biotechnology company focusing on the application of genomics to the systematic discovery of genes, gene sequences, variations in gene sequences, biological pathways and drug candidates in order to accelerate the discovery and development of therapeutic, agricultural and diagnostic products to improve human and animal health and the vitality of agriculture. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2000, we had an accumulated deficit of $73,073,894. We anticipate incurring additional losses over at least the next several years as we expand our collaborative gene discovery efforts and internal discovery and development to discover genes, biological pathways and drug candidates, continue development of our technology and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

    Three and Nine Months Ended September 30, 2000 and 1999

        Revenue.    Collaboration revenue for the three and nine months ended September 30, 2000 was $5,040,215 and $15,619,770, respectively, an increase of $728,478 and $5,940,383, or 17% and 61%, respectively, as compared to $4,311,737 and $9,679,387 for the corresponding periods in 1999. The increase for the three months ended September 30, 2000 was largely due to revenue recorded under our collaborative arrangements with Abgenix, Inc. (“Abgenix”), Genentech, Inc. (“Genentech”), and Ono Pharmaceutical Co., Ltd. (“Ono”). Revenues recorded for the nine month period ended September 30, 2000 also increased under agreements with Abgenix, Genentech, Glaxo Wellcome, Inc. (“Glaxo”) and Ono. The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. Further revenue growth will be dependent upon our ability to add additional collaborations, expand current collaborations and garner revenues from products currently under development by our collaborators.

        Based on notification received from Pioneer dated July 31, 2000, informing us of the termination of the research portion of our collaborative research and license agreement, effective November 2000, we anticipate that our collaboration revenue derived from the research portion of this collaboration will be reduced in future quarters, as we have historically recorded up to $5 million of collaboration revenue from Pioneer on an annual basis. We are also entitled to receive additional royalty payments for product development stemming from the research portion of this collaboration. For the year ended December 31, 1999 and the nine months ended September 30, 2000, we recorded revenue of $5,000,000 and $3,416,804, related to this agreement, which represented 33% and 22% of total revenue, respectively.

        During October 2000, we announced that we have licensed five drug targets to Biogen, marking the completion of the research portion of the discovery collaboration. These targets were identified using our integrated platform of functional genomic technologies and were delivered under the terms of and in conjunction with the completion of the original collaborative agreement as of September 30, 2000. In the future, we are entitled to receive potential milestone payments resulting from the advancement of these targets through clinical trials and royalty payments if these targets are converted into marketed drugs. We are also entitled to receive additional milestone and royalty payments for other discoveries stemming from the research portion of this collaboration. For the year ended December 31, 1999 and the nine months ended September 30, 2000, we recorded revenue of $2,100,000 and $790,000, related to this agreement, which represented 14% and 5% of total revenue, respectively.

        Grant revenue for the nine months ended September 30, 2000 decreased $636,980, or 100% compared to the same period in 1999, due to the completion of two federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant revenue in future periods, unless additional grant awards are received.

        Operating Expenses.    Collaborative research and development expenses for the three and nine months ended September 30, 2000 were $9,943,850 and $27,702,643, respectively, compared to $7,256,589 and $21,935,283 for the three and nine months ended September 30, 1999, respectively. The increases of $2,687,261 and $5,767,360 for the three and nine months ended September 30, 2000, respectively, or 37% and 26%, respectively, were primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired, research and development facilities are expanded to accommodate our internal research and collaborations and as the operations of 454 Corporation are expanded, offset by a decrease in research and development expenses due to the completion of the research portion of our collaborative agreements with Pioneer and Biogen.

        Grant research expenses for the nine months ended September 30, 2000 were $0 and represented a 100% decrease compared to $417,386 for the nine months ended September 30, 1999. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant research expenses in future periods, unless additional grant awards are received.

        General and administrative expenses for the three months ended September 30, 2000 increased $1,470,886, or 64%, to $3,772,065 as compared to $2,301,179 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $9,574,280 and $6,753,069, respectively, an increase of $2,821,211 or 42%. The increases were primarily attributable to higher recruiting, personnel, payroll and marketing costs, upgrades to our administration facilities and related increased rent expense, as well as legal expenses in support of the development of our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will be similar to percentage increases in collaborative research and development expenses.

        Interest Income, Net.    Net interest income for the three and nine months ended September 30, 2000 of $1,400,893 and $2,729,995 increased $1,302,254 and $2,220,086, or 1320%, and 435%, compared to $98,638 and $509,908 for the same periods in 1999. The increases were primarily due to higher cash and cash equivalent balances as a result of funds we received from the completion of our convertible debt offering in February 2000, our private placements during 1999 with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (collectively, “Pequot”) and Abgenix, the inclusion of cash raised in conjunction with the formation of our newly formed subsidiary, 454 Corporation, and from the drawdown and simultaneous conversion of loans from Biogen and Genentech during 1999, offset by the accrued interest expense associated with the completion of our convertible debt offering in early 2000. Subject to the completion of future financings pursuant to our recently filed S-3, we anticipate that net interest income will begin to decrease as cash and cash equivalent balances are utilized in the normal course of operations. Gross interest expense for the three and nine months ended September 30, 2000 of $2,717,011 and $7,372,328 represented an increase of $2,396,970 and $6,528,148, or 7489% and 7733%, compared to $320,041 and $844,180 for the corresponding periods in 1999. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible debt.

        Income Taxes.    As of September 30, 2000, we have recorded a Connecticut research and development income tax benefit of $620,000. We recorded this income tax benefit as a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit. Since inception, we have incurred operating losses, and as of September 30, 2000, we had an accumulated deficit of $73,073,894 and therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

        Net Loss.    For the three months ended September 30, 2000, we reported a net loss of $7,051,042 or $0.18 per share as compared to $5,147,393 or $0.18 per share for the third quarter of 1999.

Liquidity and Capital Resources

        As of September 30, 2000, we had approximately $245 million in cash and cash equivalents, compared to approximately $76 million as of December 31, 1999. This increase represents the receipt of proceeds from our convertible debt offering, proceeds from stock option and warrant exercises, interest income and the inclusion of cash raised in conjunction with the formation of our newly formed subsidiary, 454 Corporation. We have financed our operations since inception primarily through our initial public offering of Common Stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our convertible debt offering. As of September 30, 2000, we had recognized $52,160,414 of cumulative sponsored research revenues from government grants and collaborative research agreements. To date, inflation has not had a material effect on our business.

        Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At September 30, 2000, our gross investment in equipment, computers and leasehold improvements was $23,893,318. At September 30, 2000, equipment with a gross book value of $11,404,537 secures our equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at the New Haven and Branford, Connecticut locations. We had material commitments for capital expenditures of approximately $700,000 at September 30, 2000.

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

        Net cash used in operating activities was $12,612,798 for the nine months ended September 30, 2000, compared to $15,431,378 for the same period ended September 30, 1999. Net cash outflows for operating activities for the nine months ended September 30, 2000 included payments of licensing fees, decreases in accounts receivable, accrued payroll and deferred revenue, and increases in income taxes receivable, accounts payable, accrued expenses and interest payable. Cash used in investing activities during the nine months ended September 30, 2000 primarily included acquisitions of property and equipment. Cash outflows for financing activities during the nine months ended September 30, 2000 primarily included payments of financing costs and payments on capital lease obligations, while cash inflows included proceeds from the issuance of our convertible debt offering, the issuance of preferred stock and warrants, and exercises of stock options and warrants.

        We anticipate that we will need to raise significant additional capital to fund our future operating plans. We expect to raise the additional capital we require through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. Toward this end, we have filed, and the SEC has declared effective, a registration statement that will allow us to raise up to $500 million through the sale of securities. However, additional financing may not be available to us when we need it, or, if available, we may not be able to obtain such financing on terms favorable to us or to our stockholders. If we raise additional capital by issuing equity securities, your ownership in us will be diluted. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. If we relinquish rights or grant licenses on unfavorable terms our revenues could decrease.

        In June 2000, we launched 454 Corporation, a majority owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. We sold to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of our common stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 Corporation sold four million shares of series B preferred stock to Soros Fund Management and Cooper Hill Partners and members of our senior management team and related parties for an aggregate purchase price of $20 million.

        In order to complete the funding of 454 Corporation and in exchange for 6 million shares of series A preferred stock, we contributed to 454 Corporation $20 million in cash and certain technologies for conducting genomic analyses. As a result of our contribution of technology to 454 Corporation, we recognized a gain of $3,928,869 recorded in additional paid-in-capital.

        As of September 30, 2000, we had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $126,000,000 and $113,000,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $4,200,000 and $3,000,000, respectively at September 30, 2000. As of September 30, 2000, we also recorded a Connecticut research and development income tax benefit of $620,000. We anticipate that this amount will be refunded during 2001.

        As of September 30, 2000, minority interest was $15,797,787. Minority interest is related to the recent establishment of 454 Corporation, a 60% owned subsidiary, and reflects the initial minority shareholders’ capitalization and above mentioned gain recognition, less their portion of various expenses incurred to date.

Recently Enacted Pronouncements

        In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) SFAS 133 modifies the accounting for derivatives and hedging activities and is effective for the fiscal years beginning after June 15, 2000. We do not currently anticipate that SFAS 133 will have a material effect on our financial position and results of operations.

        In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. We do not currently anticipate that SAB 101 will have a material effect on our financial position and results of operations.

Certain Factors That May Affect Results of Operations

        This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements with respect to both CuraGen Corporation and 454 Corporation regarding the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future fluctuations in revenues, collaborative research and development expenses, the expected future decrease in net interest income, the anticipated increases in general and administrative expenses and our expectation that we will raise additional capital through public or private equity offerings or collaboration and licensing arrangements. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: both CuraGen Corporation’s and 454 Corporation’s early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, both CuraGen Corporation’s and 454 Corporation’s ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Part II—Other Information

Item 2.    Changes in Securities and Use of Proceeds

        During September 2000, Genentech converted 250,000 shares of its Non-Voting Common Stock into Voting Common Stock. In total, 1,955,272 shares of our Non-Voting Common Stock were issued to Genentech in October 1999 after we exercised our option under a certain Research and Option Agreement and Promissory Note dated November 20, 1997 to prepay the entire outstanding balance of the $16,000,000 loan facility in Non-Voting Common Stock.

Item 6.    Exhibits and Reports on Form 8-K

        A.  Exhibits

Exhibit 11—Computation of Net Loss Per Share

Exhibit 27—Financial Data Schedule

        B.  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2000
CURA GEN CORPORATION

/s/ JONATHAN M. ROTHBERG , PH .D.
By:
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and Chairman of the Board

/s/ DAVID M. WURZER
By:
David M. Wurzer
Executive Vice-President, Treasurer and Chief Financial Officer, (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
11	Computation of Net Loss Per Share
27	Financial Data Schedule