Form 10-K
period 2000-12-31
CURAGEN CORP
filed 2001-03-28
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06–1331400

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut	06511

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 401-3330

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock and nonvoting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) on February 28, 2001, was approximately $565,218,300.

The number of shares outstanding of the Registrant's voting common stock and nonvoting common stock as of February 28, 2001 was 47,224,104 and 1,270,272, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.

CURAGEN CORPORATION
FORM 10-K
INDEX

PART I	Page #
ITEM 1. BUSINESS	1
ITEM 2. PROPERTIES	14
ITEM 3. LEGAL PROCEEDINGS	14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS	16
ITEM 6. SELECTED FINANCIAL DATA	17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES	43
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	43
ITEM 11. EXECUTIVE COMPENSATION	43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K	43

PART I

ITEM 1. BUSINESS

The following Business Section contains forward-looking statements, which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Results of Operations."

BUSINESS

General

We are a genomics based biopharmaceutical company. We research, develop and use technologies based on the discovery of genes and our understanding of their functions and relationships to accelerate the discovery and development of products to improve human and animal health and the vitality of agriculture, in collaboration with other companies and through our proprietary internal programs.

Our Internet-enabled genomics technologies, processes and information systems are fully integrated with one another and rapidly generate comprehensive information about the following:

  gene sequence--the order in which nucleotides (the building blocks of DNA) appear in a gene and control its function;
  variations in gene sequences;
  gene expression--the degree of gene activity;
  biological pathways and protein interactions--the pathways that proteins follow in carrying out the biological functions of cells and the interactions between them; and, the way potential drugs affect each of these respective areas.

Our genomics technologies and information systems are comprised of four primary components, each of which is fully operational and has been commercialized. A brief description is listed below:

  SeqCalling--a technology for gene sequencing and discovery of variations in gene sequences;
  GeneCalling--a patented technology for gene discovery and comprehensive gene expression analysis;
  PathCalling--a patented technology for analyzing the function and relationships between genes (and the proteins these genes encode) in biological pathways; and,
  SNPCalling--a technology for correlating genetic variations with specific diseases across distinct patient populations (commonly referred to as genotyping).

Each of these components is comprised of one or more proprietary technologies, automated processes, related databases and bioinformatics analysis tools. In addition to accelerating the discovery of new drug candidates, we are also using our GeneCalling technology, to predict the efficacy and safety of drug candidates currently in pharmaceutical development pipelines, and to review the performance and side effects of drugs already being marketed. This approach, referred to as pharmacogenomics, is aiding in the development of more effective and safer drugs. Pharmacogenomics can also potentially be utilized to identify more appropriate patient populations for use in clinical drug studies.

We have unified our SeqCalling, GeneCalling, PathCalling and SNPCalling technologies, processes and databases under a computer operating system that we refer to as GeneScape, which tracks and analyzes data and integrates all aspects of process management, data analysis and visualization. GeneScape is also a web-based portal that provides simultaneous, real-time access to our technologies, systems, databases and bioinformatics to researchers at multiple sites, allowing them to work together on discovery and development projects. We plan to continue enhancing and building additional technologies on our GeneScape operating platform.

We market our genomics technologies and information to pharmaceutical, biotechnology, agricultural, animal health and other life science companies through research collaborations. These research collaborations involve the application of our SeqCalling, GeneCalling, PathCalling, and SNPCalling technologies, systems and databases to collaborative research projects, and include support services required to characterize gene and target discoveries. These collaborations typically provide current revenues, but also include milestone payments for successful projects, and royalty-based revenues from products emerging from the drug development programs of our partners. We have conducted research with, and have the potential to receive future milestones and royalties from companies including Abgenix, Inc. ("Abgenix"), Bayer AG ("Bayer"), Biogen, Inc. ("Biogen"), COR Therapeutics, Inc. ("COR"), DuPont/Pioneer Hi-Bred International, Inc. ("DuPont/Pioneer Hi-Bred"), Gemini Genomics plc ("Gemini"), Genentech, Inc. ("Genentech"), GlaxoSmithKline, Inc. ("Glaxo"), Hoffmann-La Roche Inc. ("Roche Pharma") and its affiliate, Roche Vitamins, Inc. ("Roche Vitamins"), Monsanto Company ("Monsanto"), and Ono Pharmaceuticals Co., Ltd. ("Ono").

We are also applying our suite of genomics technologies to conduct research on our own behalf that encompasses drug discovery, drug development and pharmacogenomics. We have established internal programs to develop products to treat metabolic diseases, cancer, autoimmune and inflammatory diseases, and disorders of the central nervous system. During the next five years, our objective is to analyze systematically the genetic basis of many common diseases as well as the mechanisms of action and the adverse side effects of many commonly prescribed drugs. We are focusing our efforts on programs that address unmet medical needs and that we believe have the potential to yield products that can be commercialized in a relatively short time. In particular, we select human diseases and animal models of human diseases based on their potential to yield protein drugs, antibody drugs or novel small molecule drug targets for common diseases that lack effective treatments or to aid in the rational development or marketing of existing drugs. At each stage, we plan to reevaluate the relative merits of continuing such programs solely through internal efforts or through research collaborations.

The goal of our drug development programs is to advance promising therapeutic candidates into the clinic. We believe that we are leveraging the entire human genome to do this more systematically than ever before possible. We are focusing on two broad classes of therapeutics:

  secreted proteins, and,
  fully human monoclonal antibodies raised against membrane-bound or secreted proteins.

In order to determine the therapeutic potential of genes encoding secreted proteins, we have implemented high-throughput protocols for the production, purification and testing of these proteins. We have established high-throughput cell-based assays for characterizing the therapeutic potential of secreted proteins. We are currently evaluating the efficacy of a number of secreted proteins as potential human therapeutics using animal models. We are also employing a genomics-based approach for the development of monoclonal antibody therapeutics. These proteins will be used to make fully human monoclonal antibodies. Antibodies are naturally occurring proteins used by the body's immune system to combat many diseases. As therapeutic products, antibodies have several potential advantages over other therapies. The highly specific interaction between an antibody and its target may, for example, reduce unwanted side effects that may occur with other therapies. Fully human antibodies are desirable because they avoid the risk of rejection present with mouse or partial mouse antibodies.

Our business and competitive position depend in part on our ability to protect our genomics technologies, gene sequences, products, information systems and proprietary databases, software and other methods and technology. We have filed patent applications for our proprietary methods and devices for sequencing, gene expression analysis, for discovery of biological pathways and for drug screening and development. As of the date of this report, we have approximately 450 patent applications pending covering our technology, discoveries and products with the United States Patent and Trademark Office ("USPTO"), and have filed numerous corresponding international and foreign patent applications. As of the date of this report, we have been issued 15 patents with respect to aspects of our technologies, discoveries and products.

On January 5, 2001, the USPTO issued new guidelines for patent applications reflecting the USPTO's current policy regarding statutory written description and utility requirements for patentability. The implementation of these new guidelines may cause the USPTO to reject some of our pending new gene/protein patent applications. Although we believe that we will overcome such rejections to any of our commercially important new gene/protein cases, there is no guarantee that the USPTO will approve them. The new guidelines are not expected to impact pending cases directed to technology platforms.

Overview

Complex diseases often arise through a combination of genetic and environmental factors. The successful treatment of such diseases often depends upon an understanding of how the body uses its genetic information, how disruptions in this information can lead to disease and, in turn, how drugs can arrest or reverse disease progression. Metabolic diseases, cancer, autoimmune diseases and disorders of the central nervous system are examples of such complex diseases. As scientific advances improve our understanding of the genetic basis of many diseases, we believe that the methods the pharmaceutical industry uses to develop new drugs will undergo a fundamental transformation. We believe that if we can develop and apply new genomics technologies to address this transformation, we will have a unique opportunity to develop the next generation of therapeutic products to treat important complex diseases.

In recent years, scientists have analyzed large portions of the genetic information contained within the human genome, which is a complete set of human genetic information. The most prominent of these projects was the publicly funded Human Genome Project. This discipline is termed genomics. Through genomics, scientists seek to understand the genetic basis of disease and to develop more effective treatments. However, to date, the pharmaceutical, animal health and agricultural industries have not used genomics extensively to develop new product opportunities primarily because:

  genomics technologies have been inadequate;
  discovery processes used by these industries have caused them to underestimate the influence of genetic and environmental factors upon disease;
  uniform information systems necessary to drive genomics technologies have been unavailable; and, information systems designed to manage, analyze, and ultimately understand genomic information were unavailable.

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

Our Approach to Genomics Based Drug Discovery

Our integrated genomic technologies, processes and information systems are designed to overcome significant technological limitations present in existing gene-based drug discovery and development methods. Our technology platform rapidly generates comprehensive information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs, the environment and diverse patient populations. Our technology platform has been used by our collaborators and ourselves to analyze many diseases and has led to the discovery of a number of disease-related genes, drug targets and potential drugs.

Gene Discovery (Our SeqCalling and GeneCalling Technologies)

Our SeqCalling technology generates comprehensive sequence databases of expressed genes from any species and is used to identify genetic variations (cSNPs). Our GeneCalling technology measures substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes and to measure their activity. Specifically, we designed our GeneCalling technologies to:

  comprehensively measure the expression levels of 95% of the genes expressed in any species; and, be integrated into an efficient, automated, high-throughput process.

The combination of these traits enables us to rapidly generate large databases of gene expression profiles. These technologies also permit us to pursue research programs for many disease systems and systematically process many samples in parallel. As a result, we are able to discover and seek patent protection for many commercially valuable disease-related genes and gene products.

Target Identification (Our GeneCalling and PathCalling Technologies)

We have developed our proprietary GeneCalling and PathCalling technologies to reduce the time and cost associated with the identification and functional understanding of targets for therapeutic intervention. Our GeneCalling technology measures substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes and to measure their activity. These genes can potentially be novel drug targets. Our PathCalling system is an automated, high-throughput process that identifies interactions between combinations of proteins and assembles these protein-protein interactions into our PathCalling database. By identifying such protein-protein interactions and comparing them with known pathways within the PathCalling database, we can determine the role of these proteins within a given biological pathway. We have designed our PathCalling technologies to permit disease-related genes to be linked rapidly to specific biological pathways, providing valuable information, that can lead to the discovery of new genes and additional targets for therapeutic intervention.

Pharmacogenomics and Pharmacogenetics (Our SeqCalling, GeneCalling, PathCalling, and SNPCalling Technologies)

Our SeqCalling, GeneCalling, PathCalling, and SNPCalling technologies can also be used in preclinical and clinical trials to predict which drugs are more likely to be effective by analyzing gene expression changes induced by drug treatment in humans and animal models. We have generated our GeneCalling databases for numerous drugs already on the market to accelerate the development of an improved generation of drugs with fewer side effects and to assist in the selection of appropriate patient populations. By correlating gene expression levels and the activities of biological pathways following treatment with specific drugs, we may be able to minimize the side effects of drugs, to identify appropriate patient populations for existing drugs and to aid in the development of safer and more effective drugs. In addition we use our SeqCalling database to identify genetic variations (cSNPs) in genes that respond to drugs, and can use these variations for identifying the most appropriate patients for a specific drug treatment.

Technology Integration and Information Systems (Our GeneScape Platform)

We have integrated our SeqCalling, GeneCalling, PathCalling and SNPCalling technologies under a single bioinformatics operating system we refer to as our GeneScape platform. This system unifies all aspects of process management, data storage and analysis, and visualization programs used in our technologies. Our goal is to establish our fully integrated technologies and GeneScape operating system as the preferred platform for genomics, as well as drug discovery, drug development and pharmacogenomics.

We designed GeneScape to meet the needs of researchers for a single operating system, which integrates research requests, project management, database access and data analysis and visualization. GeneScape provides the user with a web-based standardized interface to our processes and databases, operating over the Internet on any computer platform that supports a standard web browser. By providing simultaneous, real-time access to our technologies, systems and databases to researchers at multiple sites, GeneScape is a powerful tool that permits researchers to work together on discovery and development projects. As GeneScape is modular and may be expanded to incorporate other technologies, systems and databases, we intend to continually enhance this technology platform by adding additional technologies as they become applicable.

Products and Services

We are marketing our genomics technologies and genetic information derived from our technologies by establishing research collaborations with pharmaceutical, biotechnology, agricultural, animal health and other life science companies. Our research collaborations involve the application of our SeqCalling, GeneCalling, PathCalling, and SNPCalling technologies to a collaborator's projects. These technologies can be used alone or in concert in discovery efforts as well as preclinical and clinical trials to predict which drugs are more likely to succeed by analyzing gene expression changes induced by drug treatment in humans and animal models. We may also provide certain support services necessary to characterize gene and target discoveries, subscriptions to our databases and integration with a collaborator's existing development pipeline of products. We use our GeneScape software platform in such collaborations to manage our processes and provide access to our databases.

SeqCalling and GeneCalling Systems: Gene Sequencing and Gene Expression Services and Databases

We developed our proprietary SeqCalling and GeneCalling technologies to overcome significant limitations of competing gene and gene sequence discovery methods currently in use. Our GeneCalling system generates and analyzes gene expression profiles and stores differences in gene expression profiles to identify disease-related genes. The system permits sensitive detection of genes when expressed at very low levels and stores this information in a database. The patented GeneCalling technologies enable researchers to identify potentially novel genes and then compare them to existing genes through a database look-up approach. Unlike methods that use expressed-sequence tags, known as ESTs, our GeneCalling system does not require repetitive sequencing to measure gene expression. Our GeneCalling system measures expression levels and determines gene expression differences between biological samples (such as diseased and normal human tissues) and enhances the ability to discover disease-related genes.

Our SeqCalling system generates comprehensive sequence databases of expressed genes from any species and is used to identify new genes and human genetic variations known as single nucleotide polymorphisms (cSNPs). This system is biased towards identifying cSNPs, which are located within the coding regions of genes. cSNPs are of increasing value in research because they are believed to be useful markers in the identification of disease related genes and genetic differences, which may determine the response of a patient to disease and to drug treatment. Our technology is comprehensive in detecting genes with novel sequences and is therefore applicable universally to humans, animals, plants, and pathogens. In comparison, hybridization-based methods are primarily limited to known genes and do not readily discriminate between the many genes that share closely related DNA sequences.

PathCalling Systems: Protein and Pathway Analysis Services and Database

Once genes involved in a disease have been identified using our SeqCalling and GeneCalling technologies, it is important to be able to determine how the proteins that these genes encode interact in the complex biological pathways involved in the disease. A particular disease-related protein might not always be the best candidate for treatment or as a target for drug development. However, increased knowledge of the other proteins in the same pathway may lead to promising protein drugs or target candidates. Our PathCalling technologies were developed to provide a link between disease-related proteins and their biological pathways to aid in the identification and validation of appropriate targets following the discovery of a disease-related gene.

Our PathCalling system consists of patented, automated, high-throughput biological operations that simultaneously test for interactions between pairs of proteins. Our PathCalling system then assembles discovered protein-protein interactions into connected biological pathways, including pathways discovered previously by us or previously described in the scientific literature. Our objective is to continue to build our PathCalling database to contain protein-protein interactions that constitute the pathways that are relevant to disease. Our PathCalling bioinformatics tools permit a three-dimensional graphical display of all pathways contained in the database involving any particular protein and allow these pathways to be queried for information in much the same way gene sequence databases are queried today. We believe that this will allow disease-related genes to be linked to specific biological pathways. We believe the linkage will provide crucial biological context for gene discoveries, which may lead to the identification of potential targets for therapeutic intervention.

We seek patent protection on the use of specific proteins or protein- protein interactions as drug targets based on information provided by PathCalling, as well as our other high-throughput assays and animal model systems, in addition to composition of matter claims based on the sequences of novel and non-obvious proteins and the genes encoding them.

SNPCalling

Our SNPCalling technology identifies and characterizes human genetic variations for use in developing safer and more effective therapeutics. Our SNPCalling technology identifies and characterizes human genetic variations, known as single nucleotide polymorphisms, which are derived from the coding and regulatory regions of expressed genes (cSNPs). Through our genotyping process, these cSNPs are associated with disease genes and validated with a human clinical population. The SNPCalling technology is based upon our GeneCalling and SeqCalling technologies, and is integrated into the GeneScape Internet-based operating portal. SNPCalling enables scientists to:

  rapidly identify novel human genetic variations in genes and provide a catalog of information useful for the development of pharmaceutical and diagnostic products;
  correlate human cSNPs with specific diseases, enabling the discovery and rational selection of novel drug targets and predictive markers;
  identify genetic variations associated with individual drug response phenotypes and produce data that is useful for optimizing clinical trial design;
  characterize haplotypes and cSNP distributions in diverse populations; and, generate pharmacogenetic data for the stratification of patient populations and enable the selection and triage of therapeutics and appropriate diagnostics.

Our GeneScape Bioinformatics Platform

We designed GeneScape to meet the needs of researchers for a single operating system, which integrates research requests, project management, database access and data analysis and visualization. GeneScape provides the user with a web-based standardized interface to our processes and databases, operating over the Internet on any computer platform that supports a standard web browser. GeneScape is modular and may be expanded to incorporate other processes. GeneScape currently consists of three components:

  discovery;
  study management; and,
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
  map position;
  functional role;
  interactions with proteins or small molecules; or,
  other custom criteria.

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
  identification of proteins participating in biological pathways; and, custom literature searches.

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

GeneScape Portal

The GeneScape Portal is our Internet portal that makes available a subset of our bioinformatics analysis tools (known as CuraTools) and non-proprietary gene sequence and expression data to non-collaborators, primarily the academic research community. We believe the GeneScape Portal enhances our standing among this influential group, aiding our employee recruitment effort and generating referrals for future collaborations. The GeneScape Portal also serves as a vehicle to aggregate all the public information on the Human Genome Project with our internal efforts. In addition, we will use the GeneScape Portal to release selected additional information on genes, sequence variations, and biological pathways to current and future users.

Technology Subsidiary

In June 2000, we announced the formation of 454 Corporation ("454"), a majority-owned subsidiary established to develop novel technologies for rapidly and comprehensively analyzing entire genomes. The technologies being developed at 454 are expected to have broad applications in drug discovery, preclinical drug development, and the field of pharmacogenetics. This subsidiary was funded primarily through a private placement totaling $32,500,000 from investors including Soros Fund Management, L.L.C., Cooper Hill Partners, L.L.C, and members of our senior management team.

Research Collaborations

As part of our business strategy, we establish research collaborations with pharmaceutical, biotechnology, agricultural, animal health and other life science companies. Our collaborations generally provide revenues in the form of fees for work performed by our employees in the generation of gene sequences, gene expression, biological pathway, and/or genotyping data from samples provided by a collaborator. The collaborator has the ability to control how resources are allocated to generate SeqCalling, GeneCalling, PathCalling, and SNPCalling databases. Collaborators typically have the right to license, for an up-front fee, discoveries arising from a collaboration, including rights to novel genes, novel uses of previously identified genes, protein drugs, antibody targets, small molecule drug targets, as well as markers for prioritizing drugs and markers for selecting patient populations. Collaborations typically include possible milestone payments to us based on objectives achieved and potential royalty payments to us on sales of products developed using discoveries made through the use of our technology. Either party can terminate the agreement at any time the collaboration permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing collaborations or establish any additional research collaborations, licensing or subscription agreements. For instance, Biogen and DuPont/Pioneer Hi-Bred, which together accounted for approximately 26% of our revenue in 2000, have opted not to renew the research portions of their collaborations with us, although DuPont/Pioneer has opted to remain a client of ours by taking a license to our GeneScape bioinformatics system. If any of our remaining collaborators were to breach, terminate or not renew their agreements with us or otherwise fail to conduct collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated.

We also seek to enter into strategic alliances that provide us access to complementary technologies to accelerate our own internal discovery and development projects, and to co-develop and co-commercialize certain products. To date, we have entered into significant strategic alliances with Abgenix, Bayer, and Gemini, in addition to numerous smaller agreements to facilitate these efforts.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize genomics-based antibody drugs using Abgenix' XenoMouseTM technology. This five-year alliance was established initially to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. We will reciprocate milestone and royalty payments with Abgenix for products resulting from this drug development alliance. In addition, under the agreement, Abgenix purchased 837,990 shares of our common stock at a price of $17.90 per share for $15,000,021 through a private placement.

In November 2000, we expanded our alliance with Abgenix to develop and commercialize up to 250 fully human antibody drug candidates across all disease areas. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of our common stock at a price of approximately $34.69 per share for $50,000,000 in a private placement. The shares issued to Abgenix are restricted securities under the Securities Act. In addition, all the shares issued to Abgenix, including shares previously purchased by Abgenix, are subject to a one-year lock-up restriction ending on November 27, 2001. After November 27, 2001, Abgenix has demand and piggyback registration rights on the shares.

Bayer

In January 2001, we signed two comprehensive drug discovery, evaluation, development, and co-commercialization agreements with Bayer. As part of these agreements, Bayer purchased 3,112,482 shares of our common stock at a price of approximately $27.31 per share (which purchase price reflected the average closing price during the 20-day trading period preceding the date of the stock purchase agreement) in a private placement totaling $85,000,000.

The first agreement is a comprehensive collaboration to discover, develop, and jointly commercialize small molecule drugs to treat obesity and adult onset diabetes. We are to provide 80 drug targets over the first five years of the collaboration, as well as grant access to our comprehensive suite of functional genomic technologies, bioinformatics and pharmacogenomic expertise to select, prioritize and ensure that the resulting drugs are administered to the appropriate patients. Bayer will utilize its high-throughput screening, combinatorial chemistry, medicinal chemistry, pharmacology, and development expertise to develop small molecule compounds against the targets supplied by us. We will share expenses with Bayer related to later stage preclinical and clinical compound development, and both companies have committed to bringing twelve candidates in obesity and diabetes to clinical development. Both parties will jointly fund the relevant research, development and commercialization activities up to $1,340,000,000 over a 15-year period. The research and development costs will be split 56% to 44% between both Bayer and us, respectively. Ultimately, we will jointly commercialize drugs resulting from this alliance with Bayer, and then share profits according to our respective contributions. Under the termination provisions outlined in the agreement, either party can terminate upon breach of contract or if there is a change in corporate control, upon providing 30 days written notice to the other party.

The second agreement is a broad, five-year pharmacogenomic and toxicogenomic collaboration that is expected to provide us with $39,000,000 in revenues over the term of the agreement. We will apply our functional genomic technologies and pharmacogenomics expertise to evaluate Bayer's developmental and preclinical pipeline of pharmaceutical compounds across all disease areas. Through the efforts of this collaboration, we and Bayer expect to reduce drug development costs, reduce the time to market, and create safer and more efficacious drugs. In addition, we and Bayer intend to compile a database of gene-based markers and information that will enable scientists to predict potential drug toxicities, understand how particular drugs work, and identify new disease indications. Both parties have exclusive rights to use the established database, however we have the right to market this database and pay Bayer royalties on the resulting revenues. During the later stages of this collaboration, Bayer has an option to negotiate a technology transfer agreement. Under the termination provisions outlined in the agreement, either party can terminate at any time upon mutually agreeing to do so, or after 30 days written notice of breach of contract.

Biogen

In October 1997, we entered into a research collaboration with Biogen to discover novel genes and therapeutics across a range of Biogen-specified disease programs. This early collaboration provided Biogen with access to our proprietary genomics technologies, including the GeneScape bioinformatics software platform in order to generate GeneCalling and PathCalling databases from Biogen-specified disease systems. Biogen had an option to acquire exclusive licenses to certain discoveries arising from the collaboration. In October 2000, we concluded the research portion of our agreement with Biogen and licensed to them five novel drug targets. All rights to the information generated throughout this collaboration reverted back to us upon concluding this collaboration, and we are eligible to receive royalty payments if any products emerge from work conducted during this collaboration.

COR

In May 1999, we signed a product discovery and pharmacogenomics agreement with COR. Under the terms of this agreement, we apply our functional genomics technologies, related services, and pharmacogenomics expertise to identify new drug targets and develop novel cardiovascular drugs. This collaboration was for an initial term of 18 months, ending in November 2000, with an option to extend the collaboration for three additional twelve month terms. In December 2000, both parties extended their agreement until negotiations for continuation or conclusion are completed. In March 2000, we expanded our collaboration with COR to apply our PathCalling proteomics technology and bioinformatics systems to create an annotated database of protein-protein interactions derived from cardiovascular endothelial cells, in order to discover additional novel drug targets, as well as to offer functional information and validation of previously discovered targets. We receive research funding, and may receive milestone and royalty payments for products developed by COR as a result of this collaboration. COR intends to utilize this database to advance the discovery and development of novel pharmaceutical products designed for the treatment and prevention of severe cardiovascular diseases.

Dupont/Pioneer Hi-Bred

In June 1997, we entered into a collaborative research and license agreement with DuPont/Pioneer Hi-Bred whereby we agreed to perform research funded by DuPont/Pioneer Hi-Bred for the selection, identification and development of improved crops. In November 2000, we concluded the research portion of our agreement with DuPont/Pioneer Hi-Bred, with all work in progress to be completed by May 2001. Upon conclusion, DuPont/Pioneer Hi-Bred signed a three year agreement with us to gain access to our GeneScape bioinformatics system. After one year, DuPont/Pioneer Hi-Bred can terminate this agreement upon 30 days written notice. We will now receive access subscription payments, and can potentially receive royalty payments based upon products emerging from collaborative research conducted during this collaboration.

Gemini

In April 2000, we entered into a comprehensive, renewable two-year collaboration with Gemini to link human genetic variations (cSNPs) and clinical information to identify and validate novel drug targets for use in the discovery and development of pharmaceutical and diagnostic products. The parties intend to associate thousands of our human genetic variants with disease traits derived from Gemini's database of clinical populations, in order to validate genes and genetic variants that contribute to the onset of complex diseases such as obesity and diabetes, cancer, autoimmune diseases, and psychiatric disorders. We intend to apply this information to advance the development of drugs and to discover diagnostics for use in selecting and prescribing the most appropriate drugs to treat human diseases.

In October 2000, we entered into a new drug target discovery collaboration with Gemini, which includes the application of our PathCalling proteomic technology to identify potential therapeutic intervention points by identifying important disease-related pathways and examining interactions between proteins within those biochemical pathways. The parties will jointly own intellectual property arising from this collaboration and it is anticipated that this collaborative research will enable Gemini and us to identify key targets for drug discovery and understand the biological context of disease-associated genes. This collaboration builds upon the prior collaborative research agreement established in April 2000. Under the termination provisions outlined in the agreement, either party can terminate the collaboration upon 60 days written notice of breach of contract.

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

In November 1997, we entered into a research collaboration with Genentech to discover novel genes and therapeutics across a range of Genentech-specified disease programs. Genentech has an option to acquire licenses to certain discoveries arising from the collaboration. In March 2000, Genentech extended their agreement for an additional two and one half years and paid us an undisclosed amount for discoveries through this date stemming from our collaboration. Under the termination provisions outlined in the agreement, either party can terminate after March 31, 2003 upon providing 60 days written notice.

Glaxo

In November 1998, we entered into a drug discovery collaboration with Glaxo to apply our integrated genomics technologies to the study and selection of Glaxo compounds for clinical development. This discovery and pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, we evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity. Under the terms of the agreement, we receive research funding and may receive additional milestone and royalty payments if any drugs emerge from this collaboration. Under the termination provisions outlined in the agreement, either party can terminate after completing the initial 18 months of the collaboration by providing 90 days written notice.

Monsanto

In December 2000, we entered into an early stage collaboration with Monsanto to apply our functional genomic technologies to discover key genes involved in the growth of crops with improved quality traits. Specifically, scientists will apply our integrated functional genomic technologies to measure gene expression in various strains of corn in order to identify select genes that naturally improve output traits and enhance the development of corn crops with higher nutritional value. Under the termination provisions outlined in the agreement, this collaboration can be either expanded or terminated upon completion of the initial projects.

Ono

In June 2000, we entered into an expandable, two-year pharmacogenomic collaboration with Ono to apply our platform of functional genomic technologies to gain a greater understanding of how drugs work, their potential side effects, and to determine how genetic variations influence an individual's specific response to a particular drug. Understanding how genes influence and affect drug efficacy and toxicity will potentially enhance Ono's ongoing effort to evaluate and select the safest and most efficacious drug candidates for further advancement into clinical trials. Under the termination provisions outlined in the agreement, either party can terminate the collaboration at any time by providing 60 days written notice.

Roche Pharma and Roche Vitamins

In March 1999, we signed a life sciences target discovery and pharmacogenomics collaboration retroactively effective as of January 1, 1999 with F. Hoffmann-La Roche Ltd., Roche Pharma and Roche Vitamins. This agreement outlines strategic partnerships with F. Hoffmann-La Roche Ltd. and its affiliates and is designed to discover new drug targets, evaluate existing product candidates and facilitate the development of drugs and diagnostic tests for the purposes of improving human and animal health. Under the terms of this agreement, we receive research funding and may receive additional milestone and royalty payments if any products emerge from this collaboration. The original agreement was for an initial term of two years and includes an option to extend for three additional one-year terms. Effective January 2001, Roche Pharma and Roche Vitamins extended their agreements with us for a period of one year and are currently negotiating with us for access to other services provided by us.

Curagen's Internal Programs

We also use our integrated genomics technologies on our own behalf to pursue a broad portfolio of research programs that encompass drug discovery, pharmacogenomics and drug development. Our objective is to systematically analyze the genetic basis of many common diseases as well as the mechanisms of action and adverse side effects of many commonly prescribed drugs. We are focusing our efforts on programs that address unmet medical needs and programs that we believe have the potential to yield products that can be commercialized in a relatively short time. In particular, we select human diseases and animal models of human diseases based on their potential to yield novel protein, antibody, and small molecule drugs for treating common diseases that lack effective treatments. These programs have also been established to aid in the rational development of new drugs and in the marketing of existing drugs.

We have also developed an innovative approach to discover genes associated with inherited diseases that we call positional expression cloning. We combine our proprietary analyses concerning gene expression with existing gene mapping techniques to identify candidate genes that both show altered expression and can be "mapped" to the chromosomal locations known to contain underlying disease genes. Our positional expression cloning approach is particularly effective in identifying and characterizing genes indicating susceptibility to and genes providing protection against many common complex diseases. In addition, we use systematic studies of existing drugs and our large-scale databases of sequences, sequence variation, gene expression profiles, and pathways to identify disease-related targets.

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

Drug Discovery Programs

Our internal programs apply our integrated functional genomic technologies to drug discovery and drug development. The discovery programs focus on human diseases that have the potential to yield protein therapeutics, monoclonal antibodies and small molecule targets and seek to uncover variations of genes that may predispose or protect individuals from susceptibility, onset or progression of disease. Pharmacogenomic studies are also used to find additional drug targets, to understand how current drugs work, and to prioritize the development of our own drugs. It is our intention to partner in the development and commercialization of small molecule therapeutics to treat these diseases.

Metabolic Diseases. Within the field of metabolic diseases, we are analyzing a variety of primary human disease tissues and genetic and cell-based models relating to specific metabolic diseases, including obesity, adult onset diabetes, and hypertension. We believe that our technologies are well suited to identifying the genes and pathways involved in these diseases, which are known to involve errors in signal transduction and the regulation of metabolic pathways. To date, we have used SeqCalling and GeneCalling to discover genes associated with these diseases and have used PathCalling to identify disease-related pathways and additional targets for drug discovery.

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

Autoimmune and Inflammatory Diseases. Although diseases of the immune system, such as systemic lupus erythematosus and rheumatoid arthritis, are among the most common and chronic, existing drugs for autoimmune diseases have exhibited limited efficacy and debilitating side effects. We are actively identifying and validating potential drug targets associated with these diseases and have filed for patent protection related to discoveries made thus far.

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

In addition to reducing the time and cost of developing drugs, we believe that the understanding generated by our technologies may strengthen Food and Drug Administration ("FDA") applications. For drugs already on the market, an understanding of the mechanism of action through pharmacogenomics can help identify appropriate patient populations and lead to an improved second generation of drugs.

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

In addition to understanding the genes that respond to drug treatment we are linking these genes to our database containing hundreds of thousands of cSNPs. The discovery of cSNPs predicting efficacy or toxicity may be of tremendous value in personalizing medicine at the genetic level by:

  expediting compounds through clinical trials;
  reducing toxicity by segmenting patient populations; and,
  giving the right drug to the right patient.

To date, we have identified thousands of cSNPs in potential drug targets and drug response genes.

Drug Development Programs

The goal of our drug development programs is to advance promising therapeutic candidates into the clinic. We are focusing on two broad classes of therapeutics:

  secreted proteins; and,
  fully human monoclonal antibodies raised against membrane-bound or secreted proteins.

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

Competition

We face, and will continue to face, intense competition from one or more of the following entities:

  pharmaceutical companies;
  biotechnology companies;
  diagnostic companies;
  academic and research institutions; and,
  government agencies.

We are also subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics generally is highly competitive. Our competitors in the genomics area include:

  Human Genome Sciences, Inc.;
  Millennium Pharmaceuticals, Inc.;
  major pharmaceutical companies; and,
  universities and other research institutions (including those receiving funding from the federally funded Human Genome Project).

A number of our competitors are attempting to rapidly identify and patent genes and gene fragments sequenced at random, typically without specific knowledge of the function of such genes or gene fragments. If our competitors discover or characterize important genes or gene fragments before we do, it could adversely affect any of our related disease research programs. We expect that competition in genomics research will intensify as technical advances are made and become more widely known. The competition listed above was selected based upon identifying those companies that we feel have business models that are similar to ours.

Intellectual Property

Our business and competitive position depend on our ability to protect our genomics technologies, gene sequences, products, information systems and proprietary databases, software and other methods and technology. We have filed patent applications for our proprietary methods and devices for sequencing, gene expression analysis, for discovery of biological pathways and for drug screening and development. As of the date of this report, we have approximately 450 patent applications pending covering our technology, discoveries and products with the USPTO, and have filed numerous corresponding international and foreign patent applications. As of the date of this report, we have been issued 15 patents with respect to aspects of our technologies, discoveries and products.

On January 5, 2001, the USPTO issued new guidelines for patent applications reflecting the USPTO's current policy regarding statutory written description and utility requirements for patentability. The implementation of these new guidelines may cause the USPTO to reject some of our pending new gene/protein patent applications. Although we believe that we will overcome such rejections to any of our commercially important new gene/protein cases, there is no guarantee that the USPTO will approve them. The new guidelines are not expected to impact pending cases directed to technology platforms.

Government Regulation

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound's safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including:

  the size of the patient population;
  the proximity of patients to clinical sites;
  the eligibility criteria for the study; and
  the existence of competitive clinical trials.

We have not submitted an investigational new drug application for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. We, or any of our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure by us, or our collaborators, to obtain required governmental approvals will delay or preclude our collaborators from marketing drugs or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

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

GeneScape(R), GeneCalling(R), Niagara(R), QEA(R), OGI(R), SeqCalling(TM), PathCalling(R), HitCalling(TM), SNPCalling(TM), GeneTools(TM), Niagara(TM), MicroNiagara(TM), NanoNiagara(TM), CuraGen(TM), CuraMode(R), CuraTools(R), CuraMap(TM), CuraSelect(TM), CuraTox(R) and GeneScape Portal(R) and other trademarks of CuraGen Corporation mentioned in this report are the property of CuraGen Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

Employees

As of December 31, 2000, we had 358 full and part-time employees, 117 of whom hold Ph.D., M.D. or J.D. degrees. The employee group includes engineers, physicians, molecular biologists, chemists, lawyers and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

ITEM 2. PROPERTIES

We maintain our principal administrative offices along with research facilities in both Branford and New Haven, Connecticut. We lease a total of approximately 86,000 square feet at both locations. The leases are generally for terms of two to five years, and provide renewal options for terms of up to one year. We believe that our facilities are adequate for our current operations or that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our voting common stock is traded on the Nasdaq National Market under the symbol ""CRGN"". There is no established public trading market for our nonvoting common stock. We effected a two-for-one stock split in March 2000, and accordingly, the prices below are shown on a post-split basis. The following table sets forth, for the periods indicated, the low and high closing prices per share for our voting common stock, as reported by the Nasdaq National Market:

	1999

	Low	High

Quarter Ended March 31, 1999	$3.0000	$3.6250
Quarter Ended June 30, 1999	2.5315	4.0000
Quarter Ended September 30, 1999	3.3750	9.2500
Quarter Ended December 31, 1999	6.9375	34.8750
	2000

	Low	High

Quarter Ended March 31, 2000	$31.3125	$118.2500
Quarter Ended June 30, 2000	23.3750	46.3125
Quarter Ended September 30, 2000	32.3906	53.2812
Quarter Ended December 31, 2000	26.8125	64.8750

Stockholders

As of February 28, 2001, there were approximately 172 shareholders of record of our voting common stock and, according to our estimates, 13,657 beneficial owners of our voting common stock. All of our nonvoting common stock is held by Genentech.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Stock Split

On March 2, 2000, we announced a two-for-one split on both our voting common stock and our nonvoting common stock, each payable to our stockholders in the form of a stock dividend. On March 30, 2000, our stockholders of record received one additional share of our voting common stock for every share of voting common stock and one additional share of nonvoting common stock for every share of nonvoting common stock each stockholder owned at the close of business on March 15, 2000. All share and per share data have been adjusted retroactively to reflect the split.

Private Placement

On November 27, 2000, we sold an aggregate of 1,441,442 shares of our common stock, in a private placement, to Abgenix for an aggregate purchase price of $50,000,000. We sold these shares at the same time we expanded our collaboration agreement with Abgenix. No underwriters were involved in this offering and sale of these shares. We offered and sold these shares in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) of the Securities Act. The offer and sale was made only to ""accredited investors"" as that term is defined in Regulation D under the Securities Act and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. The shares issued to Abgenix are restricted securities under the Securities Act. In addition, all the shares issued to Abgenix, including shares previously purchased by Abgenix, are subject to a one-year lock-up restriction ending on November 27, 2001. After November 27, 2001, Abgenix has demand and piggyback registration rights on the shares.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the three years in the period ended December 31, 2000 are derived from our consolidated balance sheets as of December 31, 1999 and 2000 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the three years ended December 31, 1998, 1999 and 2000 and notes thereto as audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this report. The selected financial data as of December 31, 1996, 1997 and 1998 and for the two years in the period ended December 31, 1997 have been derived from our related financial statements, and are not included in this report. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements.

	Year Ended December 31,

	2000	1999	1998	1997	1996(1)

Consolidated Statement of Operations Data:
Total revenue	$20,838,213	$15,103,517	$9,257,025	$5,896,543	$4,422,947
Net loss attributable to common stockholders	(26,978,387)	(25,762,760)	(18,936,920)	(7,290,434)	(606,241)
Net loss per share attributable to common
stockholders	(0.70)	(0.89)	(0.78)	(0.46)	(0.06)
Weighted average number of common shares
outstanding attributable to common
stockholders	38,747,819	28,801,984	24,402,012	15,776,766	10,194,146
	December 31,

	2000	1999	1998	1997	1996

Consolidated Balance Sheet Data:
Cash and cash equivalents	$476,298,314	$76,374,571	$43,293,995	$17,417,161	$3,298,642
Working capital	462,542,783	67,890,543	33,065,608	14,738,672	2,474,038
Total assets	499,162,833	93,894,276	60,804,501	26,519,029	5,653,391
Total long–term liabilities	154,907,154	8,409,994	6,983,927	4,375,125	1,908,915
Accumulated deficit	(81,680,655)	(54,702,268)	(28,939,508)	(10,511,023)	(3,289,013)
Stockholders' equity	311,608,855	74,998,629	42,475,193	13,682,175	2,117,801
Cash dividends declared
per common share	None	None	None	None	None

(1) During the year ended December 31, 1996, we completed our development stage activities with the signing of our first collaborative research agreement and commenced our planned principal operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a genomics based biopharmaceutical company. We apply proprietary technologies to discover genes and proteins, and to determine how these genes and proteins function in healthy and diseased states. We use this information to develop products on our own behalf, and in collaboration with other companies, in order to improve human health, animal health, and the vitality of agriculture. We have established internal drug discovery and development programs that are focused upon developing products to treat humans afflicted by diseases such as obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders. We are developing protein drugs on our own behalf; have established a collaboration with Abgenix, Inc. ("Abgenix") to develop antibody drugs across all diseases areas; and have established a collaboration with Bayer AG ("Bayer") to develop small molecule drugs to treat obesity and diabetes. We are currently investigating additional collaborations to develop small molecule drugs across other disease areas.

We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we expand our drug discovery and development operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

We anticipate that collaborations will continue to be an important element of our future revenues. We do not expect that government grant revenues, which were a significant source of our revenues through 1998, to be significant in the coming years. Therefore, the loss of revenues from existing collaborations would materially adversely affect our business, financial condition and results of operations. Our ability to grow revenues and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and the ability of our collaborative partners to successfully commercialize products incorporating, or based upon, our technologies and drug discovery and development programs. We cannot guarantee that we will be able to maintain or expand existing collaborations, or enter into future collaborations to apply our integrated genomic technologies on terms satisfactory to us, if at all, and, if entered into, we cannot guarantee that any such collaborative arrangements will be successful. We have also established a majority owned subsidiary, 454 Corporation ("454"), to develop novel technologies for use in drug discovery and development. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

Our failure to successfully develop and market additional products over the next several years, or to realize existing product revenues, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies are not expected for several years, if at all.

The 1998 and 1999 consolidated financial statements have been reclassified to conform to the classification used in 2000.

Results of Operations

Years Ended December 31, 2000 and 1999

Revenue. Collaboration revenue for the year ended December 31, 2000 was $20,838,213, an increase of $6,371,676, or 44%, as compared to $14,466,537 for the corresponding period in 1999. The increase for the twelve months ended December 31, 2000 was largely due to revenue recorded under our collaborative arrangements with Abgenix, COR Therapeutics, Inc. ("COR"), Genentech, Inc. ("Genentech") and GlaxoSmithKline, Inc. ("Glaxo"). The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. Further revenue growth will be dependent upon our ability to add additional collaborations, expand current collaborations and garner revenues from products currently under development by our collaborators.

Grant revenue for the twelve months ended December 31, 2000 decreased 100% compared to the same period in 1999, due to the completion of our last two federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant revenue in future periods, unless additional grant awards are received.

Operating Expenses. Collaborative research and development expenses for the year ended December 31, 2000 were $40,950,894 compared to $29,517,900 for the same period in 1999. The increase of $11,432,994, or 39%, was primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired, research and development facilities are expanded to accommodate our internal research and collaborations and as the operations of 454 are expanded, offset by a decrease in research and development expenses due to the completion of the research portion of various collaborative agreements.

Grant research expenses for the twelve months ended December 31, 2000 were $0 and represented a 100% decrease compared to $417,386 for the twelve months ended December 31, 1999. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999. As a result of the completion of such federal grants, we foresee no additional grant research expenses in future periods, unless additional grant awards are received.

During the fourth quarter of 1999, we undertook an upgrade of scientific technologies and related lab equipment and signed an agreement with Comdisco, Inc. ("Comdisco") for the acquisition of certain lab equipment with a fair market value of approximately $2,400,000. As a part of this transaction, we also purchased other lab equipment recorded as a capital lease for approximately $3,600,000 from Transamerica Business Credit Corporation ("TBCC"). The Comdisco agreement calls for the exchange of the TBCC equipment for the Comdisco equipment. As a result of the exchange of the TBCC equipment for the Comdisco equipment, we recognized an asset impairment expense of approximately $2,700,000 in the fourth quarter of 1999.

General and administrative expenses for the year ended December 31, 2000 increased $4,882,613, or 52%, to $14,243,986 as compared to $9,361,373 for the same period in 1999. The increases were primarily attributable to higher recruiting, personnel, payroll and marketing costs, upgrades to our administration facilities and related increased rent expense, as well as legal expenses in support of the development of our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will be similar to percentage increases in collaborative research and development expenses.

Interest Income, Net. Net interest income for the year ended December 31, 2000 of $5,650,290 increased $4,562,890, or 420%, compared to $1,087,400 for 1999. The increases were primarily due to higher cash and cash equivalent balances as a result of funds we received from the completion of our convertible subordinated debt offering in February 2000, the inclusion of cash raised in conjunction with the formation of our newly formed subsidiary 454 in June 2000 and from the proceeds of our public offering in November 2000, offset by the accrued interest expense associated with the completion of our convertible subordinated debt offering. Aside from the additional gross interest income which we expect to receive on the combined net proceeds from our private placements with Abgenix in late 2000 and with Bayer during the first quarter of 2001, we anticipate that net interest income will begin to decrease as cash and cash equivalent balances are utilized in the normal course of operations. Gross interest expense for the year ended December 31, 2000 of $10,066,308 increased $8,874,417, or 745%, compared to $1,191,891 for 1999. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We would expect gross interest expense to remain relatively constant for 2001.

Income Taxes. For the year ended December 31, 2000, we have recorded a Connecticut research and development income tax benefit of $1,400,000. We recorded this income tax benefit as a result of recent Connecticut legislation which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of their research and development credit. During the year 2001, we anticipate that the income tax benefit will continue to increase, as we incur additional qualifying collaborative research and development costs.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2000, we reported a net loss attributable to common stockholders of $26,978,387, or ($0.70) per share, as compared to a net loss attributable to common stockholders of $25,762,760, or ($0.89) per share in 1999. Since inception, we have incurred operating losses, and as of December 31, 2000 had an accumulated deficit of $81,680,655. We have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain.

Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Minority Interest. Minority interest of $327,990 is recorded for the portion of 454's losses attributable to stockholders of 454 other than us. As the expected future level of 454's losses increases, we anticipate recording additional minority interest based upon our ownership percentage.

Years Ended December 31, 1999 and 1998

Revenue. Our revenue for the year ended December 31, 1999 was $15,103,517, representing an increase of $5,846,492, or 63%, compared to our revenue of $9,257,025 in 1998. This increase was largely due to an increase in collaboration revenue recorded under our arrangements with Glaxo, Hoffmann-La Roche Inc., Roche Vitamins, Inc., and COR. The increase was offset by a decrease in grant revenue due to the completion of all of our federal grants during the 1999 calendar year.

Operating Expenses. Grant research expenses for the year ended December 31, 1999 were $417,386, representing a decrease of $1,667,815, or 80%, compared to $2,085,201 in 1998. The decrease in grant research expenses was attributable to the completion of our federal grants during the first and second quarters of 1999.

Collaborative research and development expenses for the year ended December 31, 1999 were $29,517,900, representing an increase of $8,506,061, or 40%, compared to $21,011,839 for the year ended December 31, 1998. The increase in such expenses was primarily attributable to our obligations to fulfill research requirements under new and existing collaborations, in addition to internal research efforts, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs.

General and administrative expenses for the year ended December 31, 1999 increased $3,340,313, or 55%, to $9,361,373 as compared to $6,021,060 for the year ended December 31, 1998. The net increase was primarily attributable to the reclassification of overhead expenses.

Interest Income, Net. Net interest income for the year ended December 31, 1999 of $1,087,400 decreased $345,190, or 24%, compared to $1,432,590 for 1998. The decrease was primarily due to the lower balances held in our cash and cash equivalent accounts, and the additional interest expense we paid on capital lease obligations. Gross interest expense for the year ended December 31, 1999 of $1,191,891 represented an increase of $197,087, or 20%, compared to $994,804 for 1998. This increase in gross interest expense was primarily attributable to additional capital lease obligations for equipment entered into during the twelve months ended December 31, 1999, which enabled us to support our research and development activities.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 1999, we reported a net loss attributable to common stockholders of $25,762,760, or ($0.89) per share, as compared to, a net loss attributable to common stockholders of $18,936,920, or ($0.78) per share, in 1998.

Liquidity and Capital Resources

As of December 31, 2000, we had $476,298,314 in cash and cash equivalents, compared to $76,374,571 as of December 31, 1999. This increase was primarily a result of our receipt of the following net proceeds: $145,558,000 from our issuance of convertible subordinated debt in February 2000, $186,960,000 from our public offering of common stock in November 2000 and $50,000,000 from our private placement with Abgenix in November 2000. Also contributing to this increase were proceeds from stock option and warrant exercises, interest income and the inclusion of cash raised in conjunction with the formation of 454 in June 2000. Our increase in cash and cash equivalents was partially offset by operating losses in support of our research and development activities and interest paid to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research and development arrangements, private placements of equity securities, government grants, and capital leases. As of December 31, 2000, we had recognized $57,378,859 of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At December 31, 2000, our gross investment in equipment, computers and leasehold improvements since inception was $25,661,662. At December 31, 2000, equipment with a gross book value of

$11,371,106 secures our equipment financing facility. We anticipate that we will use net proceeds of up to $6,000,000 from our available lease line for capital expenditures over the next several years, primarily for the purchase of additional equipment and improvements at our laboratories. We had approximately $350,000 in material commitments for capital expenditures at December 31, 2000.

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

Net cash used in operating activities was $15,398,347 for the year ended December 31, 2000, compared to $19,470,656 for the year ended December 31, 1999. Net cash outflows for operating activities for the year ended December 31, 2000 included payments of licensing fees, decreases in accounts receivable and deferred revenue, and increases in income taxes receivable, accounts payable, accrued expenses and interest payable. Cash used in investing activities during the year ended December 31, 2000 primarily included acquisitions of property and equipment. Cash outflows for financing activities during the year ended December 31, 2000 primarily included payments of financing and stock issuance costs and payments on capital lease obligations, while cash inflows consisted of proceeds from our convertible subordinated debt offering, the issuance of common stock, preferred stock and warrants, and exercises of stock options and warrants.

In June 2000, we launched 454, a 60% owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. We sold to Soros Fund Management, L.L.C. and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of our common stock at $32.375 per share for an aggregate purchase price of $12,500,000. Simultaneously, 454 sold 4,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of our senior management team and related parties for an aggregate purchase price of $20,000,000.

In order to complete the funding of 454 and in exchange for 6,000,000 shares of Series A Preferred Stock, we contributed $20,000,000 in cash and certain technologies to 454 for conducting genomic analyses. As a result of our contribution of technology to 454, we recognized a gain of $3,928,869 recorded in additional paid-in capital.

As of December 31, 2000, we and 454 had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $139,000,000 and $131,000,000, and $840,000 and $840,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We and 454 also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $4,600,000 and $3,400,000, and $35,000, and $0, respectively at December 31, 2000. For income tax purposes, we will not file consolidated income tax returns with our subsidiary.

As of December 31, 2000, minority interest was $15,405,327. Minority interest is related to the recent establishment of 454, a majority-owned subsidiary, and reflects the initial minority shareholders' capitalization and above mentioned gain recognition, less the minority shareholders' portion of various expenses incurred to date.

Recently Enacted Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activitites", is effective for fiscal years beginning after June 15, 2000. Historically we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to affect our consolidated financial statements.

In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 became effective for us in 2000. The adoption of SAB 101 did not have any effect on our consolidated financial statements

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) our plans to build additional technologies, to enhance our GeneScape platform, and to systematically analyze the genetic basis of many common diseases and the actions and side effects of many commonly prescribed drugs, (ii) the expected transformation of the pharmaceutical industry and our opportunities with respect thereto, (iii) the likely success of our technologies, (iv) the expected benefits of the linkage to be provided by our PathCalling systems, (v) the expected benefits, effects, efficiency and performance of our services and products, (vi) our ability (a) to overcome the limitations of competing technologies, processes and databases by condensing key steps in gene-based discovery and development, (b) to develop, through our products and services, the next generation of therapeutic products for important complex diseases, (c) to advance promising therapeutics into the clinic and to leverage the entire human genome in order to accomplish that goal, and (d) to develop, in a timely fashion, a broad portfolio of research programs that encompass drug discovery, drug development and pharmacogenomics, (e) our ability to identify inappropriate candidates earlier, reduce research costs, and advance only the most promising compounds into clinical trials, (f) our ability to diagnose patients, identify patients as non-responders to certain drugs and reducing the side effects or limiting adverse reactions patients may have to certain drugs, prior to their enrollment into clinical trials, (vii) the capacity of our products to predict the efficacy and safety of drugs already on the market and in development pipelines, (viii) the suitability of Company-discovered genes and proteins involved in diabetes, hypertension and obesity as targets for small molecule drug development, (ix) our potential to receive future milestone and royalty payments from our partners, (x) our ability to enter into additional strategic alliances and collaborations, including with COR and Roche Pharma, and (xi) the expected future levels of losses, operating expenses and material commitments, (xii) our ability, through our collaboration with Abgenix, to create and evaluate 250 antibodies as potential therapeutics, (xiii) the capacity of our technologies and services to provide a global understanding of genes and proteins, and their role in disease as potential drug targets, (xiv) our ability to identify small molecule targets that are ideal for the development of novel pharmaceuticals and hundreds of proteins that appear to have potential as therapeutics, (xv) our ability to develop promising research programs, novel proprietary therapeutics and novel drug candidates that will have a significant impact upon the practice of medicine and ensure our future success, (xvi) the likely success of overcoming USPTO rejections to our pending patent applications, including our commercially important new gene/protein patent applications, (xvii) the ability of our subsidiary, 454, to create novel technologies in a timely fashion. Such statements are based on our management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights, our ability to develop a drug pipeline, reliance upon patient enrollment, our ability to obtain regulatory approval for our products, reliance upon technological advantages, incurring significant product liability expenses, available resources to bring pharmaceutical products to market, ability to retain our current licensed technologies and acquire new ones. For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have reviewed the provisions of Regulation S-K Item 305. At December 31, 2000, we did not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations that would require disclosure of the kind required by that item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURAGEN CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	1999	2000

ASSETS
Current assets:
Cash and cash equivalents	$76,374,571	$476,298,314
Grants receivable	25,019	––
Accounts receivable	767,606	––
Income taxes receivable	––	1,400,000
Other current assets	73,752	670,938
Prepaid expenses	1,135,248	1,415,028

Total current assets	78,376,196	479,784,280
Property and equipment, net	15,077,370	14,187,873
Notes receivable – related parties	96,500	328,356
Other assets	246,049	315,621
Intangible assets, net	98,161	4,546,703

Total assets	$93,894,276	$499,162,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,843,675	$3,586,930
Accrued expenses	1,849,227	3,132,176
Interest payable, short–term	––	3,750,000
Deferred revenue	3,982,632	3,851,742
Deferred rent	77,726	59,384
Current portion of obligations under capital leases	2,732,393	2,861,265

Total current liabilities	10,485,653	17,241,497

Long–term liabilities:
Deferred rent, net of current portion	110,152	59,384
Interest payable	21,000	––
Convertible subordinated debt	––	150,000,000
Obligations under capital leases, net of current portion	8,278,842	4,847,770

Total long–term liabilities	8,409,994	154,907,154

Commitments and contingencies
Minority interest in subsidiary	––	15,405,327
Stockholders' equity:
Common Stock – Voting; $.01 par value, issued and outstanding 32,843,076 shares at
December 31, 1999, and 44,050,017 shares at December 31, 2000	328,430	440,500
Common Stock – Non–Voting; $.01 par value, issued and outstanding 1,955,272 shares at
December 31, 1999, and 1,270,272 shares at December 31, 2000	19,552	12,702
Additional paid–in capital	129,667,959	392,866,689
Accumulated deficit	(54,702,268)	(81,680,655)
Unamortized stock–based compensation	(315,044)	(30,381)

Total stockholders' equity	74,998,629	311,608,855

Total liabilities and stockholders' equity	$93,894,276	$499,162,833

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	1998	1999	2000

Revenue:
Grant revenue	$3,182,025	$636,980	$––
Collaboration revenue	6,075,000	14,466,537	20,838,213

Total revenue	9,257,025	15,103,517	20,838,213

Operating expenses:
Grant research	2,085,201	417,386	––
Collaborative research and development	21,011,839	29,517,900	40,950,894
Asset impairment expense	––	2,657,018	––
General and administrative	6,021,060	9,361,373	14,243,986

Total operating expenses	29,118,100	41,953,677	55,194,880

Loss from operations	(19,861,075)	(26,850,160)	(34,356,667)
Interest income, net	1,432,590	1,087,400	5,650,290

Net loss before income tax benefit and minority interest	(18,428,485)	(25,762,760)	(28,706,377)
Income tax benefit	––	––	1,400,000
Minority interest	––	––	327,990

Net loss before preferred dividends	(18,428,485)	(25,762,760)	(26,978,387)
Preferred dividends	(508,435)	––	––

Net loss attributable to common stockholders	$(18,936,920)	$(25,762,760)	$(26,978,387)

Basic and diluted net loss per share attributable to common stockholders	$(0.78)	$(0.89)	$(0.70)

Weighted average number of shares used in computing basic and diluted
net loss per share attributable to common stockholders	24,402,012	28,801,984	38,747,819

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year Ended December 31, 1998, 1999 and 2000

		Voting Common		Non–Voting Common
	Number of	Stock ($.01 par	Number of	Stock ($.01	Number of
	Shares	value)	Shares	par value)	Shares

January 1, 1998	17,160,224	$171,602	––	––	175,000
Issuance of Common Stock	8,463,040	84,630	––	––	––
Conversion of Redeemable Common Stock	583,750	5,838	––	––	––
Redemption of Preferred Stock – Series B	––	––	––	––	(175,000)
Stock issuance costs	––	––	––	––	––
Amortization of stock–based compensation	––	––	––	––	––
Amortization of warrants – capital lease obligations	––	––	––	––	––
Preferred dividends	––	––	––	––	––
Exercise of employee stock options	426,500	4,265	––	––	––
Issuance of options to non–employees	––	––	––	––	––
Net loss	––	––	––	––	––

December 31, 1998	26,633,514	266,335	––	––	––
Issuance of Common Stock	5,060,034	50,600	1,955,272	$19,552	––
Stock issuance costs	––	––	––	––	––
Amortization and write–off of stock–based compensation	––	––	––	––	––
Amortization of warrants – capital lease obligations	––	––	––	––	––
Exercise of employee stock options	184,838	1,848	––	––	––
Exercise of non–employee stock options	912,000	9,120	––	––	––
Issuance of options to non–employees	––	––	––	––	––
Stock–based 401(k) employer plan match	52,690	527	––	––	––
Other	––	––	––	––	––
Net loss	––	––	––	––	––

December 31, 1999	32,843,076	328,430	1,955,272	19,552	––
Issuance of Common Stock	6,241,442	62,414	––	––	––
Issuance of warrants		––	––	––	––
Stock issuance costs	––	––	––	––	––
Amortization and write–off of stock–based compensation	––	––	––	––	––
Amortization of warrants – capital lease obligations	––	––	––	––	––
Exercise of employee stock options	775,782	7,758	––	––	––
Exercise of non–employee stock options	356,224	3,562	––	––	––
Exercise of non–employee warrants	3,137,732	31,377	––	––	––
Issuance of options to non–employees	––	––	––	––	590,769
Stock–based 401(k) employer plan match	10,761	109	––	––	––
Conversion of non–voting common stock	685,000	6,850	(685,000)	(6,850)	––
Gain on sale of technology to subsidiary	––	––	––	––	––
Net loss	––	––	––	––	––

December 31, 2000	44,050,017	$440,500	1,270,272	$12,702	––

		Additional		Unamortized
		Paid–in	Accumulated	Stock–Based
	Preferred Stock	Capital	Deficit	Compensation	Total

January 1, 1998	$1,459,196	$23,775,864	$(10,511,023)	$(1,213,464)	$13,682,175
Issuance of Common Stock	––	48,577,850	––	––	48,662,480
Conversion of Redeemable Common Stock	––	3,934,474	––	––	3,940,312
Redemption of Preferred Stock – Series B	(1,750,000)	––	––	––	(1,750,000)
Stock issuance costs	––	(4,509,612)	––	––	(4,509,612)
Amortization of stock–based compensation	––	––	––	444,532	444,532
Amortization of warrants – capital lease obligations	––	(16,232)	––	––	(16,232)
Preferred dividends	290,804	(508,435)	––	––	(217,631)
Exercise of employee stock options	––	373,635	––	––	377,900
Issuance of options to non–employees	––	289,754	––	––	289,754
Net loss	––	––	(18,428,485)	––	(18,428,485)

December 31, 1998	––	71,917,298	(28,939,508)	(768,932)	42,475,193
Issuance of Common Stock	––	55,929,844	––	––	55,999,996
Stock issuance costs	––	(118,264)	––	––	(118,264)
Amortization and write–off of stock–based compensation	––	(192,729)	––	453,888	261,159
Amortization of warrants – capital lease obligations	––	(16,233)	––	––	(16,233)
Exercise of employee stock options	––	661,301	––	––	663,149
Exercise of non–employee stock options	––	992,190	––	––	1,001,310
Issuance of options to non–employees	––	103,655	––	––	103,655
Stock–based 401(k) employer plan match	––	306,458	––	––	306,985
Other	––	84,439	––	––	84,439
Net loss	––	––	(25,762,760)	––	(25,762,760)

December 31, 1999	––	129,667,959	(54,702,268)	(315,044)	74,998,629
Issuance of Common Stock	––	246,737,586	––	––	246,800,000
Issuance of warrants	––	12,500,000	––	––	12,500,000
Stock issuance costs	––	(10,949,749)	––	––	(10,949,749)
Amortization and write–off of stock–based compensation	––	(131,250)	––	284,663	153,413
Amortization of warrants – capital lease obligations	––	(16,232)	––	––	(16,232)
Exercise of employee stock options	––	2,672,201	––	––	2,679,959
Exercise of non–employee stock options	––	899,965	––	––	903,527
Exercise of non–employee warrants	––	6,432,965	––	––	6,464,342
Issuance of options to non–employees	––	590,769	––		590,769
Stock–based 401(k) employer plan match	––	533,606	––	––	533,715
Conversion of non–voting common stock	––	––	––	––	––
Gain on sale of technology to subsidiary	––	3,928,869	––	––	3,928,869
Net loss	––	––	(26,978,387)	––	(26,978,387)

December 31, 2000	––	$392,866,689	$(81,680,655)	$(30,381)	$311,608,855

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	1998	1999	2000

Cash flows from operating activities:
Net loss	$(18,428,485)	$(25,762,760)	$(26,978,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Asset impairment expense	––	2,657,018	––
Depreciation and amortization	2,668,142	5,552,612	6,090,715
Non-monetary compensation	894,286	364,814	744,182
Stock-based 401(k) employer plan match	––	306,985	533,715
Minority interest	––	––	(327,990)
Changes in assets and liabilities:
Grants receivable	(178,677)	575,225	25,019
Accounts receivable	156,350	(756,409)	767,606
Income tax receivable	––	––	(1,400,000)
Other current assets	12,733	(60,836)	(597,186)
Prepaid expenses	(347,723)	(641,812)	(279,780)
Other assets	(109,809)	126,990	(69,572)
Payment of intangible assets	(88,450)	(96,232)	(461,873)
Accounts payable	1,671,866	(934,324)	1,743,255
Accrued payroll-related party	(308,125)	––	––
Accrued expenses	301,498	202,464	1,282,949
Deferred revenue	4,500,000	(892,370)	(130,890)
Deferred rent	71,928	(112,021)	(69,110)
Interest payable	––	––	3,729,000

Net cash used in operating activities	(9,184,466)	(19,470,656)	(15,398,347)

Cash flows from investing activities:
Acquisitions of property and equipment	(11,560,246)	(8,625,520)	(4,273,413)
Loans to related parties	(153,500)	(3,798)	(231,856)
Proceeds from sale of fixed assets	814	1,001	165,274

Net cash used in investing activities	(11,712,932)	(8,628,317)	(4,339,995)

Cash flows from financing activities:
Payments on capital lease obligations	(1,872,001)	(3,020,177)	(3,318,430)
Proceeds from issuance of Common Stock	48,662,480	55,999,996	246,800,000
Proceeds from issuance of 454 Corporation Preferred Stock	––	––	20,000,000
Proceeds from issuance of warrants	––	––	12,500,000
Proceeds from sale-leaseback of equipment	4,999,845	6,653,535	––
Proceeds from issuance of convertible subordinated debt	––	––	150,000,000
Payments of stock issuance costs	(3,426,361)	(118,264)	(11,287,562)
Payments of financing costs	––	––	(5,079,641)
Proceeds from exercise of stock options	377,900	1,664,459	3,583,486
Proceeds from exercise of warrants	––	––	6,464,342
Redemption of Series B Preferred Stock	(1,967,631)	––	––

Net cash provided by financing activities	46,774,232	61,179,549	419,662,195

Net increase in cash and cash equivalents	25,876,834	33,080,576	399,923,853
Cash and cash equivalents, beginning of year	17,417,161	43,293,995	76,374,571

Cash and cash equivalents, end of year	$43,293,995	$76,374,571	$476,298,424

Supplemental cash flow information:
Interest paid	$988,533	$1,040,560	$5,652,179
Noncash financing transactions:
Obligations under capital leases	$5,051,378	$8,381,778	$––

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization--CuraGen Corporation (the "Company" or "CuraGen") is a genomics based biopharmaceutical company that researches, develops and uses technologies based on the discovery of genes and its understanding of their functions and relationships to accelerate the discovery and development of products to improve human and animal health and the vitality of agriculture, in collaboration with other companies and through its proprietary internal programs. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company's technology, grant preparation and obtaining financing. In June 2000, the Company formed 454 Corporation ("454"), a majority owned subsidiary.

The 1998 and 1999 consolidated financial statements have been reclassified to conform to the classification used in 2000.

Effective March 2, 2000, the Company declared a two-for-one split on its Voting Common Stock and Non-Voting Common Stock, each payable to stockholders in the form of a stock dividend. The stock dividend was distributed on March 30, 2000 to stockholders of record on March 15, 2000. All share and per share data have been adjusted retroactively to reflect the split.

Principles of Consolidation--The consolidated financial statements include CuraGen and 454, its majority owned subsidiary. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Impairment of Long-Lived Assets--The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets as determined by using estimated future undiscounted cash flows. A loss on impairment would be recognized by a charge to earnings.

Deferred Real Estate Costs--Deferred real estate costs were paid in 1997 in connection with the signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Intangible assets, net, are amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method. Accumulated amortization aggregated $20,984, $32,975 and $44,966, respectively, as of December 31, 1998, 1999 and 2000. Related amortization expense was $11,991, $11,989 and $11,991, respectively, for the years ended December 31, 1998, 1999 and 2000.

Licensing Fees--Licensing fees for various research and development purposes were paid during 1998, 1999 and 2000. These costs, which are included in Intangible assets, net, are amortized over the various lives of the licenses. Certain fully-amortized licensing fees were written-off during 2000. Accumulated amortization aggregated $30,288, $127,503 and $101,465, respectively, as of December 31, 1998, 1999 and 2000. Related amortization expense was $30,288, $97,215 and $429,061, respectively, for the years ended December 31, 1998, 1999 and 2000.

Financing Costs--Financing costs related to the convertible subordinated debt offering (see Note 8) were paid during 2000. Accumulated amortization aggregated $655,332 as of December 31, 2000. Related amortization expense was $655,332 for the year ended December 31, 2000.

Patent Application Costs--Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method. During 1998, 1999 and 2000, all patent application costs have been charged to operations.

Research and Development Costs--Research and development costs are charged to operations as incurred. Grant research expenses include all direct research and development costs incurred related to specific grant awards and programs. All remaining research and development costs are incurred for the development and maintenance of current and future research collaboration agreements and accordingly, have been classified as collaborative research and development expenses.

Stock-Based Compensation--In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board ("APB") No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees. For equity instruments awarded to non-employees, the Company records the transactions based upon the consideration received for such awards or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company recorded stock-based compensation expense attributable to non-employees totaling $289,754, $103,655 and $590,769 for the years ended December 31, 1998, 1999 and 2000, respectively. For options issued to employees, the Company records the transactions based upon the difference between the option strike price and the estimated fair market value as of the date of issuance. Stock-based compensation associated with options granted to employees during 1997 amounted to $1,672,998 and is being expensed by the Company over the vesting period of the underlying options. During 1998, 1999 and 2000, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the estimated fair market value as of the date of issuance. The Company recorded amortization, net of write-offs, of stock-based compensation expense for options issued to employees of $444,532, $261,159 and $153,413 for the years ended December 31, 1998, 1999 and 2000, respectively.

Income Taxes--Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This Statement requires the use of the asset and liability method in determining the tax effect on future years of the "temporary differences" between the tax basis of assets and liabilities and their financial reporting amounts.

Loss Per Share--Basic earnings per share ("EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, warrants granted but not yet exercised, convertible subordinated debt, and stock options granted under the Company's stock option plans but not yet exercised are antidilutive and therefore not considered for the diluted EPS calculations. Under the assumption that warrants, convertible subordinated debt and options were not antidilutive, the denominator for diluted loss per share would be 26,049,946, 30,789,412 and 42,638,848 at December 31, 1998, 1999 and 2000, respectively.

Fair Value of Financial Instruments--Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash, receivables, accounts payable and accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short term nature. In addition, the Company also has convertible subordinated debt (see Note 8).

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segments--The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company had one reportable segment as of December 31, 2000.

Recently Enacted Pronouncements--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activitites", is effective for fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

In December 1999, the Securities and Exchange Commission published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 became effective for the Company in 2000. The Company's adoption of SAB 101 did not have any effect on its consolidated financial statements.

2. Property and Equipment

Property and equipment consisted of the following:
	December 31,

	1999	2000

Laboratory equipment	$ 5,966,192	$ 8,193,119
Leased equipment	12,609,660	11,371,106
Leasehold improvements	1,165,598	1,582,028
Office equipment	2,674,522	4,515,409

Total property and equipment	22,415,972	25,661,662
Less accumulated depreciation and amortization	7,338,602	11,473,789

Total property and equipment, net	$15,077,370	$14,187,873

Depreciation and amortization expense was $2,580,400, $5,441,172, and $4,877,986 for the years ended December 31, 1998, 1999 and 2000, respectively.

3. Leases

Capital Leases

In April 1997, the Company signed a lease-financing commitment to receive $4,000,000 to purchase equipment and expand its facilities. The lease commitment provides for a payment term of 48 months per individual lease schedule. In addition, the commitment provides for the issuance to the lessor of two warrants (the "First Warrant" and the "Second Warrant") to purchase shares of the Common Stock. The First Warrant was issued in April 1997 and entitles the lessor to purchase 22,222 shares of Common Stock at an exercise price of $4.50 per share. The Second Warrant was issued in September 1997 when the Company's aggregate equipment cost under the agreement exceeded $2,000,000. The Second Warrant entitles the lessor to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share. The value ascribed to the warrants was $59,520. In June 1998, the Company signed a lease-financing commitment to receive $10,000,000 to purchase various laboratory, office and computer equipment. The lease commitment provides for payment terms of 60 months per individual lease schedule. In November 1999, the Company signed an agreement with Comdisco, Inc. for the acquisition of certain lab equipment of $2,400,000. The agreement provides for payment terms of twelve quarterly installments.

The Company has also entered into other capital lease agreements to finance the purchase of equipment. Leased equipment under all such agreements consisted of the following:

	December 31,

	1999	2000

Leased equipment	$12,609,660	$11,371,106
Less accumulated amortization	3,787,225	5,473,542

Total Leased equipment, net	$ 8,822,435	$ 5,897,564

The Company financed leased assets with costs of $5,051,378, $8,381,778 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively. These arrangements have terms of three to five years with interest rates ranging from approximately 9% to 20%. However, of the remaining outstanding leases, the majority of those arrangements have interest rates ranging from approximately 9% to 15%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at between $1 and 15% of the then fair market value of the equipment.

The future minimum lease payments under capital lease obligations at December 31, 2000 were as follows:

2001	$3,535,153
2002	3,759,524
2003	1,427,511
2004	97,308

Total minimum lease payments	8,819,496
Less amounts representing interest	1,110,461

Present value of future minimum lease payments	7,709,035
Less current portion of obligations	2,861,265

Obligations under capital leases, net of current portion	$4,847,770

Operating Leases

In December 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facilities at 555 Long Wharf Drive, New Haven, Connecticut. In October 1997, August 1998 and December 2000, the Company amended that lease to increase its leased space to a total of 32,000, 36,000 and 40,000 square feet, respectively. The Company may renew the lease for two additional terms of five years each.

In May 1998, the Company entered into a two-year lease agreement for its 32,000 square foot research facility in Branford, Connecticut. In October 1999, the Company exercised its first option to renew for an additional two-year term. In addition to exercising its option, the Company amended that lease to increase its total leased space to a total of 46,000 square feet. The term of the lease as it pertains to the original space and new space commenced on June 2000 and shall continue until May 2002. The Company has the option to renew this lease for two additional terms of two years each.

Total rent expense under all operating leases for 1998, 1999 and 2000 was approximately $1,016,050, $1,335,350 and $1,476,200, respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 2000:

Year
2001	$1,554,313
2002	1,168,282

Total	$2,722,595

4. Collaborations

Genentech, Inc.

In June 1996, the Company entered into a pilot research services and evaluation agreement with Genentech, Inc. ("Genentech") pursuant to which the Company performed certain research services for a $200,000 fee. The pilot collaboration was superseded by the Evaluation Agreement, signed and effective December 27, 1996. In connection with the execution of the Evaluation Agreement, Genentech made an equity investment of $1,800,000 in the form of 614,334 shares of Series A Convertible Preferred Stock. In March 1998, upon the closing of the initial public offering of its Common Stock, the Company automatically converted the Series A Preferred Stock into shares of Common Stock on a 1 for 1 basis.

In November 1997, CuraGen and Genentech entered into a research collaboration and database subscription arrangement to discover novel genes and therapeutics. Pursuant to the agreement, Genentech purchased $5,000,000 of Common Stock in a private placement concurrent with the Company's initial public offering at the initial public offering price of $5.75 per share. Genentech also agreed to provide CuraGen with an interest-bearing loan facility which based on the March 2000 amended agreement could reach $21,000,000. The loan facility contains annual borrowing limits and the outstanding principal and interest under the loan facility are payable five years from the date of the agreement. Subject to certain limitations, during the term of the agreement, and after the end of the first year, the drawn-down portion of the loan is convertible at CuraGen's option into CuraGen Non-Voting Common Stock, par value $.01 per share (the "Non-Voting Common Stock") based upon a formula that approximates the prevailing market price of the Company's Common Stock. On October 15, 1999, the Company made a drawdown of $16,000,000 under this facility and simultaneously converted the loan into 1,955,272 shares of its Non-Voting Common Stock, par value $.01 per share. The Non-Voting Common Stock is convertible into Common Stock (a) at any time, at Genentech's option or (b) automatically upon the sale or transfer of the Non-Voting Common Stock to a non-affiliated party. Genentech currently holds 2,410,272 shares of the Company's Common Stock, including 1,270,272 shares of Non-Voting Common Stock. The current ownership information for Genentech is based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.

In March 2000, Genentech extended its collaboration with the Company for a minimum of an additional two and one-half years. Under the terms of this extension, Genentech will pay research funding payments for collaborative discovery of genes and for access to CuraGen's functional genomic technologies and databases. In return, Genentech will retain the rights to license, develop, and market therapeutics derived from these research efforts. The Company will also receive milestone and royalty payments based upon the development and sales of products that result from this collaboration. Genentech has the right to terminate the research collaboration, upon a breach by the Company of any material obligation under the agreement on or after April 2000, on 60 days prior notice.

For the year ended December 31, 2000, the Company recorded revenue of $2,731,794 related to this agreement, which represented 13% of total revenue. In addition, $768,206 has been received from Genentech for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 2000.

DuPont/Pioneer Hi-Bred International, Inc.

Effective June 1, 1997, the Company entered into a collaborative research and license agreement with DuPont/Pioneer Hi-Bred International, Inc. ("DuPont/Pioneer Hi-Bred") whereby the Company was to perform research that would be funded by DuPont/Pioneer Hi-Bred. In conjunction with the execution of this agreement, DuPont/Pioneer Hi-Bred made an equity investment of $7,500,000 in the form of 2,000,000 shares of Series D Convertible Preferred Stock. In March 1998, upon the closing of the initial public offering of its Common Stock, the Company automatically converted the Series D Preferred Stock into shares of Common Stock on a 1 for 1 basis. As of September 30, 2000, DuPont/Pioneer Hi-Bred no longer held this equity position in the Company. In addition, DuPont/Pioneer Hi-Bred paid the Company $2,500,000 per year, for the first ten months, in quarterly installments with the first payment prorated. In March of 1998, DuPont/Pioneer Hi-Bred increased the minimum annual research funding to $5,000,000 per year. The $5,000,000 per year fee was based upon an established number of CuraGen employees who were to be devoted to the DuPont/Pioneer Hi-Bred research. DuPont/Pioneer Hi-Bred had the right to terminate the research program at any time upon a breach by the Company and on three months' written notice at any time after May 2000.

The Company received notification from DuPont/Pioneer Hi-Bred dated July 31, 2000, informing it of the termination of research under the collaborative research and license agreement effective November 2000, with all work in progress to be completed by May 2001. At the end of November 2000, DuPont/Pioneer Hi-Bred entered into a one year extension to their license agreement for access to CuraGen's databases for the 2001 calendar year.

For the years ended December 31, 1999 and 2000, the Company recorded revenue of $5,000,000 and $4,705,506 related to this agreement, which represented 33% and 23% of total revenue, respectively. In addition, $42,989 has been received from DuPont/Pioneer Hi-Bred for which the related services have not been performed and $260,000 has been received from DuPont/Pioneer Hi-Bred for 2001 license fees, and, therefore, such amounts are recorded as deferred revenue at December 31, 2000.

Biogen, Inc.

In June 1997, the Company entered into a stock purchase agreement with Biogen, Inc. ("Biogen"), pursuant to which Biogen made a $1,000,000 equity investment in the form of 200,000 shares of Series E Convertible Preferred Stock. In March 1998, upon the closing of the initial public offering of its Common Stock, the Company automatically converted the Series E Preferred Stock into shares of Common Stock on a 1 for 1 basis.

In October 1997, the Company entered into a research collaboration and database subscription arrangement with Biogen to discover novel genes and therapeutics across a range of Biogen-specified disease programs. The parties also expect to conduct pharmacogenomic analysis of selected products and product candidates in Biogen's portfolio. The collaboration, which called for payments by Biogen for up to five years, provided Biogen with access to the Company's proprietary genomics technologies, including the GeneScape bioinformatics software platform in order to generate GeneCalling and PathCalling databases from Biogen-specified disease systems. Biogen had an option to acquire exclusive licenses to certain discoveries arising from the collaboration. Biogen had the right to terminate the research collaboration upon any breach by the Company of any material obligation under the Biogen agreement or at any time after October 1999, on 30 days' written notice. In addition, pursuant to the agreement, Biogen purchased $5,000,000 of the Company's Common Stock in a private placement concurrent with the Company's initial public offering at the initial public offering price of $5.75 per share, and agreed to provide a $10,000,000 interest-bearing loan facility. On October 15, 1999, the Company made a drawdown of $10,000,000 under this facility and simultaneously converted the loan into 1,222,044 shares of its Common Stock.

The Company received termination notification from Biogen for research under the collaborative research and license agreement effective October 2000, and licensed back to Biogen five novel drug targets. All rights to the information generated throughout this collaboration reverted back to the Company upon concluding this collaboration, and it is eligible to receive royalty payments if any products emerge from work conducted during this collaboration.

For the years ended December 31, 1999 and 2000, the Company recorded revenue of $2,100,000 and $848,125 related to this agreement which represented 14% and 4% of total revenue, respectively.

GlaxoSmithKline, Inc. (formerly Glaxo-Wellcome, Inc.)

In November 1998, CuraGen and GlaxoSmithKline, Inc. ("Glaxo") announced a drug discovery collaboration to utilize CuraGen's integrated genomics processes for the study and selection of Glaxo compounds for clinical development. This discovery and pharmacogenomics collaboration, up to five years in duration, is intended to enable Glaxo to select drug candidates with the highest likelihood of success in clinical trials. Specifically, CuraGen will evaluate numerous compounds across Glaxo therapeutic programs, identifying gene responses associated with compound efficacy and toxicity.

For the years ended December 31, 1999 and 2000, the Company recorded revenue of $2,407,918 and $4,102,082 related to this agreement, which represented 16% and 20% of total revenue, respectively. However, $1,375,000 has been received from Glaxo for 2001 for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 2000.

Hoffmann-La Roche Inc. and Roche Vitamins, Inc.

In March 1999, the Company signed a life sciences target discovery and pharmacogenomics collaboration retroactively effective as of January 1, 1999 with Hoffmann-La Roche Inc. ("Roche Pharma") and its affiliate, Roche Vitamins, Inc. ("Roche Vitamins"). This agreement outlines strategic partnerships with F. Hoffmann-La Roche Ltd. and its affiliates and is designed to discover new drug targets, evaluate existing product candidates and facilitate the development of drugs and diagnostic tests for the purposes of improving human and animal health. Under the terms of this agreement, the Company will receive research funding and may receive additional milestone and royalty payments if any products emerge from this collaboration. The original agreement was for an initial term of two years and includes an option to extend for three additional one-year terms. In October 2000, the first one-year extension to the agreement was entered into with a commencement date of January 1, 2001, under which Roche Pharma and Roche Vitamins, respectively, will pay fees for access to CuraGen's databases, and are currently negotiating in good faith for access to other services provided by the Company.

For the year ended December 31, 1999 and 2000, the Company recorded revenue of $3,736,396 and $3,510,604 related to this agreement which represented 25% and 17% of total revenue, respectively. However, $288,000 has been received from Roche Vitamins and such amount is recorded as deferred revenue at December 31, 2000.

COR Therapeutics, Inc.

In May 1999, the Company signed a product discovery and pharmacogenomics agreement with COR Therapeutics, Inc. ("COR"). Under the terms of this agreement, CuraGen will apply its SeqCalling, GeneCalling, and PathCalling technologies, related services, and pharmacogenomics expertise to identify new drug targets and develop novel cardiovascular drugs. This collaboration was for an initial term of 18 months with an option to extend the collaboration for three additional twelve-month terms. The Company may receive research funding, milestone payments and royalty payments for products developed by COR as a result of this collaboration. In March 2000, the Company expanded the collaboration with COR to apply its PathCalling proteomics technology and bioinformatics systems to create an annotated database of protein-protein interactions derived from cardiovascular endothelial cells, in order to discover additional novel drug targets, as well as to offer functional information and validation of previously discovered targets. COR intends to utilize this database to advance the discovery and development of novel pharmaceutical products designed for the treatment and prevention of severe cardiovascular diseases. In December 2000, COR and CuraGen extended their agreement and are currently negotiating in good faith for other services provided by CuraGen.

For the year ended December 31, 2000, the Company recorded revenue of $2,362,567 related to this agreement which represented 11% of total revenue. In addition, $140,208 has been received from COR for which the related services have not been performed and, therefore, such amount is recorded as deferred revenue at December 31, 2000.

Abgenix, Inc.

In December 1999, CuraGen entered into a collaboration agreement with Abgenix, Inc. ("Abgenix") to develop and commercialize genomics-based antibody drugs using Abgenix' XenoMouse technology. This five-year alliance has been established to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. Abgenix and the Company will receive reciprocating milestone payments and royalty payments for products resulting from this drug development alliance. In addition, under the agreement Abgenix purchased 837,990 shares of the Company's Common Stock for approximately $15,000,000.

In November 2000, Abgenix and the Company expanded their collaboration agreement to develop up to 250 fully human antibody drug candidates over a five-year period. CuraGen and Abgenix have selected 24 fully human antibody drug candidates for further evaluation and possible development as cancer therapeutics. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of the Company's Common Stock at a price of approximately $34.69 per share for $50,000,000 in a private placement. The shares issued to Abgenix are restricted securities under the Securities Act. In addition, all the shares issued to Abgenix, including shares previously purchased by Abgenix, are subject to a one-year lock-up restriction ending on November 27, 2001. After November 27, 2001, Abgenix has demand and piggyback registration rights on the shares.

For the year ended December 31, 2000, the Company recorded revenue of $2,371,329 related to this agreement, which represented 11% of total revenue.

Ono Pharmaceutical Co., Ltd.

During June 2000, the Company entered into a pharmacogenomics collaboration with Ono Pharmaceutical Co., Ltd. ("Ono"), to apply its platform of functional genomic technologies to gain a greater understanding of how genes influence, and ultimately affect, drug efficacy and toxicity. During this expandable two-year collaboration, CuraGen will collaborate with Ono in the application of molecular toxicology, an emerging science designed to help drug companies evaluate and select the safest and most efficacious drug candidates for further advancement into clinical trials. By applying functional genomic technologies to measure the activity of specific genes, scientists can gain greater insight into how drugs work, and their potential side effects, as well as determine how genetic variations influence an individual's specific response to a particular drug. The information generated from this collaboration will ultimately enhance Ono's ongoing effort to develop safer and more efficacious drugs.

Monsanto Company

In December 2000, CuraGen entered into a project based agricultural products discovery collaboration with Monsanto Company. CuraGen will apply gene expression technology to evaluate various strains of corn in order to identify select genes that naturally improve output traits and enhance the development of corn crops with higher nutritional value.

5. Stockholders' Equity

Authorized Capital Stock

The Company's authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share ("Common Stock"), 5,000,000 shares of Preferred Stock, par value of $.01 per share ("Preferred Stock") and 3,000,000 shares of Non-Voting Common Stock. In March 2000, the Board of Directors of the Company unanimously approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 250,000,000 and received shareholder approval in May 2000.

At December 31, 2000, the Company had reserved 967,500 shares of Common Stock for issuance pursuant to outstanding warrants, 625,786 shares of Common Stock for issuance pursuant to the 1993 Stock Plan and 7,000,000 shares of Common Stock for issuance pursuant to the 1997 Stock Plan.

Common Stock

In March 2000, the Company announced a two-for-one split on both its Voting Common Stock and Non-Voting Common Stock, each payable to stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

In order to complete the funding of 454 and in exchange for 6,000,000 shares of Series A Preferred Stock, the Company contributed $20,000,000 in cash and certain technologies for conducting genomic analyses. As a result of this contribution of technology to 454, CuraGen recognized a gain of $3,928,869 recorded in additional paid-in capital.

In November 2000, the Company completed a public offering of 4,800,000 shares of its Common Stock and received net proceeds of $186,960,000.

In November 2000, the Company completed a private placement of 1,441,442 shares of unregistered Common Stock for an aggregate purchase price of $50,000,000 to Abgenix (see Note 4).

Stock Options

The Company's 1993 Stock Plan was adopted by the Company's Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provides for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of the

Company. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 1,308,366 and 625,786 shares were granted and outstanding as of December 31, 1999 and 2000, respectively. The Company does not intend to grant any additional options or awards under the 1993 Stock Plan.

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 1998, 1999 and 2000 is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding January 1, 1998	2,057,768	$2.37
Granted	–	–
Exercised	(194,002)	1.25
Canceled or lapsed	(120,000)	2.18

Outstanding December 31, 1998	1,743,766	2.51
Granted	–	–
Exercised	(219,800)	2.17
Canceled or lapsed	(215,600)	3.53

Outstanding December 31, 1999	1,308,366	2.40
Granted	–
Exercised	(630,980)	2.26
Canceled or lapsed	(51,600)	3.75

Outstanding December 31, 2000	625,786	2.43

Exercisable December 31, 2000	471,599	2.13

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2000:

		Weighted
	Number of	Average	Weighted
Range of	Options	Contractual	Average
Exercise Prices	Outstanding	Life	Exercise Price

$0.50 – $1.25	165,900	4.4	$1.05
1.26 – 2.05	228,020	5.8	1.81
2.06 – 3.75	170,666	6.7	3.67
3.76 – 5.00	61,200	6.7	5.00

	625,786

		Weighted
		Average
	Number of	Exercise Price
Range of	Options	of Options
Exercise Prices	Exercisable	Exercisable

$0.50 – $1.25	165,900	$1.05
1.26 – 2.05	178,900	1.85
2.06 – 3.75	105,599	3.71
3.76 – 5.00	21,200	5.00

	471,599

In addition to the options granted under the 1993 Stock Plan, the Company has granted non-plan options to purchase shares of Common Stock pursuant to individual agreements with Company employees and consultants. As of December 31, 1999 and 2000, there were 16,500 and 0 options, respectively, outstanding which are not part of a specific plan. These options incorporate the provisions of the 1993 Stock Plan to the extent such provisions are not inconsistent with the terms of those options.

A summary of all non-plan stock option activity during the years ended December 31, 1998, 1999 and 2000 is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding January 1, 1998	1,140,000	$ .97
Granted	–	–
Exercised	(232,500)	.58
Canceled or lapsed	–	–

Outstanding December 31, 1998	907,500	1.07
Granted	–	–
Exercised	(777,000)	.94
Canceled or lapsed	(114,000)	2.05

Outstanding December 31, 1999	16,500.50
Granted	–	–
Exercised	(16,500)	.50
Canceled or lapsed	–	–

Outstanding December 31, 2000	–	–

Exercisable December 31, 2000	–	–

The Company's 1997 Stock Plan was approved by the Company's Board of Directors and stockholders in October 1997. The 1997 Stock Plan provides for the issuance of stock options and stock grants ("Stock Rights") to employees, directors and consultants of the Company. A total of 7,000,000 shares of Common Stock are reserved for issuance under the 1997 Stock Plan. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2000, the Company had 3,486,095 options outstanding under the 1997 Stock Plan and an additional 3,513,905 available for grant. In addition, 534,164 stock options have been exercised under the 1997 Stock Plan as of December 31, 2000.

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 1998, 1999 and 2000 is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding January 1, 1998	130,000	$ 5.75
Granted	2,612,200	4.37
Exercised	–	–
Canceled or lapsed	(190,000)	5.56

Outstanding December 31, 1998	2,552,200	4.34
Granted	1,199,000	4.83
Exercised	(100,038)	4.57
Canceled or lapsed	(673,496)	4.54

Outstanding December 31, 1999	2,977,666	4.49
Granted	1,182,520	49.31
Exercised	(434,126)	4.44
Canceled or lapsed	(239,965)	20.03

Outstanding December 31, 2000	3,486,095	18.67

Exercisable December 31, 2000	794,172	6.15

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2000:
		Weighted
	Number of	Average	Weighted
Range of	Options	Contractual	Average
Exercise Prices	Outstanding	Life	Exercise Price

$2.05 – $3.75	908,471	7.2	$3.30
3.76 – 5.00	604,224	8.5	3.88
5.01 – 5.97	577,830	7.2	5.69
5.98 – 8.405	200,000	8.7	7.38
8.406– 58.334	1,195,570	9.1	45.99

	3,486,095

		Weighted
		Average
	Number of	Exercise Price
Range of	Options	of Options
Exercise Prices	Exercisable	Exercisable

$2.05 – $3.75	379,094	$3.27
3.76 – 5.00	95,040	3.88
5.01 – 5.97	223,630	5.75
5.98 – 8.405	40,000	7.38
8.406– 58.334	56,408	30.00

	794,172

454's 2000 Employee, Director and Consultant Stock Plan ("2000 Stock Plan") was approved by its Board of Directors and stockholders in September 2000. The 2000 Stock Plan provides for the issuance of stock options and stock grants ("Stock Rights") to employees, directors and consultants of the Company. A total of 2,500,000 shares of Common Stock are reserved for issuance under the 2000 Stock Plan. The 2000 Stock Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to administer the provisions of the 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2000, the Company had 780,000 options outstanding under the 2000 Stock Plan and an additional 1,720,000 available for grant.

A summary of all stock option activity under the 2000 Stock Plan during the year ended December 31, 2000 is as follows:

Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding December 31, 1999	–	–
Granted	780,000	$5.00
Exercised	–	–
Canceled or lapsed	–	–

Outstanding December 31, 2000	780,000	5.00

Exercisable December 31, 2000	–	–

The following table summarizes information about stock options under the 2000 Stock Plan at December 31, 2000:

Weighted
	Number of	Average	Weighted
Range of	Options	Contractual	Average
Exercise Prices	Outstanding	Life	Exercise Price

$5.00	780,000	9.7	$5.00

780,000

Had compensation cost for the Company's stock option plans been determined in accordance with SFAS 123, the Company's net loss attributable to common stockholders and net loss per share attributable to common stockholders would have approximated the pro forma amounts shown below for each of the years ended December 31, 1998, 1999 and 2000.

	December 31,

	1998		1999		2000

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net loss attributable to common
stockholders	$(18,936,920)	$(20,095,345)	$(25,762,760)	$(28,452,852)	$(26,978,387)	$(47,975,000)
Net loss per share attributable to
common stockholders.	$(0.78)	$(0.83)	$(0.89)	$(0.99)	$(0.70)	$(1.24)

The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 1998 are as follows: 1) 0% dividend yield, 2) 50% expected volatility, 3) risk-free interest rate of approximately 5.25%, and 4) expected life of the options of 10 years. The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 1999 are as follows: 1) 0% dividend yield, 2) 102% expected volatility, 3) risk-free interest rate of approximately 5.25%, and 4) expected lives of the options between 5.2 and 8.7 years. The assumptions utilized by the Company in deriving the pro forma amounts for the year ended December 31, 2000 are as follows: 1) 0% dividend yield, 2) 60% expected volatility, 3) risk-free interest rate of approximately 6.00%, and 4) expected lives of the options between 4.1 and 8.7 years. The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1999, and 2000 was approximately $2.95 per share, $3.23 per share and $35.17 per share, respectively.

Preferred Stock

The Company received aggregate consideration of $1,750,000 from five investors as subscriptions for the purchase of 350,000 shares of Series B Preferred Stock. In September 1996, October 1996 and January 1997, the Company received proceeds of $1,600,000, $50,000 and $100,000, respectively. The Series B Preferred Stock was non-convertible and accrued dividends at the prime rate. Dividends were payable when declared by the Board of Directors. Dividends in arrears at December 31, 1997 were $181,563. Upon completing a qualified equity financing, as defined in the Series B Preferred Stock Agreement, the Company was entitled to redeem all of the shares of the Series B Preferred Stock. The completion of the Company's initial public offering satisfied such requirement, and accordingly, in March 1998, the Company redeemed all of such Series B Preferred Stock for an aggregate redemption price of $1,750,000, plus accrued dividends and dividends in arrears.

In addition, holders of the Series B Preferred Stock received five-year warrants to purchase an aggregate of 716,722 shares of Common Stock at $2.93 per share, which warrants expire on March 27, 2002. Such warrants were valued at $376,334. All of these warrants were exercised in 2000. The value of such warrants was accreted over the warrant period and such accretion was classified as preferred dividends. For the years ended December 31, 1997 and 1998, such accretion amounted to $68,424 and $17,106, respectively.

6. Income Taxes

The net deferred income tax assets consisted of the following:

	December 31,

	1999	2000

Total deferred income tax assets	$30,200,000	$66,150,000
Valuation allowance	(30,200,000	(66,150,000)

Total	$0	$0

The deferred income tax assets are primarily a result of the federal and Connecticut net operating loss carryforwards, research and development credit carryforwards, expenses related to option exercises and timing differences relating to depreciation and amortization. As the Company has no prior earnings history, a valuation allowance has been established due to the Company's uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. The change in the valuation allowance was $9,470,000, $14,800,000 and $35,950,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

At December 31, 2000, CuraGen and 454 had federal and Connecticut net operating loss carryforwards for income tax purposes of approximately $139,000,000 and $131,000,000, and $840,000 and $840,000, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company and 454 also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of approximately $4,600,000 and $3,400,000, and $35,000 and $0, respectively at December 31, 2000. For income tax purposes, the Company and 454 will not file consolidated income tax returns.

At December 31, 2000, an income tax benefit of $1,400,000 has been recorded as a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit.

7. Grants

The Company received federal grants during 1999 and earlier years, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

During 1995, the Company received two grants from Connecticut Innovations, Inc. ("CII") in the amounts of $450,000 and $237,500. The term of the $450,000 grant is January 4, 1995 to December 31, 2004, and the term of the $237,500 grant is February 1, 1995 to January 31, 2005. The Company could be required to repay 100% of these amounts if during the terms of the respective grants (i) the Company breaches and fails to cure a material covenant, (ii) a material representation or warranty of the Company becomes untrue and is not cured, (iii) the Company becomes bankrupt or insolvent or liquidates its assets, or (iv) the Company is required to repay the federal grants to which the CII grants relate. In addition, the Company could be required to repay up to 200% of the amounts of the CII grants if the Company ceases to have a "Connecticut presence," during the terms of the respective grants.

8. Convertible Subordinated Debt

During February 2000, the Company completed an offering for $125,000,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250,000. In addition, also in February 2000, the initial purchasers exercised their option to purchase an additional $25,000,000 of 6% convertible subordinated debentures due 2007, providing the Company with additional net proceeds of approximately $24,308,000. Related interest expense for the year ended December 31, 2000 was $8,191,667.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into CuraGen Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share. In addition, prior to February 2, 2003, if the Company's Common Stock price reaches specified levels, it has the right to redeem the debentures at a premium by converting the debentures into Common Stock. The market value of the debentures based on quoted market prices, is estimated to be $97,500,000 at December 31, 2000.

9. Minority Interest in Subsidiary

In June 2000, the Company launched 454, a 60% owned subsidiary established to develop novel technologies for use in drug discovery, preclinical development, and pharmacogenetics. The Company agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12,500,000. Simultaneously, 454 sold 4,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of the Company's senior management team and related parties for an aggregate purchase price of $20,000,000.

In order to complete the funding of 454 and in exchange for 6,000,000 shares of Series A Preferred Stock, the Company contributed $20,000,000 in cash and certain technologies for conducting genomic analyses. As a result of this contribution of technology to 454, the Company recognized a gain of $3,928,869 recorded in additional paid-in capital.

10. Subsequent Event

In January 2001, the Company entered into collaboration agreements with Bayer Corporation and Bayer AG ("Bayer") involving the metabolic disorders field and the pharmacogenomics and toxicogenomics fields, respectively.

Under the metabolic disorder agreement, the Company and Bayer have agreed to collaborate on the discovery and development of small molecule drugs to treat metabolic diseases based on certain qualified drug targets identified by the Company. The Company will bear the costs of the collaboration related to its identification of potential targets and Bayer will bear the costs of the collaboration related to the screening of such targets. All costs of the collaboration related to the development of any compound identified in the collaboration will be borne equally by Bayer and the Company. Operating income derived from any compound developed under the collaboration will be divided 56% to Bayer and 44% to the Company. Ultimately, the Company will jointly commercialize drugs resulting from this alliance with Bayer, and then share profits according to respective contributions.

Under the pharmacogenomics agreement, Bayer and the Company have agreed to collaborate to develop toxicogenomics and pharmacogenomic services for use in the identification of gene-based markers, assays and databases useful in predicting the toxicity of drug candidates and the gene expression profiling of animal and human cells to predict the pharmacological effectiveness of drug candidates. This collaboration agreement is for a term of five years, consisting of a set-up phase and a production phase. In the set-up phase, the Company has agreed to create a database of genes associates with toxicity and develop certain technologies to be used for high throughput toxicogenomic testing. In the production phase, the Company will conduct certain pharmacogenomic testing and analyses of Bayer targets. Bayer has agreed to provide funding to the Company over the five year term of the agreement. Bayer has the right to terminate the agreement if the Company fails to achieve certain performance criteria.

As part of these collaborations, Bayer purchased 3,112,482 shares of the Company's Common Stock in a private placement, at a price of approximately $27.31 per share or $85,000,000 in the aggregate.

11. Summary Selected Quarterly Financial Data (unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

2000:
Total revenues	$5,640,340	$4,939,214	$5,040,215	$5,218,444
Total operating expenses	11,150,373	12,410,632	13,715,915	17,917,960
Net loss attributable to common stockholders	(5,039,496)	(6,281,087)	(7,051,042)	(8,606,762)
Net loss per common share	(0.14)	(0.16)	(0.18)	(0.22)
1999:
Total revenues	$2,671,943	$3,332,687	$4,311,737	$4,787,150
Total operating expenses	10,181,137	9,366,833	9,557,768	12,847,939
Net loss attributable to common stockholders	(7,206,927)	(5,925,143)	(5,147,393)	(7,483,297)
Net loss per common share	(0.27)	(0.22)	(0.18)	(0.22)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of CuraGen Corporation
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CuraGen Corporation and its subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion under the captions "Executive Compensation-Employment Agreements and Other Termination of Employment Agreements" and "Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14 (a)(1) FINANCIAL STATEMENTS.

The following Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 1999 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements

Independent Auditors' Report

ITEM 14 (a)(2) FINANCIAL STATEMENT SCHEDULES.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 14 (a)(3) EXHIBITS.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.		DESCRIPTION

@	3.1	Amended and Restated Certificate of Incorporation of the
		Registrant (Filed as Exhibit 3.3)
@	3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.5)
@	4.1	Article Fourth of the Amended and Restated Certificate of
		Incorporation of the Registrant (Filed as Exhibit 4.1)
@	4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)
-	4.3	Indenture dated as of February 2, 2000 between the Registrant and
		The Chase Manhattan Bank, as trustee (filed as Exhibit 4.1)
%	10.1	Memorandum of Lease Agreements dated December 23, 1996, October
		27, 1997 and August 31, 1998 (New Haven) between the Registrant
		and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)
#	10.2	Lease, dated May 29, 1998, (Branford) by and between T.K.J.
		Associates, LLC and the Registrant (Filed as Exhibit 10.1)
=	10.3	1997 Employee, Director and Consultant Stock Plan, as amended and
		restated through May 12, 1999 (Filed as Exhibit 99)
@	10.4	1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)
@	10.5	Amendment to 1993 Stock Option and Incentive Plan, dated May 12,
		1997 (Filed as Exhibit 10.6)
	$10.6	Form of Non-Qualified Stock Option Agreement with respect to
		options to purchase an aggregate of 570,000 shares of Common
		Stock (Filed as Exhibit 99.3)
+!	10.7	Agreement, dated March 1999, by and among the Registrant, F.
		Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-LaRoche,
		Inc. (Filed as Exhibit 10.1)
@	10.8	Employment Letter, dated July 18, 1997, between the Registrant
		and David M. Wurzer (Filed as Exhibit 10.8)
+@	10.9	Option and Exclusive License Agreement, dated October 4, 1996,
		between the Registrant and Wisconsin Alumni Research Foundation
		(Filed as Exhibit 10.11)
+@	10.10	Standard Non-Exclusive License Agreement--Brumley, dated July 1,
		1996, between the Registrant and Wisconsin Alumni Research
		Foundation (Filed as Exhibit 10.12)
+@	10.11	Collaborative Research and License Agreement, dated May 16, 1997,
		between the Registrant and Pioneer Hi-Bred International, Inc.
		(Filed as Exhibit 10.13)
+@	10.12	Research and Option Agreement, dated October 1, 1997, between the
		Registrant and Biogen, Inc. (Filed as Exhibit 10.14)
+@	10.13	Research and Option Agreement, dated November 20, 1997, between
		the Registrant and Genentech, Inc. (Filed as Exhibit 10.15)
+@	10.14	Notice of Grant Award and Grant Application to Department of
		Health and Human Services for Automated Sequencing System for
		Human Genome Project, dated March 25, 1995 (Filed as Exhibit 10.16)
@	10.15	ATP Agreement for Integrated Microfabricated DNA Analysis Device
		for Diagnosis of Complex Genetic Disorders, dated February 1995
		(Filed as Exhibit 10.17)
@	10.16	ATP Agreement for Molecular Recognition Technology for Precise
		Design of Protein-Specific Drugs, dated March 2, 1995 (Filed as
		Exhibit 10.18)
@	10.17	ATP Agreement for Programmable Nanoscale Engines for Molecular
		Separation, dated May 6, 1997 (Filed as Exhibit 10.19)
@	10.18	Material Transfer and Screening Agreement, dated January 15,
		1998, between the Registrant and ArQule, Inc. (Filed as Exhibit 10.20)
+%	10.19	Pharmacogenomics Research and License Agreement, dated November
		18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant
		(Filed as Exhibit 10.21)
+&	10.20	Agreement between COR Therapeutics, Inc. and the Registrant
		dated May 1, 1999 (Filed as Exhibit 10.1)
/	10.21	Letter Agreement with Pequot Partners Fund, L.P. and Pequot
		International Fund, Inc. (Filed as Exhibit 10.1)
-	10.22	Registration Rights Agreement dated as of February 2, 2000 among
		the Registrant and Lehman Brothers Inc., Morgan Stanley & Co.
		Incorporated and Dain Rauscher Incorporated, as the initial
		purchasers (filed as Exhibit 4.2)
+-	10.23	Collaboration Agreement, dated as of December 8, 1999, between
		Abgenix, Inc. and the Registrant (filed as Exhibit 10.1)

		44

+*10.24	Metabolic Disorder Collaboration Agreement, dated January 12,
2001, by and between Bayer Corporation and the Registrant
+*10.25	Pharmacogenomics Agreement, dated January 12, 2001, by and
between the Registrant and Bayer AG
*10.26	Stock Purchase Agreement, dated January 12, 2001, by and between
Bayer AG and the Registrant
+*10.27	Restated Collaboration Agreement, dated November 27, 2000,
between Abgenix, Inc. and the Registrant
*11.1	Schedule of Computation of Net Loss Per Share
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP

*	Filed herewith
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement filed on
Form S–1, File No. 333–38051.
#	Previously filed with the Commission and incorporated herein by reference from the Form 10–Q, File No. 000–23223, for the period ending June 30,
1998.
%	Previously filed with the Commission and incorporated herein by reference from the Form 10–K, File No. 000–23223, for the year ended December 31,
1998.
!	Previously filed with the Commission and incorporated herein by reference from the Form 10–K, File No. 000–23223, for the year ended March 31, 1999.
&	Previously filed with the Commission and incorporated herein by reference from the Form 10–Q, File No. 000–23223, for the period ending June 30,
1999.
/	Previously filed with the Commission and incorporated herein by reference from the Form 10–Q, File No. 000–23223, for the period ending September 30,
1999.
$	Previously filed as Exhibit 99.3 to the Company's Registration Statement on
Form S–8, File No. 333–56829, and incorporated herein by reference.
=	Previously filed as Exhibit 99.1 to the Company's Registration Statement on
Form S–8, File No. 333–89465, and incorporated herein by reference.
–	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant's Registration Statement on Form
S–3, File No. 333–32756.
~	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Form 10–Q/A, File No. 000–23223, for the period ending June 30, 2000.
+	Confidential Treatment has been granted by the Commission as to certain portions.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

ITEM 14 (b) REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000:

October 10, 2000 - Item 5, Other Events - Form S-3 shelf registration statement for the sale of up to $500,000,000 of various types of securities. In addition, on October 9, 2000, the Registrant publicly disseminated a press release announcing that it had licensed five drug targets to Biogen, marking the completion of the research portion of their discovery collaboration.

November 6, 2000 - Item 5, Other Events - public offering of 4,000,000 newly issued shares of its common stock, plus up to 600,000 additional shares to cover any over-allotments.

November 7, 2000 - Item 5, Other Events - recent developments portion of prospectus supplement related to the Company's public offering of 4,000,000 shares of its common stock.

November 16, 2000 - Item 5, Other Events - agreement to sell 4,800,000 shares of its common stock to the public (plus up to an additional 720,000 shares of its common stock to cover underwriters' over-allotments), if any.

November 28, 2000 - Item 5, Other Events - expansion of the strategic alliance with Abgenix to develop and commercialize genomics-based antibody drugs using Abgenix' XenoMouse technology. Under the terms of the agreement, the Company sold 1,441,442 shares of its common stock at a purchase price of approximately $34.69 to Abgenix.

December 21, 2000 - Item 9, Regulation FD Disclosure - collaboration with Monsanto to apply its functional genomic technologies to discover key genes involved in the growth of crops with improved quality traits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2001	CuraGen Corporation
By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice–President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

Signature	Title

/s/ Jonathan M. Rothberg	Chief Executive Officer, Chairman
of the Board of Directors and President
Jonathan M. Rothberg	(principal executive officer)

/s/ David M. Wurzer	Executive Vice–President, Treasurer
and Chief Financial Officer (principal
David M. Wurzer	financial and accounting officer)

/s/ Richard H. Booth	Director

Richard H. Booth

/s/ Vincent T. DeVita, Jr.	Director

Vincent T. DeVita, Jr.

/s/ Robert E. Patricelli	Director

Robert E. Patricelli

/s/ Randy Thurman	Director

Randy Thurman

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.24	Metabolic Disorder Collaboration, dated January 12, 2001, by and between Bayer Corporation and the Registrant
10.25	Pharmacogenomics Agreement, dated January 12, 2001, by and
between the Registrant and Bayer AG
10.26	Stock Purchase Agreement, dated January 12, 2001, by and
between Bayer AG and the Registrant
10.27	Restated Collaboration Agreement, dated November 27, 2000,
between Abgenix, Inc. and the Registrant
11.1	Schedule of Computation of Net Loss Per Share
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP