Form 10-Q
period 2001-03-31
CURAGEN CORP
filed 2001-05-07
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

________________

Commission File Number        0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1331400 (I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut (Address of principal executive office)	06511 (Zip Code)

Registrant's telephone number, including area code:          (203) 401-3330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of shares outstanding of the Registrant's voting common stock and non-voting common stock as of April 30, 2001 was 47,241,646 and 1,270,272, respectively.

CURAGEN CORPORATION
FORM 10-Q
INDEX

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000

	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$547,705,493	$477,031,762
Accounts receivable	5,642	—
Income taxes receivable	1,900,000	1,400,000
Other current assets	763,208	670,938
Prepaid expenses	1,107,335	681,580

Total current assets	551,481,678	479,784,280

Property and equipment, net	14,825,539	14,187,873
Notes receivable - related parties	215,000	328,356
Other assets	314,939	315,621
Intangible assets, net	4,454,536	4,546,703

Total assets	$571,291,692	$499,162,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,518,904	$3,586,930
Accrued expenses	1,777,041	3,132,176
Interest payable, short-term	1,500,000	3,750,000
Deferred revenue	1,449,413	3,851,742
Deferred rent	59,384	59,384
Current portion of obligations under capital leases	2,831,979	2,861,265

Total current liabilities	10,136,721	17,241,497

Long-term liabilities:
Deferred rent, net of current portion	44,538	59,384
Convertible subordinated debt	150,000,000	150,000,000
Obligations under capital leases, net of current portion	4,087,592	4,847,770

Total long-term liabilities	154,132,130	154,907,154

Commitments and contingencies

Minority interest in subsidiary	15,159,765	15,405,327

Stockholders' equity:
Common Stock - Voting; $.01 par value, issued and outstanding 47,228,370 shares at March 31, 2001, and 44,050,017 shares at December 31, 2000	472,284	440,500
Common Stock - Non-Voting; $.01 par value, issued and outstanding 1,270,272 shares at March 31, 2001 and December 31, 2000	12,702	12,702
Additional paid-in capital	478,433,936	392,866,689
Accumulated deficit	(87,035,267)	(81,680,655)
Unamortized stock-based compensation	(20,579)	(30,381)

Total stockholders' equity	391,863,076	311,608,855

Total liabilities and stockholders' equity	$571,291,692	$499,162,833

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2001	2000

Revenue:
Collaboration revenue	$5,661,698	$5,640,340

Total revenue	5,661,698	5,640,340

Operating expenses:
Collaborative research and development	12,134,131	8,686,894
General and administrative	4,522,956	2,463,479

Total operating expenses	16,657,087	11,150,373

Loss from operations	(10,995,389)	(5,510,033)
Interest income, net	4,895,214	470,537

Net loss before income taxes and minority interest	(6,100,175)	(5,039,496)

Income tax benefit	500,000	—
Minority interest	245,563	—

Net loss	$(5,354,612)	$(5,039,496)

Basic and diluted net loss per share	$(0.11)	$(0.14)

Weighted average number of shares used in computing basic and diluted net loss per share	46,895,716	36,058,153

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(5,354,612)	$(5,039,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,559,505	1,345,920
Loss on disposition of fixed assets	—	105,506
Non-monetary compensation	255,804	38,178
Stock-based 401(k) employer plan match	218,037	98,521
Minority interest	(245,563)	—
Changes in assets and liabilities:
Grants receivable	—	25,019
Accounts receivable	(5,642)	(2,292,394)
Income tax receivable	(500,000)	—
Other current assets	(92,271)	57
Prepaid expenses	(425,755)	(68,163)
Other assets	679	(118,136)
Payment of intangible assets	(107,124)	(42,470)
Accounts payable	(1,068,025)	(183,898)
Accrued expenses	(1,355,132)	(686,079)
Deferred revenue	(2,402,329)	1,087,160
Deferred rent	(14,847)	(17,234)
Interest payable	(2,250,000)	1,500,000

Net cash used in operating activities	(11,787,275)	(4,247,509)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,986,220)	(828,295)
Repayments from (loans to) - related parties	113,356	(50,000)

Net cash used in investing activities	(1,872,864)	(878,295)

Cash flows from financing activities:
Payments on capital lease obligations	(793,524)	(925,777)
Proceeds from issuance of Common Stock	85,000,016	—
Proceeds from issuance of convertible subordinated debt	—	150,000,000
Payments of stock issuance costs	(33,185)	(54,810)
Payments of financing costs	(11,660)	(4,920,697)
Proceeds from exercise of stock options	110,723	1,430,053
Proceeds from exercise of warrants	61,500	5,527,546
Proceeds from sale of fixed assets	—	175,550

Net cash provided by financing activities	84,333,870	151,231,865

Net increase in cash and cash equivalents	70,673,731	146,106,061
Cash and cash equivalents, beginning of period	477,031,762	76,374,571

Cash and cash equivalents, end of period	$547,705,493	$222,480,632

Supplemental cash flow Information:
Interest paid	$4,720,218	$439,808

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements include CuraGen Corporation and our majority-owned subsidiary, 454 Corporation, and accordingly, all material intercompany balances and transactions have been eliminated.

The March 31, 2000 and December 31, 2000 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.	Bayer Collaboration

In January 2001, we entered into two agreements with Bayer Corporation and Bayer AG (collectively "Bayer") involving the metabolic disorders field and the pharmacogenomics and toxicogenomics fields, respectively.

Under the metabolic disorder agreement, we have agreed to collaborate with Bayer on the discovery and development of small molecule drugs to treat metabolic diseases based on certain qualified drug targets that we have identified. We will bear the costs of the collaboration related to our identification of potential drug targets and Bayer will bear the costs of the collaboration related to the screening of such targets. All costs of the collaboration related to the development of any compound identified in the collaboration will be borne equally by Bayer and us. Operating income derived from any compound developed under the collaboration will be divided 56% to Bayer and 44% to us. Ultimately, we will jointly commercialize drugs resulting from this alliance with Bayer, and then share profits according to our respective contributions. Under the terms of the metabolic disorder agreement, either party may terminate the agreement upon a breach of contract or upon a change of control by providing 30 days written notice to the other party.

Under the pharmacogenomics agreement, we have agreed to collaborate with Bayer to develop toxicogenomic and pharmacogenomic services for use in the identification of gene-based markers, assays and databases useful in predicting the toxicity of drug candidates and the gene expression profiling of animal and human cells to predict the pharmacological effectiveness of drug candidates. This agreement is for a term of five years, consisting of a set-up phase and a production phase. In the set-up phase, we have agreed to create a database of genes associated with toxicity and develop certain technologies to be used for high throughput toxicogenomic testing. In the production phase, we will conduct certain pharmacogenomic testing and analyses of Bayer targets. Bayer has agreed to provide us with funding over the five-year term of the agreement. Bayer has the right to terminate the agreement if we fail to achieve certain performance criteria.

As part of these agreements, Bayer purchased 3,112,482 shares of our common stock in a private placement, at a price of approximately $27.31 per share or $85,000,000 in the aggregate.

CURAGEN CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the sections of our audited financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We are a genomics based biopharmaceutical company. We apply proprietary technologies to discover genes and proteins, and to determine how these genes and proteins function in healthy and diseased states. We use this information to develop products on our own behalf, and in collaboration with other companies, in order to improve human health, animal health, and the vitality of agriculture. We have established internal drug discovery and development programs that are focused upon developing products to treat humans afflicted by diseases such as obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2001, we had an accumulated deficit of $87,035,267. We anticipate that collaborations will continue to be an important element of our future revenues, and therefore, the loss of revenues from certain larger existing collaborations could materially adversely affect our business, financial condition and results of operations. Our ability to grow revenues and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and the ability of our collaborative partners to successfully commercialize products incorporating, or based upon, our technologies and drug discovery and development programs. We cannot guarantee that we will be able to maintain or expand existing collaborations, or enter into future collaborations to apply our integrated genomic technologies on terms satisfactory to us, if at all, and, if entered into, we cannot guarantee that any such collaborative arrangements will be successful. We have also established a majority owned subsidiary, 454 Corporation ("454"), to develop novel technologies for use in drug discovery and development. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us. We anticipate incurring additional losses over at least the next several years as we expand our collaborative gene discovery efforts and internal discovery and development to discover genes, biological pathways and drug candidates, continue development of our technology and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Our failure to successfully enter into additional collaborations over the next several years, maintain and expand current collaborations or to realize existing collaboration revenues, could materially adversely affect our business. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies are not expected for several years, if at all.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue.    Collaboration revenue for the three months ended March 31, 2001 was $5,661,698, an increase of $21,358, or less than 1%, as compared to $5,640,340 for the corresponding period in 2000. Revenues in the three months ended March 31, 2001 were primarily related to our collaborative arrangements with GlaxoSmithKline, Inc. ("Glaxo"), Abgenix Inc. ("Abgenix"), Bayer and a milestone payment from COR Therapeutics, Inc. ("COR"), while the same period in 2000 included revenue from our collaborative arrangements with DuPont/Pioneer Hi-Bred International, Inc., Glaxo, Abgenix and a milestone payment from Genentech, Inc.

The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. Further revenue growth will be dependent upon our ability to enter into additional collaborations, maintain and expand current collaborations, garner revenues from products currently under development by our collaborators and successfully develop and market products that arise from our own internal program efforts. Effective April 30, 2001, We completed the research portion of our collaborative research and license agreement with COR, and therefore, we anticipate that revenue derived from this collaboration will be reduced in future quarters. For the year ended December 31, 2000 and the three months ended March 31, 2001, we recorded revenue of $2,362,567 and $1,223,376, related to this agreement, which represented 11% and 22% of total revenue, respectively. In connection with the Bayer collaboration agreement signed in February 2001, we anticipate increased revenues from this collaboration in future quarters.

Operating Expenses.    Collaborative research and development expenses for the three months ended March 31, 2001 were $12,134,131, compared to $8,686,894 for the same period in 2000. The increase of $3,447,237 or 40% was primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to increase as additional personnel are hired, research and development facilities are expanded to accommodate our internal research and collaborations and as the operations of 454 are expanded.

General and administrative expenses for the three months ended March 31, 2001 increased $2,059,477, or 84%, to $4,522,956 as compared to $2,463,479 for the three months ended March 31, 2000. The increase was primarily attributable to higher recruiting, personnel, payroll and marketing costs, higher than anticipated expenses in connection with upgrades to our facilities and related increased rent expense, as well as legal expenses in support of the development of our intellectual property portfolios. Over the next several years, we anticipate that the percentage increases in general and administrative expenses will be similar to percentage increases in collaborative research and development expenses.

Interest Income, Net.    Net interest income for the three months ended March 31, 2001 of $4,895,214 increased $4,424,677, or 940%, as compared to $470,537 for the same period in 2000. The increase in gross interest income was primarily due to higher cash and cash equivalent balances as a result of funds we received from the completion of our convertible subordinated debt offering in February 2000, the inclusion of cash raised in conjunction with the formation of 454 in June 2000, from the proceeds of our public offering in November 2000 and from the combined net proceeds from our private placements with Abgenix in late 2000 and with Bayer during the first quarter of 2001. Gross interest expense for the three months ended March 31, 2001 of $2,666,352 represented an increase of $761,304, or 40%, compared to $1,905,048 for the corresponding period in 2000. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We expect gross interest expense to remain relatively constant for 2001. We anticipate that net interest income will begin to decrease as cash and cash equivalent balances are utilized in the normal course of operations.

Income Taxes.    For the three months ended March 31, 2001, we recorded a Connecticut research and development income tax benefit of $500,000. We recorded this income tax benefit as a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit. During the year 2001, we anticipate that the income tax benefit will continue to increase, as we incur additional qualifying collaborative research and development costs.

Net Loss.    For the three months ended March 31, 2001, we reported a net loss of $5,354,612 or $0.11 per share as compared to $5,039,496 or $0.14 per share for the first quarter of 2000. Since inception, we have incurred operating losses, and as of March 31, 2001, we had an accumulated deficit of $87,035,267 and therefore, have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented. To date, inflation has not had a material effect on our business.

Liquidity and Capital Resources

As of March 31, 2001, we had approximately $548,000,000 in cash and cash equivalents, compared to approximately $477,000,000 as of December 31, 2000. This increase was primarily a result of our receipt of net proceeds of $85,000,000 from a private placement with Bayer during February 2001. Our increase in cash and cash equivalents was partially offset by operating losses in support of our research and development activities and interest paid to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through our initial public offering of Common Stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our convertible debt offering. As of March 31, 2001, we had recognized $63,040,557 of cumulative sponsored research revenues from government grants and collaborative research agreements.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At March 31, 2001, our gross investment in equipment, computers and leasehold improvements was $27,647,881. At March 31, 2001, equipment with a gross book value of $11,371,106 secured our equipment financing facility for equipment and tenant improvements in support of the laboratory expansions at our New Haven and Branford, Connecticut locations. We had commitments for capital expenditures of approximately $2,050,000 at March 31, 2001.

In accordance with our investment policy, we are utilizing the following investment objectives for cash and cash equivalents: (1) investment decisions are made with the expectation of minimum risk of principal loss, even with a modest penalty in yield; and (2) appropriate cash balances and related short-term funds are maintained for immediate liquidity needs, and appropriate liquidity is available for medium-term cash needs.

Net cash used in operating activities was $11,787,275 for the three months ended March 31, 2001, compared to $4,247,509 for the same period in 2000. Net cash outflows for operating activities for the three months ended March 31, 2001 included decreases in accounts payable, accrued expenses, deferred revenue and interest payable, and increases in income taxes receivable. Cash used in investing activities during the three months ended March 31, 2001 primarily included acquisitions of property and equipment. Net cash inflows for financing activities during the three months ended March 31, 2001 primarily included proceeds from the issuance of common stock to Bayer in a private placement.

As of March 31, 2001, minority interest was $15,159,765 as compared with $0 for the same period in 2000. Minority interest is related to the establishment of 454 in June 2000, and reflects the initial minority shareholders' capitalization and above mentioned gain recognition, less their portion of various expenses incurred to date.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements with respect to both CuraGen Corporation and 454 regarding our ability to commercialize drugs resulting from our collaborations with Bayer, our ability to establish drug discovery and development programs that create products designed to treat humans afflicted with obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders, the ability of our collaborative partners to successfully commercialize products which incorporate our technologies, our expectation that our subsidiary, 454 will commercialize products and ultimately create another source of revenue for us, our expectation that gross interest expense will remain constant in 2001, that income tax benefits will increase, our ability to advance promising compounds and therapeutics into preclinical and clinical trials, the expected future levels of losses, potential quarterly fluctuations in the levels of losses, the expected future fluctuations in revenues, our expectation of increased collaborative research and development expenses, the expected future decrease in net interest income, the anticipated increases in general and administrative expenses and our expectation that we will raise additonal capital through public or private equity offerings or collaboration and licensing arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: both CuraGen Corporation's and 454's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, both CuraGen Corporation's and 454's ability to protect its patents and proprietary rights and uncertainties relating to commercialization rights, our ability to develop a drug pipeline, our ability to obtain regulatory approval for our products, reliance upon technological advantages, incurring significant product liability expenses, available resources to bring pharmaceutical products to market, our ability to advance compounds and therapeutics into preclinical and clinical trials, ability to retain our current licensed technologies and acquire new ones. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds

On February 15, 2001, in conjunction with the newly established agreements with Bayer, we sold an aggregate of 3,112,482 shares of our common stock at a price of approximately $27.31 per share or an aggregate of $85,000,000, in a private placement, to Bayer. No underwriters were involved in the foregoing offer and sale of securities. The offer and sale of the shares was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering or the rules and regulations thereunder. The offer and sale was made only to "accredited investors" as such term is defined in Regulation D under the Securities Act and we did not partake in any general solicitation or advertisement. All of the foregoing shares of our common stock are deemed restricted securities for purposes of the Securities Act.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 11 - Computation of Net Loss Per Share

B. Reports on Form 8-K

On January 16, 2001, we filed a report on Form 8-K announcing two landmark biotechnology agreements with Bayer. The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule drugs to treat obesity and adult onset diabetes. The second agreement is a broad collaboration to apply our functional genomic technologies and pharmacogenomic expertise to evaluate Bayer's developmental and preclinical pipeline of pharmaceutical compounds across all disease areas.

On February 22, 2001, we filed a report on Form 8-K announcing that we had received clearance from the United States Federal Trade Commission, under the Hard-Scott-Rodino Antitrust Improvements Act of 1976, to proceed forward with the terms of our two landmark genomic agreements with Bayer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2001	CuraGen Corporation

	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

	By:	/s/ David M. Wurzer
David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer, (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

    11      Computation of Net Loss Per Share