Form 10-Q
period 2001-06-30
CURAGEN CORP
filed 2001-08-08
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
Yes ☒  No ☐

The number of shares outstanding of the Registrant's voting common stock and non-voting common stock as of August 1, 2001 was 47,361,021 and 1,270,272, respectively.

CURAGEN CORPORATION AND SUBSIDIARY
FORM 10-Q
INDEX

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$541,907,016	$477,031,762
Income taxes receivable	2,200,000	1,400,000
Other current assets	509,605	670,938
Prepaid expenses	1,022,777	681,580

Total current assets	545,639,398	479,784,280

Property and equipment, net	15,966,117	14,187,873
Notes receivable – related parties	216,600	328,356
Other assets	290,229	315,621
Intangible assets, net	4,383,990	4,546,703

Total assets	$566,496,334	$499,162,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,374,779	$ 3,586,930
Accrued expenses	2,926,334	3,132,176
Interest payable, short-term	3,750,000	3,750,000
Deferred revenue	3,216,100	3,851,742
Deferred rent	59,384	59,384
Current portion of obligations under capital leases	2,949,777	2,861,265

Total current liabilities	15,276,374	17,241,497

Long-term liabilities:
Deferred rent, net of current portion	29,692	59,384
Convertible subordinated debt	150,000,000	150,000,000
Obligations under capital leases, net of current portion	3,973,846	4,847,770

Total long-term liabilities	154,003,538	154,907,154

Commitments and contingencies
Minority interest in subsidiary	14,830,997	15,405,327
Stockholders’ equity:
Common Stock – Voting; $.01 par value, issued and outstanding 47,352,911 shares at June 30, 2001, and 44,050,017 shares at December 31, 2000	473,529	440,500
Common Stock – Non-Voting; $.01 par value, issued and outstanding 1,270,272 shares at June 30, 2001 and December 31, 2000	12,702	12,702
Additional paid-in capital	479,224,168	392,866,689
Accumulated deficit	(97,314,197)	(81,680,655)
Unamortized stock-based compensation	(10,777)	(30,381)
Total stockholders’ equity	382,385,425	311,608,855
Total liabilities and stockholders’ equity	$566,496,334	$499,162,833

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Collaboration revenue	$ 6,239,772	$ 4,939,214	$11,901,470	$ 10,579,555

Total revenue	6,239,772	4,939,214	11,901,470	10,579,555

Operating expenses:
Collaborative research and development	16,338,650	8,206,429	28,472,781	15,856,973
General and administrative	4,636,045	4,204,203	9,159,004	7,704,032

Total operating expenses	20,974,695	12,410,632	37,631,785	23,561,005

Loss from operations	(14,734,923)	(7,471,418)	(25,730,315)	(12,981,450)
Interest income, net	3,827,227	858,566	8,722,442	1,329,103

Net loss before income taxes and minority interest in subsidiary	(10,907,696)	(6,612,852)	(17,007,873)	(11,652,347)
Income tax benefit	300,000	350,000	800,000	350,000
Minority interest in subsidiary	328,767	(18,235)	574,331	(18,235)

Net loss	$(10,278,929)	$ (6,281,087)	$(15,633,542)	$ (11,320,582)

Basic and diluted net loss per share	$ (0.21)	$ (0.16)	$ (0.33)	$ (0.30)

Weighted average number of shares used in computing basic and diluted net loss per share	48,556,391	38,514,272	47,730,699	37,288,515

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (15,633,542)	$ (11,320,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,247,759	2,756,114
Loss on disposition of fixed assets	2,055	105,505
Non-monetary compensation	452,961	355,574
Stock-based 401(k) employer plan match	402,212	245,500
Minority interest in subsidiary	(574,331)	18,235
Changes in assets and liabilities:
Grants receivable	—	25,019
Income taxes receivable	(800,000)	(350,000)
Other current assets	161,333	644,283
Prepaid expenses	(341,197)	(147,054)
Other assets	16,947	(112,932)
Payments of intangible assets	(239,696)	(66,823)
Accounts payable	(1,212,151)	(411,432)
Accrued expenses	(205,839)	218,403
Deferred revenue	(635,642)	510,450
Deferred rent	(29,694)	(39,419)
Interest payable	—	3,750,000

Net cash used in operating activities	(15,388,825)	(3,819,159)

Cash flows from investing activities:
Acquisitions of property and equipment	(4,605,550)	(1,721,084)
Proceeds from sale of fixed assets	—	175,550
Repayments from (loans to) – related parties	111,756	(40,750)

Net cash used in investing activities	(4,493,794)	(1,586,284)

Cash flows from financing activities:
Payments on capital lease obligations	(1,691,526)	(1,761,675)
Proceeds from sale-leaseback of equipment	900,702	—
Proceeds from issuance of Common Stock	85,000,016	—
Proceeds from issuance of 454 Corporation Preferred Stock	—	20,000,000
Proceeds from issuance of warrants	—	12,500,000
Proceeds from issuance of convertible subordinated debt	—	150,000,000
Payments of stock issuance costs	(119,364)	(908,207)
Payments of financing costs	(11,660)	(5,030,963)
Proceeds from exercise of stock options	618,205	1,988,111
Proceeds from exercise of warrants	61,500	6,435,041

Net cash provided by financing activities	84,757,873	183,222,307

Net increase in cash and cash equivalents	64,875,254	177,816,864
Cash and cash equivalents, beginning of period	477,031,762	76,374,571

Cash and cash equivalents, end of period	$ 541,907,016	$ 254,191,435

Supplemental cash flow information:
Interest paid	$ 4,922,341	$ 925,052

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$ 900,702	$ —

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

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

The June 30, 2000 and December 31, 2000 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

CURAGEN CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We are a genomics based biopharmaceutical company. We apply proprietary technologies to discover genes and proteins, and to determine how these genes and proteins function in healthy and diseased states. We use this information to develop products on our own behalf, and in collaboration with other companies, in order to improve human health, animal health, and the vitality of agriculture. We have established internal drug discovery and development programs that are focused upon developing products to treat humans afflicted by diseases such as obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders. We have also established a majority owned subsidiary, 454 Corporation ("454"), to develop novel technologies for use in drug discovery and development. We expect that 454 will commercialize these technologies upon their development, which may be a future source of revenues for us. We have incurred losses since our inception in 1991, principally as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2001, we had an accumulated deficit of $97,314,197. We anticipate incurring additional losses over at least the next several years as we expand our efforts to discover genes, biological pathways and drug candidates, continue to develop our technologies and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We anticipate that collaborations will continue to be an important element of our business, as we rely upon collaborators for access to certain technologies and expertise not available at CuraGen, and for providing near-term revenues. Therefore, failure to enter into additional collaborations could materially adversely affect our business, financial condition and results of operations. Our ability to grow revenues is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and the ability of our collaborative partners to successfully commercialize products incorporating, or based upon, our technologies and drug discovery and development programs. We cannot guarantee that we will be able to maintain or expand existing collaborations, or enter into future collaborations to apply our integrated genomic technologies on terms satisfactory to us. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies are not expected for several years, if at all. As we continue to advance our protein, antibody, and small molecule pipeline towards clinical development, we are placing greater emphasis upon establishing collaborations that will better enable us to develop and ultimately commercialize our own pipeline of potential therapeutics, or a pipeline of potential therapeutics developed with collaborators, in which we may retain a high percentage of ownership. Failure to discover, develop, and ultimately market drugs from these pipelines of potential therapeutics would adversely affect our future revenue stream.

Results of Operations

Six Months Ended June 30, 2001 and 2000

Revenue. Collaboration revenue for the three and six months ended June 30, 2001 was $6,239,772 and $11,901,470, an increase of $1,300,558 and $1,321,915, or 26% and 12%, as compared to $4,939,214 and $10,579,555 for the corresponding periods in 2000. Revenues in the three month period ended June 30, 2001 were primarily related to our collaborative arrangements with Abgenix, Inc. ("Abgenix"), Bayer AG ("Bayer"), and GlaxoSmithKline, Inc. ("Glaxo"), while the same period in 2000 primarily included revenue from our collaborative arrangements with COR Therapeutics, Inc. ("COR"), DuPont/Pioneer Hi-Bred International, Inc. ("Pioneer"), Glaxo, and Roche Vitamins Inc. Revenues recorded in the six month period ended June 30, 2001 were primarily related to our collaborative arrangements with Abgenix, Bayer, COR, and Glaxo while the same period in 2000 included revenue from our collaborative arrangements with Abgenix, Genentech, Inc., Glaxo, and Pioneer.

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

Operating Expenses. Collaborative research and development expenses for the three and six months ended June 30, 2001 were $16,338,650 and $28,472,781, compared to $8,206,429 and $15,856,973 for the same periods in 2000. The increases of $8,132,221 and $12,615,808, or 99% and 80%, were primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to continue to increase as additional personnel are hired, as research and development facilities are expanded to accommodate our collaborations and strategic alliance efforts, as we continue advancing our products towards clinical development and as the operations of 454 continue to grow.

General and administrative expenses for the three and six months ended June 30, 2001 increased $431,842 and $1,454,972, or 10% and 19%, to $4,636,045 and $9,159,004 as compared to $4,204,203 and $7,704,032 for the three and six months ended June 30, 2000. The increase was primarily attributable to higher recruiting, personnel, payroll and marketing costs, expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate that general and administrative expenses will continue to increase in support of the advancement of our collaborative research and development efforts.

Interest Income, Net. Net interest income for the three and six months ended June 30, 2001 of $3,827,227 and $8,722,442 increased $2,968,661 and $7,393,339, or 346% and 556%, as compared to $858,566 and $1,329,103 for the same periods in 2000. The increase in gross interest income was primarily due to higher cash and cash equivalent balances as a result of funds we received from the completion of our convertible subordinated debt offering in February 2000, from the inclusion of cash raised in conjunction with the formation of 454 in June 2000, from the proceeds of our public offering in November 2000 and from the combined net proceeds from our private placements with Abgenix in late 2000 and with Bayer during the first quarter of 2001, offset by recent declines in interest rates. Gross interest expense for the three months ended June 30, 2001 of $2,643,849 represented a decrease of $106,418, or 4%, as compared to $2,750,267 for the three months ended June 30, 2000. This was primarily a result of decreasing interest payments on various older capital leases. Gross interest expense for the six months ended June 30, 2001 increased $654,885, or 14%, to $5,310,201 as compared to $4,655,316 for the corresponding period in 2000. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We expect gross interest expense to remain relatively constant for 2001. We anticipate that net interest income will begin to decrease as cash and cash equivalent balances are utilized in the normal course of operations.

Income Taxes. For the three and six months ended June 30, 2001, we recorded a Connecticut research and development income tax benefit of $300,000 and $800,000, respectively. We recorded this income tax benefit as a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit. During the year 2001, we anticipate that the income tax benefit will continue to increase, as we incur additional qualifying collaborative research and development costs.

Net Loss. For the three months ended June 30, 2001, we reported a net loss of $10,278,929 or $0.21 per share as compared to $6,281,087 or $0.16 per share for the second quarter of 2000. Since inception, we have incurred operating losses, and as of June 30, 2001, we had an accumulated deficit of $97,314,197 and therefore have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented. To date, inflation has not had a material effect on our business.

Liquidity and Capital Resources

As of June 30, 2001, we had approximately $542,000,000 in cash and cash equivalents, compared to approximately $477,000,000 as of December 31, 2000. This increase was primarily a result of our receipt of net proceeds of approximately $85,000,000 from a private placement with Bayer during February 2001. Our increase in cash and cash equivalents was partially offset by operating losses in support of our research and development activities and interest paid to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings of our common stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our convertible debt offering. As of June 30, 2001, we had recognized $69,280,329 of cumulative sponsored research revenues from government grants and collaborative research agreements.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At June 30, 2001, our gross investment in equipment, computers and leasehold improvements was $29,498,607. At June 30, 2001, equipment with a gross book value of $11,680,539 secured our equipment financing capital lease arrangements for equipment and tenant improvements in support of the laboratory expansions at our New Haven and Branford, Connecticut locations. We had commitments for capital expenditures of approximately $550,000 at June 30, 2001.

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

Net cash used in operating activities was $15,388,825 for the six months ended June 30, 2001, compared to $3,819,159 for the same period in 2000. Net cash outflows for operating activities for the six months ended June 30, 2001 included decreases in accounts payable, accrued expenses and deferred revenue, and increases in other current assets, prepaid expenses and income taxes receivable. Cash used in investing activities during the six months ended June 30, 2001 primarily included acquisitions of property and equipment. Net cash inflows for financing activities during the six months ended June 30, 2001 primarily included proceeds from the sale-leaseback of equipment and the issuance of common stock to Bayer in a private placement.

As of June 30, 2001, minority interest in subsidiary was $14,830,997 as compared to $15,405,327 as of December 31, 2000. Minority interest in subsidiary is related to the establishment of 454 in June 2000, and reflects the initial minority shareholders' capitalization and the gain recognition as a result of our contribution of technology to 454 during June 2000, less their portion of various expenses incurred to date.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements with respect to both CuraGen Corporation and 454 regarding our ability to establish additional collaborations and maintain existing collaborative arrangements, our ability to establish drug discovery and development programs that create products designed to treat humans afflicted with obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders, the ability of our collaborative partners to successfully commercialize products which incorporate our technologies, our expectation that our subsidiary, 454, will commercialize products and ultimately create another source of revenue for us, our expectation that gross interest expense will remain constant in 2001, that income tax benefits will increase, our ability to advance promising compounds and therapeutics into preclinical and clinical trials, the expected future levels of losses, our potential quarterly fluctuations in the levels of losses, the expected future fluctuations in revenues, our expectation of increased collaborative research and development expenses, the expected future decrease in net interest income, the anticipated increases in general and administrative expenses and our expectation that we will raise additonal capital through public or private equity offerings or collaboration and licensing arrangements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: both CuraGen Corporation's and 454's early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, both CuraGen Corporation's and 454's ability to protect their patents and proprietary rights and uncertainties relating to commercialization rights, our ability to develop a drug pipeline, our ability to obtain regulatory approval for our products, reliance upon technological advantages, incurring significant product liability expenses, available resources to bring pharmaceutical products to market, our ability to advance compounds and therapeutics into preclinical and clinical trials, and our ability to retain our current licensed technologies and acquire new ones. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of shareholders on May 16, 2001, and the following matters were voted on at that meeting:

1. The election of Jonathan M. Rothberg, Ph.D. and Richard H. Booth as Class III Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for the nominees as well as the number of broker nonvotes:

DIRECTOR	FOR	WITHHELD	BROKER NONVOTES

Jonathan M. Rothberg, Ph.D.	38,595,976	852,221	N/A

Richard H. Booth	39,405,351	42,846	N/A

Our current Directors are Richard H. Booth, Vincent T. DeVita, Jr., M.D., Robert E. Patricelli, Jonathan M. Rothberg, Ph.D., and Randy Thurman.

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

Not applicable.

B.	Reports on Form 8-K

On May 8, 2001, we filed a report on Form 8-K announcing that we had discovered a new member of the platelet-derived growth factor (PDGF) family that has been named PDGF-D. The newly discovered protein occurs naturally in the human body and may have broad applications as a therapeutic because of its unique cellular activity and biochemical properties. In addition, the report stated that our scientists are evaluating fully human monoclonal antibodies for inhibiting the function of PDGF-D as potential therapeutics to treat cancer, and cardiovascular and kidney diseases.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2001	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

By: /s/ David M. Wurzer David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer (principal financial and accounting officer of the registrant)