Form 10-Q
period 2001-09-30
CURAGEN CORP
filed 2001-11-13
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s voting common stock and non-voting common stock as of October 31, 2001 was 47,422,791 and 1,270,272, respectively.

CURAGEN CORPORATION AND SUBSIDIARY
FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$ 339,838,662	$ 329,495,361
Short-term investments	184,808,085	147,536,401
Income taxes receivable	5,581,938	1,400,000
Other current assets	1,619,671	670,938
Prepaid expenses	1,261,362	681,580

Total current assets	533,109,718	479,784,280

Property and equipment, net	18,169,657	14,187,873
Notes receivable—related parties	191,600	328,356
Other assets	249,488	315,621
Intangible assets, net	4,858,578	4,546,703

Total assets	$ 556,579,041	$ 499,162,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,234,377	$ 3,586,930
Accrued expenses	1,930,045	1,764,416
Accrued payroll and related items	1,750,873	1,367,760
Interest payable, short-term	1,500,000	3,750,000
Deferred revenue	4,319,661	3,851,742
Deferred rent	59,384	59,384
Current portion of obligations under capital leases	2,789,251	2,861,265
Other current liabilities	1,631,938	—

Total current liabilities	17,215,529	17,241,497

Long-term liabilities:
Deferred rent, net of current portion	14,846	59,384
Convertible subordinated debt	150,000,000	150,000,000
Obligations under capital leases, net of current portion	3,144,937	4,847,770

Total long-term liabilities	153,159,783	154,907,154

Commitments and contingencies
Minority interest in subsidiary	14,423,612	15,405,327
Stockholders’ equity:
Common Stock—Voting; $.01 par value, issued and outstanding 47,414,608 shares at September 30, 2001, and 44,050,017 shares at December 31, 2000	474,146	440,500

Common Stock—Non-Voting; $.01 par value, issued and outstanding 1,270,272 shares at September 30, 2001 and December 31, 2000	12,702	12,702
Additional paid-in capital	479,727,764	392,866,689
Accumulated deficit	(108,430,682)	(81,680,655)
Unamortized stock-based compensation	(3,813)	(30,381)

Total stockholders’ equity	371,780,117	311,608,855

Total liabilities and stockholders’ equity	$ 556,579,041	$ 499,162,833

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Collaboration revenue	$6,084,042	$ 5,040,215	$17,985,512	$15,619,770

Total revenue	6,084,042	5,040,215	17,985,512	15,619,770

Operating expenses:
Collaborative research and development	17,388,435	9,943,850	45,861,216	27,702,643
General and administrative	4,829,633	3,772,065	13,988,634	9,574,280

Total operating expenses	22,218,068	13,715,915	59,849,850	37,276,923

Loss from operations	(16,134,026)	(8,675,700)	(41,864,338)	(21,657,153)
Interest income, net	2,860,154	1,400,893	11,582,595	2,729,995

Net loss before income taxes and minority interest in subsidiary (income) loss	(13,273,872)	(7,274,807)	(30,281,743)	(18,927,158)

Income tax benefit	1,750,000	270,000	2,550,000	620,000
Minority interest in subsidiary (income) loss	407,386	(46,235)	981,716	(64,470)

Net loss	$(11,116,486)	$(7,051,042)	$(26,750,027)	$(18,371,628)

Basic and diluted net loss per share	$(0.23)	$(0.18)	$(0.56)	$(0.49)

Weighted average number of shares used in computing basic and diluted net loss per share	48,651,450	38,743,862	48,040,952	37,749,099

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (26,750,027)	$ (18,371,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,030,128	4,516,643
Non-monetary compensation	575,754	788,517
Stock-based 401(k) employer plan match	632,014	389,661
Minority interest in subsidiary income (loss)	(981,716)	64,470
Changes in assets and liabilities:
Grants receivable	—	25,019
Income taxes receivable	(4,181,938)	(620,000)
Other current assets	(948,733)	465,941
Prepaid expenses	(579,782)	(76,203)
Other assets	53,468	(100,936)
Payments for intangible assets	(922,314)	(409,718)
Accounts payable	(352,553)	593,686
Accrued expenses	165,629	249,365
Accrued payroll and related items	383,113	(333,581)
Interest payable	(2,250,000)	1,479,000
Deferred revenue	467,919	(1,218,768)
Deferred rent	(44,538)	(54,266)
Other current liabilities	1,631,938	—

Net cash used in operating activities	(28,071,638)	(12,612,798)

Cash flows from investing activities:
Acquisitions of property and equipment	(8,377,159)	(2,805,172)
Loans from (to) related parties	136,756	(72,000)
Proceeds from sale of fixed assets	—	175,550
Net outflows from purchases and maturities of short-term investments	(37,271,684)	(31,414,562)

Net cash used in investing activities	(45,512,087)	(34,116,184)

Cash flows from financing activities:
Payments on capital lease obligations	(2,680,962)	(2,543,602)
Proceeds from sale-leaseback of equipment	900,702	—
Proceeds from issuance of Common Stock	85,000,016	—
Proceeds from issuance of 454 Corporation Preferred Stock	—	20,000,000
Proceeds from issuance of warrants	—	12,500,000
Proceeds from issuance of convertible subordinated debt	—	150,000,000
Payments of stock issuance costs	(124,119)	(908,207)
Payments of financing costs	(11,660)	(5,079,671)
Proceeds from exercise of stock options	781,549	3,063,256
Proceeds from exercise of warrants	61,500	6,464,341

Net cash provided by financing activities	83,927,026	183,496,117

Net increase in cash and cash equivalents	10,343,301	136,767,135
Cash and cash equivalents, beginning of period	329,495,361	46,642,045

Cash and cash equivalents, end of period	$ 339,838,662	$ 183,409,180

Supplemental cash flow information:
Interest paid	$ 9,607,910	$ 5,403,713

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$ 900,702	$ —

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

The September 30, 2000 and December 31, 2000 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

CURAGEN CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We are a genomics based biopharmaceutical company. We apply proprietary technologies to discover genes and proteins, and to determine how these genes and proteins function in healthy and diseased states. We use this information to develop products on our own behalf, and in collaboration with other companies, in order to improve human health, animal health, and the vitality of agriculture. We have established internal drug discovery and development programs that are focused upon developing products to treat humans afflicted by diseases such as obesity and diabetes, cancer, autoimmunity and inflammation, and central nervous system disorders. We have also established a majority-owned subsidiary, 454 Corporation (“454”), to develop novel technologies for use in drug discovery and development. We expect that 454 will commercialize these technologies upon their development, which may be a future source of revenues for us. We have incurred losses since our inception in 1991, principally as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2001, we had an accumulated deficit of $108,430,682. We anticipate incurring additional losses over at least the next several years as we expand our efforts to discover and develop drug candidates, continue to develop our technologies and expand our operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. We anticipate that collaborations will continue to be an important element of our business, as we rely upon collaborators for access to certain technologies and expertise not available at CuraGen, and for providing near-term revenues. Therefore, failure to enter into additional collaborations could materially adversely affect our business, financial condition and results of operations. Our ability to grow revenues is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and the ability of our collaborative partners to successfully commercialize products incorporating, or based upon, our technologies and drug discovery and development programs. We cannot guarantee that we will be able to maintain or expand existing collaborations, or enter into future collaborations to apply our integrated genomic technologies on terms satisfactory to us. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies are not expected for several years, if at all. As we continue to advance our protein, antibody, and small molecule pipeline towards clinical development, we are placing greater emphasis upon establishing collaborations that will better enable us to develop and ultimately commercialize our own pipeline of potential therapeutics, or a pipeline of potential therapeutics developed with collaborators, in which we may retain a high percentage of ownership. Failure to discover, develop, and ultimately market drugs from these pipelines of potential therapeutics would adversely affect our future revenue stream.

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

Revenue. Collaboration revenue for the three and nine months ended September 30, 2001 was $6,084,042 and $17,985,512, an increase of $1,043,827 and $2,365,742, or 21% and 15%, as compared to $5,040,215 and $15,619,770 for the corresponding periods in 2000. Revenues in the three month period ended September 30, 2001 were primarily relatedto our collaborative arrangements with Abgenix, Inc. (“Abgenix”), Bayer AG (“Bayer”), and GlaxoSmithKline, Inc. (“Glaxo”), while the same period in 2000 primarily included revenue from our collaborative arrangements with Abgenix, COR Therapeutics, Inc. (“COR”), DuPont/Pioneer Hi-Bred International, Inc. (“Pioneer”), Glaxo, and Roche Vitamins Inc. (“Roche Vitamins”). Revenues recorded in the nine month period ended September 30, 2001 were primarily related to our collaborative arrangements with Abgenix, Bayer, COR, and Glaxo while the same period in 2000 included revenue from our collaborative arrangements with Abgenix, Genentech, Inc., Glaxo, Pioneer and Roche Vitamins.

The revenue we recognize under our collaborative arrangements is generally based upon work performed on behalf of collaborators by our employees, or based upon our attainment of certain benchmarks specified in the related agreements. Further revenue growth will be dependent upon our ability to enter into additional collaborations, maintain and expand current collaborations, garner revenues from products currently under development by our collaborators and successfully develop and market products that may arise from our own internal program efforts.

During the fourth quarter of 2001, we will mark the completion of the research portion of the service-based collaboration with Glaxo. This collaboration, initially scheduled for 15 months with up to five one-year renewal periods, was renewed for a total of three years and has resulted in multiple milestone payments to us. We are eligible to receive additional milestone and royalty payments based upon continued product advancements stemming from this research. For the year ended December 31, 2000 and the nine months ended September 30, 2001, we recorded revenue of $4,102,082 and $3,357,500, related to this agreement, which represented 20% and 19% of total revenue, respectively.

Operating Expenses. Collaborative research and development expenses for the three and nine months ended September 30, 2001 were $17,388,435 and $45,861,216, compared to $9,943,850 and $27,702,643 for the same periods in 2000. The increases of $7,444,585 and $18,158,573, or 75% and 66%, respectively, were primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to continue to increase as additional personnel are hired, as research and development facilities are expanded to accommodate our drug discovery and development efforts, as we continue advancing our products towards clinical development, and as the operations of 454 continue to grow.

General and administrative expenses for the three and nine months ended September 30, 2001 increased $1,057,568 and $4,414,354, or 28% and 46%, respectively, to $4,829,633 and $13,988,634 as compared to $3,772,065 and $9,574,280 for the three and nine months ended September 30, 2000. The increase was primarily attributable to higher recruiting, personnel, payroll and marketing costs, expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate that general and administrative expenses will continue to increase in support of the advancement of our drug discovery and development efforts.

Interest Income, Net. Net interest income for the three and nine months ended September 30, 2001 of $2,860,154 and $11,582,595 increased $1,459,261 and $8,852,600, or 104% and 324%, respectively, as compared to $1,400,893 and $2,729,995 for the same periods in 2000. Gross interest income for the three and nine months ended September 30, 2001 of $5,495,284 and $19,527,926 increased $1,377,380 and $9,425,603, or 33% and 93%, respectively, as compared to $4,117,904 and $10,102,323 for the same periods in 2000. The increase in gross interest income was primarily due to higher cash, cash equivalent and short-term investment balances as a result of funds we received from the completion of our convertible subordinated debt offering in February 2000, from the inclusion of cash raised in conjunction with the formation of 454 in June 2000, from the proceeds of our public offering in November 2000 and from the combined net proceeds from our private placements with Abgenix in late 2000 and with Bayer during the first quarter of 2001, offset by recent declines in interest rates. Gross interest expense for the three months ended September 30, 2001 of $2,635,130 represented a decrease of $81,881, or 3%, as compared to $2,717,011 for the three months ended September 30, 2000. This was primarily a result of decreasing interest payments on various expiring capital leases. Gross interest expense for the nine months ended September 30, 2001 increased $573,003, or 8%, to $7,945,331 as compared to $7,372,328 for the corresponding period in 2000. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We expect gross interest expense to remain relatively constant in the near future. We anticipate that net interest income will begin to decrease as cash, cash equivalent and short-term investment balances are utilized in the normal course of operations.

Income Taxes. For the three and nine months ended September 30, 2001, we recorded a Connecticut research and development income tax benefit of $1,750,000 and $2,550,000, respectively. We recorded this income tax benefit as a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for foregoing carryforward of the research and development credit. In conjunction with the filing of our Connecticut income tax return in September 2001, we became aware of additional qualifying expenses available for reimbursement through the credit. During the remainder of the year 2001, we anticipate that the additional income tax benefit will be approximately $300,000, as we incur additional qualifying collaborative research and development costs.

Net Loss.    For the three months ended September 30, 2001, we reported a net loss of $11,116,486 or $0.23 per share as compared to $7,051,042 or $0.18 per share for the third quarter of 2000. Since inception, we have incurred operating losses, and as of September 30, 2001, we had an accumulated deficit of $108,430,682 and therefore have not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented. To date, inflation has not had a material effect on our business.

Liquidity and Capital Resources

As of September 30, 2001, we had approximately $525,000,000 in cash, cash equivalents and short-term investments compared to approximately $477,000,000 as of December 31, 2000. This increase was primarily a result of our receipt of net proceeds of approximately $85,000,000 from a private placement with Bayer during February 2001. Our increase in cash, cash equivalents and short-term investments was partially offset by operating losses in support of our research and development activities, acquisitions of property and equipment and interest paid to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings of our common stock, collaborative research and development arrangements, private placements of equity securities, government grants, capital leases and our convertible debt offering. As of September 30, 2001, we had recognized $75,364,371 of cumulative sponsored research revenues from government grants and collaborative research agreements.

Our cash investing activities have consisted primarily of acquisitions of laboratory and office equipment and expenditures for leasehold improvements. At September 30, 2001, our gross investment in equipment, computers and leasehold improvements was $32,973,765. At September 30, 2001, equipment with a gross book value of $10,578,388 secured our equipment financing capital lease arrangements for equipment and tenant improvements in support of the laboratory expansions at our New Haven and Branford, Connecticut locations. We had material commitments for capital expenditures of approximately $1,200,000 at September 30, 2001 for various laboratory equipment.

In accordance with our investment policy, we are utilizing the following investment objectives for cash, cash equivalents and short-term investments: (1) investment decisions are made with the expectation of minimum risk of principal loss, even with a modest penalty in yield; and (2) cash is maintained for immediate liquidity needs.

Net cash used in operating activities was $28,071,638 for the nine months ended September 30, 2001, compared to $12,612,798 for the same period in 2000. Net cash outflows for operating activities for the nine months ended September 30, 2001 included increases in income taxes receivable, other current assets, prepaid expenses and accrued expenses and decreases in other assets and accounts payable. Cash used in investing activities during the nine months ended September 30, 2001 primarily included net proceeds from purchases and maturities of short-term investments, and acquisitions of property and equipment. Net cash inflows for financing activities during the nine months ended September 30, 2001 primarily included proceeds from the issuance of common stock to Bayer in a private placement.

As of September 30, 2001, minority interest in subsidiary was $14,423,612 as compared to $15,405,327 as of December 31, 2000. Minority interest in subsidiary is related to the establishment of 454 in June 2000, and reflects the initial minority shareholders’ capitalization and the gain recognition as a result of our contribution of technology to 454 during June 2000, less their portion of various expenses incurred to date.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements with respect to both CuraGen Corporation and 454 regarding our expectation that our subsidiary, 454, will commercialize products and ultimately create another source of revenue for us, that collaborations that we establish will better enable us to develop and ultimately commercialize our own pipeline of potential therapeutics, or a pipeline of potential therapeutics developed with collaborators, in which we may retain a high percentage of ownership, our expectation that gross interest expense will remain relatively constant in the near future and that our additional income tax benefit will be approximately $300,000 for the remainder of 2001.

Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: both CuraGen Corporation’s and 454’s early stage of development, technological uncertainty and product development risks, uncertainty of additional funding, reliance on research collaborations, competition, both CuraGen Corporation’s and 454’s ability to protect their patents and proprietary rights and uncertainties relating to commercialization rights, our ability to develop a drug pipeline, our ability to obtain regulatory approval for our products, reliance upon technological advantages, incurring significant product liability expenses, available resources to bring pharmaceutical products to market, our ability to advance compounds and therapeutics into preclinical and clinical trials, and our ability to retain our current licensed technologies and acquire new ones. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Part II—Other Information

Item 6.    Exhibits and Reports on Form 8-K

A. Exhibits

Not applicable.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURAGEN CORPORATION.

Dated: November 13, 2001	By: /S/ JONATHAN M. ROTHBERG, PH.D.

Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

By: /S/ DAVID M. WURZER

David M. Wurzer Executive Vice-President, Treasurer and Chief Financial Officer (principal financial and accounting officer of the registrant)