Form 10-K
period 2001-12-31
CURAGEN CORP
filed 2002-04-01
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23223
CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1331400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut	06511 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 401-3330

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) on February 28, 2002, was approximately $621,047,600.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2002 was 48,820,699.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

CURAGEN CORPORATION

FORM 10-K

1

PART I

Item 1.    Business

The following Business Section contains forward-looking statements, which involve risks and uncertainties. The Registrant’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Results of Operations.”

BUSINESS

General

We are a genomics based pharmaceutical development company. We apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat large unmet medical needs. Through the application of our proprietary technologies, we are gaining an understanding of how genes and proteins function in the context of disease, and are applying this knowledge to the development of protein, antibody, and small molecule therapeutics.

Our integrated functional genomic technologies are enabling our scientists to conduct research throughout each stage of the drug discovery, drug development and pharmacogenomics screening and evaluation process. We have established internal programs to develop products to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system, or CNS, disorders.

Our efforts are focused on the development of pharmaceutical products that address unmet medical needs. At each stage of the drug development process, we plan to reevaluate the relative merits of continuing our progress solely through internal efforts or through strategic drug development alliances. We expect that by leveraging our knowledge of the human genome, we are able to gain a greater understanding of the molecular basis of disease. By combining this comprehensive understanding of disease mechanisms with our functional genomic technologies, Internet-based bioinformatic systems, and industrialized discovery and development processes, we believe that we can develop pharmaceutical products with greater efficacy and fewer side effects, and increase the probability that the most appropriate drugs will be administered to the proper patients.

Overview

The large-scale study of genes and genetic information is known as genomics. In recent years, scientists have analyzed large portions of the genetic information contained within the human genome, which is a complete set of human genetic information. The most prominent of these projects was the publicly-funded Human Genome Project. Through the study of genomics, scientists seek to understand the genetic basis of disease and to develop more effective treatments than those that are currently available. To date, the pharmaceutical, animal health and agricultural industries have not broadly used genomic approaches to investigate the molecular basis of disease when developing new products primarily because:

•	the entire sequence of the human genome has not been previously available;

•	genomics technologies have been inadequate;

•	discovery processes used by these industries have caused them to underestimate the influence of genetic and environmental factors upon disease;

•	uniform information systems necessary to drive genomics technologies have been largely unavailable; and,

•	information systems designed to manage, analyze, and ultimately understand genomic information were unavailable.

At CuraGen, we believe that we have addressed these issues through the application of proprietary technologies to better understand the molecular basis of disease, and are actively applying this knowledge to discover and develop novel pharmaceutical products. We intend to apply our proprietary genomic technologies to uncover and understand the molecular basis of disease, and expect that we will be able to exploit a unique opportunity to develop the next generation of therapeutic products to treat important complex diseases.

Complex diseases often arise through a combination of genetic and environmental factors. The successful treatment of such diseases often depends upon an understanding of how the body uses its genetic information, how disruptions in this information can lead to disease and, in turn, how drugs can arrest or reverse disease progression. Metabolic diseases, cancer, inflammatory diseases and CNS disorders are examples of such complex diseases. As scientific advances improve our understanding of the genetic basis of many diseases, we believe that the methods used by the pharmaceutical industry to develop new drugs will undergo a fundamental transformation.

Developing treatments for complex diseases remains a major technological challenge and will require an integrated set of genomics technologies, processes and information systems to be done successfully. We believe that increased information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs and the environment, coupled with information systems that enable the comprehensive understanding of this information, will accelerate drug discovery and development. We have developed our technologies, and related processes and information systems to generate this information and enable this understanding, and are actively applying this knowledge to develop pharmaceutical products.

Our Drug Discovery, Drug Development, and Pharmacogenomic Programs

We are focusing our drug discovery, drug development and pharmacogenomic programs to develop pharmaceutical products to address unmet medical needs. The discovery programs focus on identifying and validating drug targets derived from the human genome. To accomplish this, we are applying our functional genomics technologies to proprietary disease-focused research programs to systematically analyze the molecular basis of metabolic diseases, cancer, inflammation, and CNS disorders, in order to determine their distinct mechanisms of action. This approach has enabled the rapid identification of a large number of commercially valuable disease-related genes and potential drug targets. As of December 31, 2001, we were evaluating 120 potential protein drugs, 191 antibody targets, and 246 small molecule targets. We are currently advancing 170 of these projects through discovery and pre-clinical development with our partners.

Our scientists analyze human diseases that have the potential to yield protein therapeutics, monoclonal antibodies and small molecule targets, and seek to uncover variations of genes that may predispose or protect individuals from susceptibility, onset, or progression of disease. We are using this knowledge to develop drugs that are potentially safer and more effective than previously made. As part of our internal programs, we also seek patent protection for newly discovered disease-related genes and proteins, as well as for novel uses of known genes and the proteins they encode.

We have expertise in pharmacogenomics, a process of: determining how drugs work and why they fail; understanding why certain drugs may be unsafe due to adverse side effects; and, determining which drugs are appropriate for specific patients. We are using pharmacogenomic studies to find additional drug targets, to understand how current drugs work, and to prioritize the development of our own drugs.

Drug Discovery Programs

Metabolic Diseases.    Within the field of metabolic diseases, we are analyzing a variety of primary human disease tissues and genetic and cell-based models relating to specific metabolic diseases, including obesity, adult onset diabetes, and hypertension. We believe that our technologies are well suited to identifying the genes and pathways involved in these diseases, which are known to involve errors in cellular communication mechanisms and the regulation of metabolic pathways. To date, we have used our functional genomic technologies to discover genes associated with these diseases and to identify disease-related pathways and additional targets for drug discovery.

Cancer.    Cancer encompasses disease processes of almost every organ system and involves the loss of control of multiple, diverse cellular communication mechanisms and pathway regulation. We are applying our functional genomic technologies to identify the genes and pathways involved in the early development of cancer and its progression to metastatic disease. We have analyzed a number of models of cancer and have identified pathways incorporating proteins common to many of the models. Genes that are highly active in cancerous tissue may be excellent targets for the development of monoclonal antibody drugs.

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

Disorders of the Central Nervous System.    We are currently examining both psychiatric and neurological disorders in order to identify potential targets in these areas. Our efforts combine the understanding of currently marketed drugs with the best human and animal models of the disease. To date, we have studied numerous human tissues, cell lines, animal models and existing drugs with specific action in the central nervous system and uncovered a number of novel genes, pathways and potential targets.

Drug Development Programs

The goal of our drug development programs is to advance promising therapeutic candidates into the clinic. We are focusing on three broad classes of therapeutics:

•	secreted proteins;

•	fully human monoclonal antibodies raised against membrane-bound or secreted proteins; and,

•	small molecule therapeutics.

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

Therapeutic Antibodies.    We are also employing a genomics based approach for the development of monoclonal antibody therapeutics. We have identified genes that make suitable targets for monoclonal antibody therapy, may be associated with disease, and on which we potentially have an intellectual property position. These proteins will be used to make fully human monoclonal antibodies. Antibodies are naturally occurring proteins used by the body’s immune system to combat many diseases. As therapeutic products, antibodies have several potential advantages over other therapies. The highly specific interaction between an antibody and its target may, for example, reduce unwanted side effects that may occur with other therapies. Fully human antibodies are desirable because they avoid the risk of rejection present with mouse or partial mouse antibodies. We will be systematically testing human monoclonal antibodies for efficacy in human cells and animal models of disease. Monoclonal antibodies that demonstrate excellent efficacy combined with a favorable toxicity profile will be selected as clinical candidates for the treatment of disorders.

Small Molecule Therapeutics.    We are also applying our expertise in genomics and knowledge of disease to develop small molecule therapeutics. Specifically, we are identifying and validating drug targets for use in small molecule drug development. We currently do not have expertise in combinatorial and medicinal chemistry, therefore, we are actively seeking alliances that will provide us access to this expertise, in exchange for sharing the profits on therapeutics that may be developed as a result of these alliances.

Pharmacogenomic Programs

Using our functional genomic technologies, the tissues targeted by a drug, as well as the organs that might exhibit side effects, including liver, heart and kidney, can be studied in animal models thought to be indicative of human response. We believe that this information may help pharmaceutical companies select and optimize drug candidates based on improved efficacy and reduced side effects. We further believe that this information will help the pharmaceutical industry to significantly reduce the time and cost of drug development. For drugs already on the market, an understanding of the mechanism of action through pharmacogenomics can help identify appropriate patient populations and lead to an improved second generation of drugs.

We have analyzed drugs whose commercial viability or clinical indications are threatened either by a lack of understanding of how they work within the human body, the mechanism of action, or by severe side effects. Our goal is to continue to generate databases to provide pharmacology and toxicology information, to understand the mechanism of drug action, to identify patient populations that are likely to respond favorably to a particular medication and, potentially, to identify new indications or more optimal targets.

Using this approach, we have identified candidate genes predictive of drug efficacy and toxicity in model systems. Currently, we are studying over 140 marketed drugs, preclinical candidates and non-pharmaceutical toxins to identify predictive markers of drug efficacy and toxicity that can be prospectively used by us and our pharmaceutical collaborators to effectively and efficiently triage novel drugs.

In addition to understanding the genes that respond to drug treatment we are linking these genes to our database containing thousands of human genetic variations (cSNPs). The discovery of cSNPs predicting efficacy or toxicity may be of tremendous value in personalizing medicine at the genetic level by allowing researchers or physicians to:

•	expedite compounds through clinical trials;

•	reduce toxicity by segmenting patient populations; and,

•	give the right drug to the right patient.

To date, we have identified thousands of cSNPs in potential drug targets and drug response genes.

Strategic Research and Development Alliances

As part of our business strategy, we seek to establish strategic research and development alliances with companies to gain access to expertise that is currently unavailable at our Company. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix, Inc. (“Abgenix”), Alexion Pharmaceuticals, Inc. (“Alexion”), Bayer AG (“Bayer”), and Sequenom, Inc. (“Sequenom”), formerly known as Gemini Genomics plc, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances.

If any of our existing alliances were to breach, terminate or not renew their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize genomics based antibody drugs using Abgenix’ XenoMouse™ technology. This five-year alliance was established initially to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. We will reciprocate milestone and royalty payments with Abgenix for products resulting from this drug development alliance. In addition, under the agreement, Abgenix purchased 837,990 shares of our common stock at a price of $17.90 per share for $15,000,021 through a private placement.

In November 2000, we expanded our alliance with Abgenix to develop and commercialize up to 250 fully human antibody drug candidates across all disease areas. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of our common stock at a price of approximately $34.69 per share for $50,000,000 in a private placement. The shares issued to Abgenix are restricted securities under the Securities Act. In addition, all the shares issued to Abgenix, including shares previously purchased by Abgenix, were subject to a one-year lock-up restriction, which ended on November 27, 2001. After November 27, 2001, Abgenix has demand and piggyback registration rights on the shares.

Alexion

In March 2002, we entered into a multi-year drug target discovery and validation agreement with Alexion initially focused in oncology which may be expanded to include additional disease areas. The objective of the alliance is to discover and validate biologic and small molecule targets for use in developing pharmaceutical products. Throughout this agreement, we will apply our integrated functional genomic technologies to identify potential drug targets derived from research materials supplied by Alexion, and will immediately retain the rights to potential non-antibody protein therapeutics across all disease areas. We may receive near-term revenues, licensing fees for antibody and small molecule targets selected by Alexion, development milestone payments based upon Alexion’s ability to successfully advance products through the clinical development stages, and royalties from the sales of successfully commercialized drugs developed from research completed through this alliance. We also retain the rights to all antibody and small molecule drug targets that Alexion does not license from us. Under the termination provisions outlined in the agreement, either party can terminate after providing 30 days written notice of breach of contract at the conclusion of the first year of the agreement. In addition, either company can terminate on the contract’s anniversary date upon providing 90 days written notice.

Bayer

In January 2001, we signed two comprehensive drug discovery, evaluation, development, and co-commercialization agreements with Bayer. As part of these agreements, Bayer purchased 3,112,482 shares of our common stock at a price of approximately $27.31 per share in a private placement totaling $85,000,000.

The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule drugs to treat obesity and adult onset diabetes. We are to provide 80 drug targets over the first five years of the collaboration, as well as grant access to our comprehensive suite of functional genomic technologies, bioinformatics and pharmacogenomic expertise to select, prioritize and ensure that the resulting drugs are administered to the appropriate patients. Bayer will utilize its high-throughput screening, combinatorial chemistry, medicinal chemistry, pharmacology, and development expertise to develop small molecule compounds against the targets supplied by us. We will share expenses with Bayer related to later stage preclinical and clinical compound development, and both companies anticipate bringing twelve candidates in obesity and diabetes to clinical development. Both parties will jointly fund the relevant research, development and commercialization activities up to $1,340,000,000 over a 15-year period. Ultimately, we will jointly commercialize drugs resulting from this alliance with Bayer, and then share profits 56% to 44% between Bayer and us. Under the termination provisions outlined in the agreement, either party can terminate upon breach of contract or if there is a change in corporate control, upon providing 30 days written notice to the other party.

The second is a broad, five-year pharmacogenomic and toxicogenomic agreement that is expected to provide us with $39,000,000 in revenues over the term of the agreement. We will apply our functional genomic technologies and pharmacogenomics expertise to evaluate Bayer’s developmental and preclinical pipeline of pharmaceutical compounds across all disease areas. Through the efforts of this collaboration, Bayer and we expect to reduce drug development costs, reduce the time to market, and create safer and more efficacious drugs. In addition, we and Bayer intend to compile a database of gene-based markers and information that will enable scientists to predict potential drug toxicities, understand how particular drugs work, and identify new disease indications. Both parties have exclusive rights to use the established database, however we have the right to market toxicity screening services that will incorporate information from this database and pay Bayer royalties on the resulting revenues. During the later stages of this collaboration, Bayer has an option to negotiate a technology transfer agreement. Under the termination provisions outlined in the agreement, either party can terminate at any time upon mutually agreeing to do so, or after 30 days written notice of breach of contract.

Sequenom

In April 2000, we entered into a comprehensive, renewable two-year collaboration with Gemini Genomics (Gemini was purchased by Sequenom in September 2001) to link cSNPs and clinical information to identify and validate novel drug targets for use in the discovery and development of pharmaceutical and diagnostic products. The parties intend to associate thousands of our human genetic variants with disease traits derived from Gemini’s database of clinical populations, in order to validate genes and genetic variants that contribute to the onset of complex diseases such as obesity and diabetes, cancer, autoimmune diseases, and psychiatric disorders. We intend to apply this information to advance the development of drugs and to discover diagnostics for use in selecting and prescribing the most appropriate drugs to treat human diseases.

In October 2000, we entered into a new drug target discovery collaboration with Gemini, which includes the application of our proteomic technologies to identify potential therapeutic intervention points by identifying important disease-related pathways and examining interactions between proteins within those biochemical pathways. The parties will jointly own intellectual property arising from this collaboration and it is anticipated that this collaborative research will enable Gemini and us to identify key targets for drug discovery and understand the biological context of disease-associated genes. This collaboration builds upon the prior collaborative research agreement established in April 2000. Under the termination provisions outlined in the agreement, either party can terminate the collaboration upon 60 days written notice of breach of contract. In March 2002, the companies extended their relationship for a one-year period to conduct further research.

In addition to the above listed alliances, we have established relationships with more than 100 universities, academic institutions, and individual companies to gain access to disease tissue samples, disease models, and select technologies. Individually, we do not consider these relationships to be of a material nature, but as a group they form an important component of our business.

Service-Based Research Collaborations

Historically, we sought to enter into service-based research collaborations with pharmaceutical, biotechnology, and life science companies as a means of generating near-term revenues and validating our technology platform. As a natural part of our evolution into an integrated genomics based pharmaceutical development company, we are no longer seeking to enter into strict fee-for-service-only collaborations. In these collaborations, the collaborators typically had the right to license, for an up-front fee, discoveries arising from a collaboration, including rights to novel genes, novel uses of previously identified genes, protein drugs, antibody targets, small molecule drug targets, as well as markers for prioritizing drugs and markers for selecting patient populations. Collaborations typically included possible milestone payments to us based on objectives achieved and potential royalty payments to us on sales of products developed using discoveries made through the use of our technology. Currently, we have two remaining service-based collaborations underway with Genentech, Inc. (“Genentech”) and Ono Pharmaceutials Co., Ltd. (“Ono”). In addition to the two remaining service-based collaborations, we have successfully conducted research with, and have the potential to receive future milestones and royalties from companies including Biogen, Inc., COR Therapeutics, Inc., DuPont/Pioneer Hi-Bred International, Inc., GlaxoSmithKline, Inc., Hoffmann-La Roche Inc. and its affiliate, Roche Vitamins, Inc., and Monsanto Company. Refer to Note 4 of our consolidated financial statements for revenue information on major customers.

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

In November 1997, we entered into a research collaboration with Genentech to discover novel genes and therapeutics across a range of Genentech-specified disease programs. Genentech has an option to acquire licenses to certain discoveries arising from the collaboration. In March 2000, Genentech extended their agreement through December 31, 2002 and paid us an undisclosed amount for discoveries through this date stemming from our collaboration.

Ono

In June 2000, we entered into an expandable, two-year pharmacogenomic collaboration with Ono to apply our platform of functional genomic technologies to gain a greater understanding of how drugs work, their potential side effects, and to determine how genetic variations influence an individual’s specific response to a particular drug. Understanding how genes influence and affect drug efficacy and toxicity will potentially enhance Ono’s ongoing effort to evaluate and select the safest and most efficacious drug candidates for further advancement into clinical trials. Under the termination provisions outlined in the agreement, either party can terminate the collaboration at any time by providing 60 days written notice.

Integrated Functional Genomic Technologies

Our Internet-enabled functional genomic technologies, processes and information systems are fully integrated through a bioinformatics operating system that enables the rapid generation of comprehensive information about gene and protein function and about their interactions with drugs, the environment, and diverse patient populations. Our technologies and information systems are comprised of functional genomic technologies, automated processes, related databases and bioinformatics systems. In addition to accelerating the discovery of new drug candidates, we are also using our technologies to predict the efficacy and safety of drug candidates currently in pharmaceutical development pipelines, and to review the performance and side effects of drugs already being marketed. This approach, referred to as pharmacogenomics, is aiding in the development of more effective and safer drugs. Pharmacogenomics can also potentially be utilized to identify more appropriate patient populations for use in clinical drug studies.

We have integrated our functional genomic technologies, processes and databases through a computer operating system that we refer to as the GeneScape bioinformatics platform, which tracks and analyzes data and integrates all aspects of process management, data analysis and visualization. GeneScape is also a web-based portal that provides simultaneous, real-time access to our technologies, systems, databases and bioinformatics to researchers at multiple sites, allowing them to work together on discovery and development projects. We plan to continue enhancing the functionality and integrating additional technologies on our GeneScape operating platform.

Our integrated functional genomic technologies, processes and information systems are designed to overcome significant technological limitations present in existing gene-based drug discovery and development methods. Our technology platform rapidly generates comprehensive information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs, the environment and diverse patient populations. Our technology platform has been used by our collaborators and ourselves to analyze many diseases and has led to the discovery of a number of disease-related genes, drug targets and potential drugs.

Drug Target Identification, Qualification, and Validation

Our gene sequencing technology generates comprehensive sequence databases of expressed genes from any species and is used to identify cSNPs. Our gene expression technology measures substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes and to measure their activity. Specifically, we designed our gene discovery and analysis technologies to:

•	comprehensively measure the expression levels of 95% of the genes expressed in any species; and,

•	be integrated into an efficient, automated, high-throughput process.

The combination of these traits enables us to rapidly generate large databases of gene expression profiles. These technologies also permit us to pursue research programs for many disease systems and systematically process many samples in parallel. As a result, we are able to discover and seek patent protection for many commercially valuable disease-related genes and gene products.

We have developed our proprietary technologies to reduce the time and cost associated with the identification and functional understanding of targets for therapeutic intervention. Genes identified through the application of our technologies may potentially act as drug targets. Our protein pathway analysis technology is an automated, high-throughput process that identifies interactions between combinations of proteins and assembles these protein-protein interactions into our proteomics database. By identifying such protein-protein interactions and comparing them with known pathways within the proteomics database, we can determine the role of these proteins within a given biological pathway. We have designed our proteomic technologies to permit disease-related genes to be linked rapidly to specific biological pathways, providing valuable information that can lead to the discovery of new genes and additional targets for therapeutic intervention.

Once potential drug targets are identified, we apply technologies and processes to qualify and validate the discoveries as actual drug targets. To accomplish these, we have industrialized a series of “wet” biology approaches that include gene analysis across human disease tissue samples, cellular and biochemical assays, and in vitro and in vivo models of disease. Each of these processes further characterizes the drug targets, thus providing scientists with a greater insight into their role in drug development.

Pharmacogenomics and Pharmacogenetics

Our functional genomic technologies can also be used in preclinical and clinical trials to predict which drugs are more likely to be effective by analyzing gene expression changes induced by drug treatment in humans and animal models. We have generated gene expression databases for numerous drugs already on the market to accelerate the development of an improved generation of drugs with fewer side effects and to assist in the selection of appropriate patient populations. By correlating gene expression levels and the activities of biological pathways following treatment with specific drugs, we may be able to minimize the side effects of drugs, to identify appropriate patient populations for existing drugs and to aid in the development of safer and more effective drugs. In addition we use our gene sequence database to identify cSNPs in genes that respond to drugs, and can use these variations for identifying the most appropriate patients for a specific drug treatment.

Technology Integration and Information Systems (Our GeneScape Bioinformatics Platform)

We have integrated our genomic technologies under a single bioinformatics operating system we refer to as our GeneScape bioinformatics platform. This system unifies all aspects of process management, data storage and analysis, and visualization programs used in our technologies.

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

Technology Subsidiary

In June 2000, we announced the formation of 454 Corporation (“454”), a majority-owned subsidiary established to develop novel technologies for rapidly and comprehensively analyzing entire genomes. The technologies being developed at 454 are expected to have broad applications in drug discovery, preclinical drug development, and the field of pharmacogenetics. This subsidiary was funded primarily with $40,000,000 from investors including ourselves, Soros Fund Management, L.L.C., Cooper Hill Partners, L.L.C, and members of our senior management team.

Competition

We face, and will continue to face, intense competition from one or more of the following entities:

•	pharmaceutical companies;

•	biotechnology companies;

•	diagnostic companies;

•	academic and research institutions; and,

•	government agencies.

We are also subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics generally is highly competitive. Our competitors in the genomics area include:

•	Human Genome Sciences, Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	major pharmaceutical companies; and,

•	universities and other research institutions (including those receiving funding from the federally funded Human Genome Project).

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

Intellectual Property

Our business and competitive position depends on our ability to protect our genomic technologies, gene sequences, products, information systems and proprietary databases, software and other methods and technology. We continually file patent applications for our proprietary methods and devices for sequencing, gene expression analysis, for discovery of biological pathways and for drug screening and development. As of the date of this report, we had approximately 856 patent applications pending covering approximately 4,220 novel genes and gene transcripts, as well as our technology, discoveries and products with the United States Patent and Trademark Office (“USPTO”), and had filed numerous corresponding international and foreign patent applications. As of the date of this report, we had been issued 19 patents with respect to aspects of our technologies, discoveries and products with expiration dates from 2015 and thereafter.

On January 5, 2001, the USPTO issued new guidelines for patent applications reflecting the USPTO’s current policy regarding statutory written description and utility requirements for patentability. The implementation of these new guidelines may cause the USPTO initially to reject some of our pending new gene and protein patent applications. Although we believe that we will overcome such rejections to any of our new gene and protein cases, there is no guarantee that the USPTO will approve them. We strive especially to gain issued patents for our commercially important genes and proteins. The new guidelines are not expected to impact pending cases directed to technology platforms.

Government Regulation

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the:

•	size of the patient population;

•	proximity of patients to clinical sites;

•	eligibility criteria for the study; and

•	existence of competitive clinical trials.

We have not submitted an investigational new drug application for any product candidate, and no product candidate of ours has been approved for commercialization in the United States or elsewhere. We, or any of our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure by us, or our collaborators, to obtain required governmental approvals will delay or preclude our collaborators or us from marketing drugs or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

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

GeneScape®, GeneCalling®, Niagara®, QEA®, OGI®, SeqCalling™, PathCalling®, HitCalling™, SNPCalling™, GeneTools™, Niagara™, MicroNiagara™, NanoNiagara™, CuraGen™, CuraMode®, CuraTools®, CuraMap™, CuraSelect™, CuraTox® , GeneScape Portal® , GENEANGLER™ and SEQEXTENDER™ and other trademarks of CuraGen Corporation mentioned in this report are the property of CuraGen Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

Employees

As of December 31, 2001, we and 454, our majority-owned subsidiary, had 506 full and part-time employees, 171 of whom hold Ph.D., M.D. or J.D. degrees. The employee group includes engineers, physicians, molecular biologists, chemists, lawyers and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

Item 2.    Properties

We maintain our principal administrative offices along with research facilities in both Branford and New Haven, Connecticut. We lease a total of approximately 130,000 square feet at all locations. The leases are for terms of two to five years, and generally provide renewal options for terms of up to five years. In addition, we expect to construct a 62,000 square foot protein production facility on newly acquired land in Branford during the second half of 2002 and the first half of 2003. We believe that our facilities are adequate for our current operations or that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CRGN”. We effected a two-for-one stock split in March 2000, and accordingly, the prices below are shown on a post-split basis. The following table sets forth, for the periods indicated, the low and high closing prices per share for our common stock, as reported by the Nasdaq National Market:

	2000
	Low	High
Quarter Ended March 31, 2000	$31.3125	$118.2500
Quarter Ended June 30, 2000	23.3750	46.3125
Quarter Ended September 30, 2000	32.3906	53.2812
Quarter Ended December 31, 2000	26.8125	64.8750

	2001
	Low	High
Quarter Ended March 31, 2001	$18.9375	$44.0625
Quarter Ended June 30, 2001	20.6250	41.1300
Quarter Ended September 30, 2001	16.0500	38.1300
Quarter Ended December 31, 2001	19.0800	24.8000

On February 28, 2002, the closing price of our common stock on the Nasdaq National Market was $16.63 per share.

Stockholders

As of February 28, 2002, there were approximately 200 shareholders of record of our common stock and, according to our estimates, 14,065 beneficial owners of our common stock. All of our nonvoting common stock, which was previously held by Genentech, Inc., was converted to voting common stock in November 2001.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2001 are derived from our consolidated balance sheets as of December 31, 2000 and 2001 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years ended December 31, 1999, 2000 and 2001 and notes thereto as audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this report. The balance sheet data as of December 31, 1997, 1998 and 1999 and the statement of operations data for each of the two years in the period ended December 31, 1998 have been derived from our related financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$23,475	$20,838	$15,104	$9,257	$5,897
Net loss attributable to common stockholders	(42,912)	(26,978)	(25,763)	(18,936)	(7,290)
Net loss per share attributable to common stockholders	(0.89)	(0.70)	(0.89)	(0.78)	(0.46)
Weighted average number of common shares outstanding attributable to common stockholders	48,208	38,748	28,802	24,402	15,777

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$508,349	$477,031	$76,374	$43,294	$17,417
Working capital	496,131	462,543	67,890	33,066	14,739
Total assets	538,701	499,163	93,894	60,804	26,519
Total long-term liabilities	152,297	154,907	8,410	6,984	4,375
Accumulated deficit	(124,592)	(81,680)	(54,702)	(28,939)	(10,511)
Stockholders’ equity	355,945	311,610	74,998	42,475	13,682
Cash dividends declared per common share	None	None	None	None	None

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a genomics based pharmaceutical development company. We apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease. We use this information to develop protein, antibody, and small molecule therapeutics to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf. We have established an alliance with Abgenix, Inc. (“Abgenix”) to develop antibody drugs across all diseases areas, and have established an alliance with Bayer AG (“Bayer”) to develop small molecule drugs to treat obesity and diabetes. We are currently pursuing additional collaborations to develop small molecule drugs across other disease areas.

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

Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug discovery and development programs. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances with Bayer and Abgenix, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. We have also established a majority-owned subsidiary, 454 Corporation (“454”), to develop novel technologies for rapidly and comprehensively analyzing entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

Our failure to successfully develop and market pharmaceutical products over the next several years would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies and respective expertise are not expected for several years, if at all.

The 1999 and 2000 consolidated financial statements have been reclassified to conform to the classifications used in 2001. All dollar amounts are shown in thousands, except per share data.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, which are more fully described in Note 1 to our consolidated financial statements, include the following:

Revenue Recognition.    We have entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Revenue is recognized based upon work performed or upon the attainment of certain benchmarks or milestones specified in the related agreements. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange agreement are based upon the fair value of the work performed by each collaborative partner. Deferred revenue arising from payments received from collaborative agreements is recognized as income when earned.

Cash, Cash Equivalents and Short-Term Investments.    We consider investments readily convertible into cash, with an original maturity of three months or less, to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of the investments approximates fair value due to their short maturity.

Property and Equipment.    Property and equipment are recorded at cost. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. Under accounting principles generally accepted in the United States of America, land is not required to be depreciated.

Patent Application Costs.    Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method.

Stock-Based Compensation.    In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was effective for us beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board (“APB”) No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. We will continue to apply APB No. 25 to our stock-based compensation awards to employees.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenue.    Collaboration revenue for the year ended December 31, 2001 was $23,475, an increase of $2,637, or 13%, as compared to $20,838 for the corresponding period in 2000. Revenues recorded in the twelve month period ended December 31, 2001 were primarily related to our collaborative arrangements with Abgenix, Bayer, COR Therapeutics, Inc. (“COR”), and GlaxoSmithKline, Inc. (“GSK”) while the same period in 2000 primarily included revenue from our collaborative arrangements with Abgenix, COR, Genentech, Inc. (“Genentech”) and GSK. Revenue from each of Abgenix, Bayer, and GSK accounted for 10% or more of our total revenue in fiscal 2001. Abgenix, COR, DuPont/Pioneer Hi-Bred International, Inc. (“DuPont/Pioneer Hi-Bred”), Genentech, GSK, Hoffmann-La Roche Inc. and its affiliate, Roche Vitamins, Inc. (“Roche”) each accounted for 10% or more of our total revenue in 2000.

The revenue we recognize under our collaborative agreements is generally based upon work performed or the attainment of certain benchmarks and milestones specified in the related agreements. Future revenue growth will be dependent upon our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully develop and market products that may arise from our own internal product pipeline. We expect 2002 collaborative revenues to decrease slightly from 2001 levels, unless we enter into new agreements, or receive royalties and milestone payments from products currently under development by our current and former collaborative partners.

Operating Expenses.    Collaborative research and development expenses for the year ended December 31, 2001 were $65,849 compared to $40,951 for the same period in 2000. The increase of $24,898, or 61%, was primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs. Future collaborative research and development expenses are expected to continue to increase as our research and development facilities are expanded to accommodate our drug discovery and development efforts, as we continue advancing our products towards clinical development, and as the operations of 454 continue to grow.

General and administrative expenses for the year ended December 31, 2001 increased $4,587, or 32%, to $18,831 as compared to $14,244 for the same period in 2000. The increase was primarily attributable to higher recruiting, personnel, payroll and marketing costs, expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate that general and administrative expenses will continue to increase in support of the advancement of our drug discovery and development efforts.

Interest Income, Net.    Net interest income for the year ended December 31, 2001 of $13,237 increased $7,586, or 134%, as compared to $5,651 for the same period in 2000. Gross interest income for the year ended December 31, 2001 of $23,790 increased $8,073, or 51%, as compared to $15,717 for the same period in 2000.

The increase in gross interest income was primarily due to higher cash, cash equivalent and short-term investment balances as a result of funds we received from the proceeds of our public offering in November 2000 and from the combined net proceeds from our private placements with Abgenix in November 2000 and Bayer in January 2001, offset by recent declines in interest rates. We anticipate that gross interest income will begin to decrease as cash, cash equivalent and short-term investment balances are utilized in the normal course of operations. Gross interest expense for the year ended December 31, 2001 of $10,553 represented an increase of $487, or 5%, as compared to $10,066 for the year ended December 31, 2000. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We expect gross interest expense to remain relatively constant in 2002.

Income Taxes.    For the year ended December 31, 2001, we have recorded a Connecticut research and development income tax benefit of $3,550. We recorded this income tax benefit as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for foregoing carryforward of their research and development credit. During 2002, we anticipate that the income tax benefit will be approximately $1,200, as we incur additional qualifying collaborative research and development costs. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Net Loss.    For the twelve months ended December 31, 2001, we reported a net loss of $42,912, or $0.89 per share as compared to $26,978, or $0.70 per share, for the same period in 2000. Since inception, we have incurred operating losses, and as of December 31, 2001, we had an accumulated deficit of $124,592. We have not paid any federal income taxes.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the year ended December 31, 2001, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1,506 as compared to $328 for the same period in 2000. The increase of $1,178, or 359%, was primarily due to 454’s increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, as well as additional personnel costs, all of which were incurred during a full twelve month period in 2001, as compared to seven months during 2000, since 454 was formed in June 2000. As the expected future level of 454’s loss increases, we anticipate recording an increased minority interest in subsidiary loss based upon the minority shareholders’ ownership percentage.

Years Ended December 31, 2000 and 1999

Revenue.    Collaboration revenue for the year ended December 31, 2000 was $20,838, an increase of $6,371, or 44%, as compared to $14,467 for the corresponding period in 1999. The increase for the twelve months ended December 31, 2000 was largely due to revenue recorded under our collaborative arrangements with Abgenix, COR, Genentech and GSK. The increase was offset by a decrease in grant revenue due to the completion of all of our federal grants during 1999. Revenue from each of Abgenix, COR, DuPont/Pioneer Hi-Bred, Genentech, GSK, Roche accounted for 10% or more of our total revenue in fiscal 2000. Biogen, Inc., DuPont/Pioneer Hi-Bred, GSK, Roche each accounted for 10% or more of our total revenue in 1999.

Operating Expenses.    Collaborative research and development expenses for the year ended December 31, 2000 were $40,951 compared to $29,518 for the same period in 1999. The increase of $11,433, or 39%, was primarily attributable to internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses and additional personnel costs. The decrease in grant research expenses was attributable to the completion of our federal grants during 1999.

General and administrative expenses for the year ended December 31, 2000 increased $4,883, or 52%, to $14,244 as compared to $9,361 for the same period in 1999. The increases were primarily attributable to higher recruiting, personnel, payroll and marketing costs, upgrades to our administration facilities and related increased rent expense, as well as legal expenses in support of the development of our intellectual property portfolio.

Interest Income, Net.    Net interest income for the year ended December 31, 2000 of $5,651 increased $4,564, or 420%, compared to $1,087 for 1999. Gross interest income for the year ended December 31, 2000 of $15,717 increased $13,438, or 590%, as compared to $2,279 for the same period in 1999. The increase in gross interest income was primarily due to higher cash, cash equivalent and short-term investment balances as a result of funds we received from the completion of our convertible subordinated debt offering in February 2000, the inclusion of cash raised in conjunction with the formation of our subsidiary 454 in June 2000 and from the proceeds of our public offering in November 2000. Gross interest expense for the year ended December 31, 2000 of $10,066 increased $8,874, or 745%, compared to $1,192 for 1999. This increase in gross interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000.

Income Taxes.    For the year ended December 31, 2000, we recorded a Connecticut research and development income tax benefit of $1,400. This income tax benefit was a result of recent Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of their research and development credit.

Net Loss.    For the year ended December 31, 2000, we reported a net loss of $26,978, or $0.70 per share, as compared to a net loss of $25,763, or $0.89 per share, in 1999.

Minority Interest in Subsidiary Loss.    For the year ended December 31, 2000, minority interest in subsidiary loss of $328 was recorded for the portion of 454’s loss attributable to stockholders of 454 other than us.

Liquidity and Capital Resources

As of December 31, 2001, we had $508,349 in cash, cash equivalents and short-term investments, compared to $477,031 as of December 31, 2000. This increase was primarily a result of our receipt of $85,000 from our private placement with Bayer in January 2001, partially offset by operating losses in support of our research and development activities and interest paid to the holders of our convertible subordinated debt issued in February 2000. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants, and capital leases. As of December 31, 2001, we had recognized $80,854 of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At December 31, 2001, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $36,952. At December 31, 2001, equipment with a gross book value of $10,301 secures our equipment financing facilities. We anticipate that we will use net proceeds of up to $15,000 from our available lease line for capital expenditures over the next several years, primarily for the purchase of additional equipment and improvements at our laboratories. We had approximately $1,700 in material commitments for capital expenditures at December 31, 2001.

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

Cash Flows For The Year Ended December 31, 2001

Operating Activities.    Net cash used in operating activities was $38,075 for the year ended December 31, 2001 and was primarily due to the $35,881 net cash loss from operations and increases in prepaid expenses, accrued payroll and related items and other current liabilities of $2,128, $556 and $782, respectively, offset by decreases in income taxes receivable and deferred revenue of $544 and $1,827, respectively.

Investing Activities.    Net cash used in investing activities was $138,997 for the year ended December 31, 2001 and was primarily due to net outflows from purchases and maturities of short-term investments of $125,195, acquisitions of property and equipment of $11,382 and payments of $2,583 for intangible assets, substantially consisting of deferred real estate costs.

Financing Activities.    Net cash provided by financing activities was $83,195 for the year ended December 31, 2001 and primarily included proceeds of $85,000 from the private placement of common stock to Bayer, proceeds from the sale-leaseback of equipment and exercises of stock options in the amount of $901 and $888, respectively, offset by payments on capital lease obligations of $3,518.

Future Liquidity

Sources of Liquidity.    During 2002, we expect to fund our operations through a combination of the following sources: cash, cash equivalents and short-term investment balances; collaboration revenue; gross interest income; available lease lines; draw-downs on our collaborator loan facility; tax benefits from the State of Connecticut; stock option exercises; and, potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity.    Throughout 2002, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses: research and development expenses; general and administrative expenses; gross interest expense; and, facilities and equipment costs. In order to advance our therapeutic pipeline in a cost effective and efficient manner, we will invest approximately $40,000 to build a protein production facility that will enable scientists to maintain the control necessary to expedite production of these therapeutics. We expect to incur approximately 50% of the costs associated with this capital investment in the second half of 2002 and the remainder during the first half of 2003. In addition, we anticipate that we will also incur additional capital expenditures in 2002, primarily for the purchase of equipment and tenant improvements at our existing research facilities and administrative offices.

In addition to the above mentioned operating uses of liquidity, the following table represents our future contractual obligations as of December 31, 2001:

	Payments Due Year Ended December 31,
	Total	2002	2003	2004	2005	2006
Capital leases	$5,568	$3,529	$1,770	$269	$—	$—
Operating leases	2,219	1,406	225	235	243	110
Interest on convertible subordinated debt	45,000	9,000	9,000	9,000	9,000	9,000

Total	$52,787	$13,935	$10,995	$9,504	$9,243	$9,110

We believe that our existing cash, cash equivalent and short-term investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2002. Our expenditures are considered to be crucial to our future success and by continuing to make strategic investments in research and development, we are building substantial value for our shareholders. While we will continue to explore alternate sources for financing our business activities, including the possibility of public and/or private offerings of our securities, we cannot assure that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development.

Income Taxes

At December 31, 2001, we had federal and Connecticut net operating loss carryforwards for income tax purposes of $182,874 and $173,015, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. We also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of $7,209 and $6,202, respectively, at December 31, 2001.

At December 31, 2001, 454 had federal and Connecticut net operating loss carryforwards for income tax purposes of $4,289 and $4,037, respectively. Federal net operating loss carryforwards expire beginning in 2016, and Connecticut net operating loss carryforwards begin expiring in 2021. 454 also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of $196 and $0, respectively, at December 31, 2001.

Minority Interest in Subsidiary

As of December 31, 2001, minority interest in subsidiary was $13,899. Minority interest in subsidiary is related to the establishment of 454, a majority-owned subsidiary, during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3,929 as a result of our contribution of technology to 454, less the minority shareholders’ portion of various expenses incurred to date. The loss attributed to the minority ownership in 454 is expected to increase during 2002 as 454 ramps up expenditures associated with technology development.

Recently Enacted Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133”, and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activitites”, became effective for fiscal years beginning after June 15, 2000. We have determined that the adoption of SFAS 133 will have no impact on our consolidated financial statements. We have not entered into derivatives contracts either to hedge existing risks or for speculative purposes.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”)”, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”)”. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. We have determined that the adoption of SFAS 141 will have no impact on our consolidated financial statements.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We have determined that the adoption of SFAS 142 will have no impact on our consolidated financial statements.

SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this standard to affect our consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. It establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 became effective January 1, 2002. We do not expect adoption of the new standard to affect our consolidated financial statements.

Certain Factors That May Affect Results of Operations

This report may contain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding: (i) our ability to apply proprietary genomic technologies to understand the molecular basis of disease and develop the next generation of therapeutic products for important diseases, (ii) the expected transformation of the pharmaceutical industry and our opportunities with respect thereto, (iii) our ability to advance promising therapeutics into the clinic and to leverage the entire human genome in order to accomplish that goal, (iv) our ability to establish our fully integrated technologies and GeneScape operating system as the preferred platform for genomics, drug discovery, drug development and pharmacogenomics, (v) the likely success of our technologies, (vi) the expected benefits, effects, efficiency and performance of our services and products, (vii) our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by current and former collaborators and successfully develop and market products from our internal product pipeline, (viii) the suitability of Company-discovered genes and proteins involved in diabetes, hypertension and obesity as targets for small molecule drug development, (ix) the capacity of our products to predict the efficiency and safety of drugs already on the market and in development pipelines, (x) the ability of our subsidiary, 454, to commercialize products upon their development and create a future source of revenues for us, (xi) the expected future levels of losses, operating expenses and material commitments. Such statements are based on our management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our stage of development as a genomics based pharmaceutical company, uncertainties of clinical trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, and our ability to protect our patents and proprietary rights, and uncertainties relating to commercialization rights.

For further information, refer to the more specific risks and uncertainties discussed throughout this discussion and analysis.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Currently, we maintain approximately half of our cash, cash equivalents and short-term investments in financial instruments with original maturity dates of three months or less, and the remainder in financial instruments with original maturity dates of greater than three months but less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on our financial condition.

Our outstanding long-term liabilities as of December 31, 2001 bear interest at fixed rates, therefore, our results of operations would not be affected by interest rate changes. Although future borrowings would be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Item 8.    Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$329,495	$235,618
Short-term investments	147,536	272,731
Income taxes receivable	1,400	856
Other current assets	671	676
Prepaid expenses	682	2,810

Total current assets	479,784	512,691

Property and equipment, net	14,188	19,376
Notes receivable—related parties	328	190
Other assets	316	131
Intangible assets, net	4,547	6,313

Total assets	$499,163	$538,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,587	$3,476
Accrued expenses	1,764	1,744
Accrued payroll and related items	1,368	1,924
Interest payable, short-term	3,750	3,750
Deferred revenue	3,852	2,025
Deferred rent	59	59
Current portion of obligations under capital leases	2,861	2,800
Other current liabilities	—	782

Total current liabilities	17,241	16,560

Long-term liabilities:
Deferred rent, net of current portion	59	—
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	4,848	2,297

Total long-term liabilities	154,907	152,297

Commitments and contingencies
Minority interest in subsidiary	15,405	13,899
Stockholders’ equity:
Common Stock—Voting; $.01 par value, issued and outstanding 44,050,017 shares at December 31, 2000, and 48,729,319 shares at December 31, 2001	441	487
Common Stock—Non-Voting; $.01 par value, issued and outstanding 1,270,272 shares at December 31, 2000, and none at December 31, 2001	13	—
Additional paid-in capital	392,867	480,050
Accumulated deficit	(81,680)	(124,592)
Unamortized stock-based compensation	(31)	—

Total stockholders’ equity	311,610	355,945

Total liabilities and stockholders’ equity	$499,163	$538,701

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Revenue:
Grant revenue	$637	$—	$—
Collaboration revenue	14,467	20,838	23,475

Total revenue	15,104	20,838	23,475

Operating expenses:
Grant research	418	—	—
Collaborative research and development	29,518	40,951	65,849
Asset impairment expense	2,657	—	—
General and administrative	9,361	14,244	18,831

Total operating expenses	41,954	55,195	84,680

Loss from operations	(26,850)	(34,357)	(61,205)
Interest income, net	1,087	5,651	13,237

Net loss before income taxes and minority interest in subsidiary loss	(25,763)	(28,706)	(47,968)
Income tax benefit	—	1,400	3,550
Minority interest in subsidiary loss	—	328	1,506

Net loss	$(25,763)	$(26,978)	$(42,912)

Basic and diluted net loss per share	$(0.89)	$(0.70)	$(0.89)

Weighted average number of shares used in computing basic and diluted net loss per share	28,802	38,748	48,208

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended December 31, 1999, 2000 and 2001
(in thousands, except number of shares)

	Number of Shares	Voting Common Stock ($.01 par value)	Number of Shares	Non-Voting Common Stock ($.01 par value)	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-Based Compensation	Total
January 1, 1999	26,633,514	$267	—	—	$71,917	$(28,939)	$(769)	$42,476
Issuance of common stock	5,060,034	50	1,955,272	$20	55,930	—	—	56,000
Stock issuance costs	—	—	—	—	(118)	—	—	(118)
Amortization and write-off of stock-based compensation	—	—	—	—	(193)	—	454	261
Amortization of warrants—capital lease obligations	—	—	—	—	(16)	—	—	(16)
Exercise of employee stock options	184,838	2	—	—	661	—	—	663
Exercise of non-employee stock options	912,000	9	—	—	992	—	—	1,001
Issuance of options to non-employees	—	—	—	—	104	—	—	104
Stock-based 401(k) employer plan match	52,690	1	—	—	306	—	—	307
Other	—	—	—	—	84	—	—	84
Net loss	—	—	—	—	—	(25,763)	—	(25,763)

December 31, 1999	32,843,076	329	1,955,272	20	129,667	(54,702)	(315)	74,999
Issuance of common stock	6,241,442	62	—	—	246,738	—	—	246,800
Issuance of warrants	—	—	—	—	12,500	—	—	12,500
Stock issuance costs	—	—	—	—	(10,949)	—	—	(10,949)
Amortization and write-off of stock-based compensation	—	—	—	—	(131)	—	284	153
Amortization of warrants—capital lease obligations	—	—	—	—	(17)	—	—	(17)
Exercise of employee stock options	775,782	8	—	—	2,672	—	—	2,680
Exercise of non-employee stock options	356,224	4	—	—	900	—	—	904
Exercise of non-employee warrants	3,137,732	31	—	—	6,433	—	—	6,464
Issuance of options to non-employees	—	—	—	—	591	—	—	591
Stock-based 401(k) employer plan match	10,761	—	—	—	534	—	—	534
Conversion of non-voting common stock	685,000	7	(685,000)	(7)	—	—	—	—
Gain on sale of technology to subsidiary	—	—	—	—	3,929	—	—	3,929
Net loss	—	—	—	—	—	(26,978)	—	(26,978)

December 31, 2000	44,050,017	441	1,270,272	13	392,867	(81,680)	(31)	311,610
Issuance of common stock	3,112,482	31	—	—	84,969	—	—	85,000
Stock issuance costs	—	—	—	—	(125)	—	—	(125)
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	31	31
Amortization of warrants—capital lease obligations	—	—	—	—	(5)	—	—	(5)
Exercise of employee stock options	200,546	2	—	—	788	—	—	790
Exercise of non-employee stock options	32,848	—	—	—	98	—	—	98
Exercise of non-employee warrrants	30,000	—	—	—	61	—	—	61
Issuance of options to non-employees	—	—	—	—	656	—	—	656
Stock-based 401(k) employer plan match	33,154	—	—	—	741	—	—	741
Conversion of non-voting common stock	1,270,272	13	(1,270,272)	(13)	—	—	—	—
Net loss	—	—	—	—	—	(42,912)	—	(42,912)

December 31, 2001	48,729,319	$487	—	—	$480,050	$(124,592)	—	$355,945

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(25,763)	$(26,978)	$(42,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment expense	2,657	—	—
Depreciation and amortization	5,552	6,090	7,109
Non-monetary compensation	365	744	687
Stock-based 401(k) employer plan match	307	534	741
Minority interest	—	(328)	(1,506)
Changes in assets and liabilities:
Income taxes receivable	—	(1,400)	544
Other current assets	(242)	196	(5)
Prepaid expenses	(642)	454	(2,128)
Other assets	127	(70)	74
Accounts payable	(934)	1,744	(111)
Accrued expenses	534	750	(20)
Accrued payroll and related items	(331)	534	556
Interest payable	—	3,729	—
Deferred revenue	(892)	(131)	(1,827)
Deferred rent	(112)	(69)	(59)
Other current liabilities	—	—	782

Net cash used in operating activities	(19,374)	(14,201)	(38,075)

Cash flows from investing activities:
Acquisitions of property and equipment	(8,626)	(4,273)	(11,382)
Payments for intangible assets	(96)	(463)	(2,583)
(Loans to) Repayments from related parties	(4)	(232)	138
Proceeds from sale of fixed assets	1	165	25
Net outflows from purchases and maturities of short-term investments	(29,733)	(117,804)	(125,195)

Net cash used in investing activities	(38,458)	(122,607)	(138,997)

Cash flows from financing activities:
Payments on capital lease obligations	(3,020)	(3,318)	(3,518)
Proceeds from issuance of Common Stock	56,000	246,800	85,000
Proceeds from issuance of 454 Corporation Preferred Stock	—	20,000	—
Proceeds from issuance of warrants	—	12,500	—
Proceeds from sale-leaseback of equipment	6,654	—	901
Proceeds from issuance of convertible subordinated debt	—	150,000	—
Payments of stock issuance costs	(118)	(11,288)	(125)
Payments of financing costs	—	(5,080)	(12)
Proceeds from exercise of stock options	1,664	3,583	888
Proceeds from exercise of warrants	—	6,464	61

Net cash provided by financing activities	61,180	419,661	83,195

Net increase (decrease) in cash and cash equivalents	3,348	282,853	(93,877)
Cash and cash equivalents, beginning of year	43,294	46,642	329,495

Cash and cash equivalents, end of year	$46,642	$329,495	$235,618

Supplemental cash flow information:
Interest paid	$1,041	$5,652	$9,767
Noncash financing transactions:
Obligations under capital leases	$8,382	—	$901

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (the “Company” or “CuraGen”) is a genomics based pharmaceutical development company that applies integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat large unmet medical needs. Through the application of their proprietary technologies, the Company is gaining an understanding of how genes and proteins function in the context of disease, and are applying this knowledge to the development of protein, antibody, and small molecule therapeutics. The Company was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of the Company’s technology, grant preparation and obtaining financing. In June 2000, the Company formed 454 Corporation (“454”), a majority-owned subsidiary.

The 1999 and 2000 consolidated financial statements have been reclassified to conform to the classification used in 2001. All dollar amounts are shown in thousands, except per share data.

Principles of Consolidation—The consolidated financial statements include CuraGen and 454, its majority-owned subsidiary. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Revenue Recognition—The Company has entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Revenue is recognized based upon work performed or upon the attainment of certain benchmarks or milestones specified in the related agreements. The Company has also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange arrangement are based upon the fair value of the work performed by each collaborative partner. Revenues were $167, $2,371 and $5,384 and expenses were $292, $3,871 and $6,884 under the collaborative research exchange agreement for the years ended December 31, 1999, 2000 and 2001, respectively. Deferred revenue arising from payments received from collaborative agreements is recognized as income when earned. Grant revenue is recognized as related costs qualifying under the terms of the grants are incurred. Grant revenue is derived solely from federal and Connecticut agencies (see Note 7).

Cash, Cash Equivalents and Short-Term Investments—The Company considers investments readily convertible into cash with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of the investments approximates fair value due to their short maturity.

Property and Equipment—Property and equipment are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. Under accounting principles generally accepted in the United States of America, land is not required to be depreciated. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets—The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets as determined by using estimated future undiscounted cash flows. A loss on impairment would be recognized by a charge to earnings.

Deferred Real Estate Costs—Deferred real estate costs were paid in 1997 in connection with the original signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Intangible assets, net, are amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method. Accumulated amortization aggregated $33, $45 and $57, respectively, as of December 31, 1999, 2000 and 2001. Related amortization expense was $12 for each of the years ended December 31, 1999, 2000 and 2001. Additionally, deferred real estate costs were paid during 2001 in connection with the proposed company construction of a new facility in Branford, Connecticut. These costs, which are currently included in Intangible assets, net, will be capitalized and depreciated over the estimated useful life of the building as of the date of occupancy, currently anticipated to be during 2003.

Licensing Fees—Licensing fees for various research and development purposes were paid during 1999, 2000 and 2001. These costs, which are included in Intangible assets, net, are amortized over the various lives of the licenses. Certain fully amortized licensing fees were written-off during 2000 and 2001. Accumulated amortization aggregated $128, $102 and $87, respectively, as of December 31, 1999, 2000 and 2001. Related amortization expense was $97, $429 and $94, respectively, for the years ended December 31, 1999, 2000 and 2001.

Financing Costs—Financing costs related to the convertible subordinated debt (see Note 8) were paid during 2000 and 2001. These costs, which are included in Intangible assets, net, are amortized over the remaining life of the debt. Accumulated amortization aggregated $655 and $1,384, respectively, as of December 31, 2000 and 2001. Related amortization expense was $655 and $729, respectively, for the years ended December 31, 2000 and 2001.

Patent Application Costs—Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method. During 1999, 2000 and 2001, all patent application costs have been charged to operations.

Research and Development Costs—Research and development costs are charged to operations as incurred. Grant research expenses include all direct research and development costs incurred related to specific grant awards and programs. All remaining research and development costs are incurred for the development and maintenance of current and future research collaboration agreements and accordingly, have been classified as collaborative research and development expenses.

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board (“APB”) No. 25, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees.

For equity instruments awarded to non-employees, the Company records the transactions based upon the consideration received for such awards or the fair value of the equity instruments issued, whichever is more reliably measurable. For options issued to non-employees, the Company records the transactions based upon the

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference between the option strike price and the estimated fair market value as of the date each option vests. The Company recorded stock-based compensation expense attributable to non-employees totaling $104, $591 and $656 for the years ended December 31, 1999, 2000 and 2001, respectively. For options issued to employees, the Company records the transactions based upon the difference between the option strike price and the Company’s closing stock price on the Nasdaq National Market as of the date of issuance. Stock-based compensation associated with options granted to employees during 1997 amounted to $1,673 and is being expensed by the Company over the vesting period of the underlying options. During 1999, 2000 and 2001, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the Company’s closing stock price on the Nasdaq National Market as of the date of issuance. The Company recorded amortization, net of write-offs, of stock-based compensation expense for options issued to employees during 1997 of $261, $154 and $31 for the years ended December 31, 1999, 2000 and 2001, respectively. During 1999, 2000 and 2001, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the Company’s closing stock price on the Nasdaq National Market as of the date of issuance.

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This Statement requires the use of the asset and liability method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts.

Loss Per Share—Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, warrants granted but not yet exercised, convertible subordinated debt, and stock options granted under the Company’s stock option plans but not yet exercised are antidilutive and therefore not considered for the diluted LPS calculations. Under the assumption that warrants, convertible subordinated debt and options were not antidilutive, the denominator for diluted loss per share would be 30,789,412, 42,638,848 and 50,680,170 at December 31, 1999, 2000 and 2001, respectively.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash, cash equivalents and short-term investments, receivables, accounts payable, accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short-term nature. In addition, the Company also has convertible subordinated debt (see Note 8).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Segments—The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) which establishes standards for reporting information on operating segments in interim and annual financial statements, and became effective for fiscal years beginning after December 15, 1997. The Company’s chief operating decision makers review the profit and loss of the Company on an aggregate basis and manage the operations of the Company as a single operating segment. Accordingly, the Company had one reportable segment as of December 31, 2001.

Recently Enacted Pronouncements—In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133”, and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activitites”, became effective for fiscal years beginning after June 15, 2000. The Company has determined that the adoption of SFAS 133 will have no impact on its consolidated financial statements. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. The Company has determined that the adoption of SFAS 141 will have no impact on its consolidated financial statements.

SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of SFAS 142 will have no impact on its consolidated financial statements.

SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to affect its consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. It establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 became effective January 1, 2002. The Company does not expect adoption of this standard to affect its consolidated financial statements.

2.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2000	2001
Laboratory equipment	$8,193	$11,088
Leased equipment	11,371	10,301
Leasehold improvements	1,582	4,434
Office equipment	4,516	9,427
Land	—	1,702

Total property and equipment	25,662	36,952
Less accumulated depreciation and amortization	11,474	17,576

Total property and equipment, net	$14,188	$19,376

Depreciation and amortization expense was $5,441, $4,878 and $6,166 for the years ended December 31, 1999, 2000 and 2001, respectively. During the second half of 2001, the Company spent $1,702 in the initiation of

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a purchase of land for the development of a protein production facility in Branford, Connecticut, and completed the purchase of this land in early 2002 for an additional amount of approximately $2,300.

3.    Leases

Capital Leases

In April 1997, the Company signed a lease-financing commitment to receive $4,000 to purchase equipment and expand its facilities. The lease commitment provides for a payment term of 48 months per individual lease schedule. In addition, the commitment provides for the issuance to the lessor of two warrants (the “First Warrant” and the “Second Warrant”) to purchase shares of the Company’s Common Stock (“Common Stock”). The First Warrant was issued in April 1997 and entitles the lessor to purchase 22,222 shares of Common Stock at an exercise price of $4.50 per share. The Second Warrant was issued in September 1997 when the Company’s aggregate equipment cost under the agreement exceeded $2,000. The Second Warrant entitles the lessor to purchase 20,000 shares of Common Stock at an exercise price of $5.00 per share. The value ascribed to the warrants was $60. All of these warrants were exercised in March 2000.

In June 1998, the Company signed a lease-financing commitment to receive $10,000 to purchase various laboratory, office and computer equipment. The lease commitment provides for payment terms of 60 months per individual lease schedule.

In November 1999, the Company signed an agreement with Comdisco, Inc. for the acquisition of certain lab equipment in the amount of $2,400. The agreement provides for payment terms of twelve quarterly installments.

Since inception, the Company has also entered into other capital lease agreements to finance the purchase of equipment.

Leased equipment under all capital lease agreements consisted of the following:

	December 31,
	2000	2001
Leased equipment	$11,371	$10,301
Less accumulated amortization	5,474	6,347

Total leased equipment, net	$5,897	$3,954

The Company financed leased assets with costs of $8,382, $0 and $901 for the years ended December 31, 1999 2000 and 2001, respectively. These arrangements have terms of three to five years with interest rates ranging from approximately 9% to 19%. However, of the remaining outstanding leases, the majority of the arrangements have interest rates ranging from approximately 9% to 14%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at between $1 and 15% of the then fair market value of the equipment.

The future minimum lease payments under capital lease obligations at December 31, 2001 were as follows:

Year Ended December 31,
2002	$3,529
2003	1,770
2004	269

Total minimum lease payments	5,568
Less amounts representing interest	471

Present value of future minimum lease payments	5,097
Less current portion of obligations	2,800

Obligations under capital leases, net of current portion	$2,297

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

In December 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facilities at 555 Long Wharf Drive, New Haven, Connecticut. In June 2001, the Company amended that lease to increase its leased space by 8,000 square feet to a total of 48,000 square feet. The Company may renew the lease for two additional terms of five years each.

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

In May 2001, the Company entered into a five-year lease agreement for a 20,000 square foot additional research facility in Branford, Connecticut. The Company has the option to renew this lease for one additional term of five years.

In November 2001, 454 entered into a non-renewable five-year lease agreement for its 16,000 square foot research facility in Branford, Connecticut.

Total rent expense under all operating leases for 1999, 2000 and 2001 was approximately $1,335, $1,476 and $1,757, respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 2001:

Year Ended December 31,
2002	$1,406
2003	225
2004	235
2005	243
2006	110

Total	$2,219

4.    Major Collaborators

The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related project. Revenues from collaborative research agreements representing 10% or more of the Company’s total revenues are as follows:

	Year Ended December 31,
	1999		2000		2001
	Dollars	Percentages	Dollars	Percentages	Dollars	Percentages
Company A	*	*	$2,371	11%	$5,384	23%
Company B	*	*	*	*	8,332	35%
Company C	$2,100	14%	*	*	*	*
Company D	*	*	2,363	11%	*	*
Company E	5,000	33%	4,706	23%	*	*
Company F	*	*	2,732	13%	*	*
Company G	2,408	16%	4,102	20%	4,252	18%
Company H	3,736	25%	3,511	17%	*	*

*	less than 10%

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (‘‘Common Stock’’), 5,000,000 shares of Preferred Stock, par value of $.01 per share (‘‘Preferred Stock’’) and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2001, the Company had reserved 937,500 shares of Common Stock for issuance pursuant to outstanding warrants, 528,480 shares of Common Stock for issuance pursuant to the 1993 Stock Plan and 6,279,748 shares of Common Stock for issuance pursuant to the 1997 Stock Plan.

454’s authorized capital stock consists of 40,000,000 shares of Common Stock, par value of $.01 per share (“454 Common Stock”) and 30,000,000 shares of Preferred Stock, par value of $.01 per share (“454 Preferred Stock”), of which 12,000,000 shares are designated as Series A Convertible Preferred Stock and 8,000,000 shares are designated as Series B Convertible Preferred Stock. At December 31, 2001, 454 had reserved 5,000,000 shares of Common Stock for issuance pursuant to the 454 2000 Stock Plan.

Common Stock and Warrants to Purchase Common Stock

In March 2000, the Company effected a two-for-one split on both its Voting Common Stock and Non-Voting Common Stock, each payable to stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

In June 2000, in conjunction with its formation of 454, the Company agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12,500.

In November 2000, the Company completed a public offering of 4,800,000 shares of its Common Stock and received net proceeds of $186,960.

Also in November 2000, the Company completed a private placement of 1,441,442 shares of unregistered Common Stock for an aggregate purchase price of $50,000 to Abgenix, Inc.

In January 2001, the Company completed a private placement of 3,112,482 shares of Common Stock for an aggregate purchase price of $85,000 to Bayer AG.

In March 2001, 454 effected a two-for-one split on both its 454 Common Stock and 454 Preferred Stock, each payable to stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

In November 2001, all of the Company’s Non-Voting Common Stock, which was held by Genentech, Inc., was converted to Voting Common Stock.

Stock Options

The Company’s 1993 Stock Plan was adopted by the Company’s Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of the Company. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 528,480 shares were granted and outstanding as of December 31, 2001. As of December 31, 2001, 1,142,488 stock options have been exercised and the Company does not intend to grant any additional options or awards under the 1993 Stock Plan.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 1999, 2000 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 1999	1,743,766	$2.51
Granted	—	—
Exercised	(219,800)	2.17
Canceled or lapsed	(215,600)	3.53

Outstanding December 31, 1999	1,308,366	2.40
Granted	—
Exercised	(630,980)	2.26
Canceled or lapsed	(51,600)	3.75

Outstanding December 31, 2000	625,786	2.43
Granted	—	—
Exercised	(97,306)	2.91
Canceled or lapsed	—	—

Outstanding December 31, 2001	528,480	2.34

Exercisable December 31, 1999	898,922	2.06

Exercisable December 31, 2000	471,599	2.13

Exercisable December 31, 2001	493,946	2.21

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2001:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.76-1.50	235,650	3.8	$1.21
2.05-5.00	292,830	5.4	3.25

	528,480

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.76-1.50	235,650	$1.21
2.05-5.00	258,296	3.12

	493,946

In addition to the options granted under the 1993 Stock Plan, the Company has granted non-plan options to purchase shares of Common Stock pursuant to individual agreements with Company employees and consultants. As of December 31, 2001, there were no options outstanding that are not part of a specific plan. These options incorporate the provisions of the 1993 Stock Plan to the extent such provisions are not inconsistent with the terms of those options.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all non-plan stock option activity during the years ended December 31, 1999, 2000 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 1999	907,500	$1.07
Granted	—	—
Exercised	(777,000)	.94
Canceled or lapsed	(114,000)	2.05

Outstanding December 31, 1999	16,500	.50
Granted	—	—
Exercised	(16,500)	.50
Canceled or lapsed	—	—

Outstanding December 31, 2000	—	—
Granted	—	—
Exercised	—	—
Canceled or lapsed	—	—

Outstanding December 31, 2001	—	—

Exercisable December 31, 1999	16,500	.50

Exercisable December 31, 2000	—	—

Exercisable December 31, 2001	—	—

The Company’s 1997 Stock Plan was approved by the Company’s Board of Directors and stockholders in October 1997. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of the Company. A total of 7,000,000 shares of Common Stock were originally reserved for issuance under the 1997 Stock Plan. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2001, the Company had 4,277,891 options outstanding under the 1997 Stock Plan and an additional 2,001,857 available for grant. In addition, 720,252 stock options had been exercised under the 1997 Stock Plan as of December 31, 2001.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 1999, 2000 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 1999	2,540,200	$4.34
Granted	1,199,000	4.83
Exercised	(100,038)	4.57
Canceled or lapsed	(643,464)	4.48

Outstanding December 31, 1999	2,995,698	4.50
Granted	1,182,520	49.31
Exercised	(484,126)	4.44
Canceled or lapsed	(230,497)	20.03

Outstanding December 31, 2000	3,463,595	18.77
Granted	1,147,000	25.83
Exercised	(136,088)	4.45
Canceled or lapsed	(196,616)	22.30

Outstanding December 31, 2001	4,277,891	20.96

Exercisable December 31, 1999	594,401	4.28

Exercisable December 31, 2000	791,172	6.16

Exercisable December 31, 2001	1,523,954	13.27

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2001:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 2.5650-3.0650	257,700	6.7	$3.01
3.3750-3.7130	563,660	5.6	3.44
3.8750-5.3150	662,847	7.2	4.11
5.7500-8.4060	663,530	6.4	6.40
16.7500-24.9375	290,770	9.3	21.12
26.5625-31.6600	885,034	8.9	27.34
41.1250-58.3340	954,350	8.0	52.01

	4,277,891

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.5650-3.0650	226,900	$3.03
3.3750-3.7130	341,060	3.44
3.8750-5.3150	252,767	4.12
5.7500-8.4060	363,530	6.31
16.7500-24.9375	60,876	24.26
26.5625-31.6600	39,034	30.48
41.1250-58.3340	239,787	51.54

	1,523,954

454’s 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”) was approved by its Board of Directors and stockholders in September 2000. The 454 2000 Stock Plan provides for the issuance of stock options and stock grants (‘‘Stock Rights’’) to employees, directors and consultants of 454. A total of 5,000,000 shares of Common Stock are reserved for issuance under the 454 2000 Stock Plan. The 454 2000 Stock Plan is administered by the Compensation Committee of the Board of Directors of 454. The Compensation Committee has the authority to administer the provisions of the 454 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2001, 454 had 1,927,250 options outstanding, an additional 3,072,750 available for grant, and no stock options have been exercised under the 454 2000 Stock Plan.

A summary of all stock option activity under the 454 2000 Stock Plan during the years ended December 31, 2000 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2000.	—	—
Granted.	1,570,000	$2.50
Exercised	—	—
Canceled or lapsed.	—	—

Outstanding December 31, 2000.	1,570,000	2.50
Granted.	1,657,250	2.45
Exercised	—
Canceled or lapsed.	(1,300,000)	2.50

Outstanding December 31, 2001.	1,927,250	2.46

Exercisable December 31, 2000	—	—

Exercisable December 31, 2001.	395,370	2.52

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options under the 454 2000 Stock Plan at December 31, 2001:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.25-1.25	81,000	9.0	$1.25
2.50-2.75	1,846,250	8.9	2.51

	1,927,250

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.25-1.25	—	—
2.50-2.75	395,370	$2.52

	395,370

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the years ended December 31, 1999, 2000 and 2001.

	December 31,
	1999		2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(25,763)	$(28,452)	$(26,978)	$(47,975)	$(42,912)	$(62,490)
Net loss per share	$(0.89)	$(0.99)	$(0.70)	$(1.24)	$(0.89)	$(1.30)

The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 1999, 2000 and 2001 are as follows:

	December 31,
	1999	2000	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	102%	60%	60%
Risk-free interest rate (approximate)	5.25%	6.00%	5.75%
Expected option term in years	Between 5.2 and 8.7	Between 4.1 and 8.7	Between 3.9 and 9.1

The weighted average grant date fair value of options granted during the years ended December 31, 1999, 2000, and 2001 was approximately $3.23, $35.17 and $18.50 per share, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

During 1996 and 1997, the Company received aggregate consideration of $1,750 from five investors as subscriptions for the purchase of 350,000 shares of Series B Preferred Stock. In September 1996, October 1996 and January 1997, the Company received proceeds of $1,600, $50 and $100, respectively. The Series B Preferred Stock was non-convertible and accrued dividends at the prime rate. Dividends were payable when declared by the Board of Directors. Upon completing a qualified equity financing, as defined in the Series B Preferred Stock Agreement, the Company was entitled to redeem all of the shares of the Series B Preferred Stock. The completion of the Company’s initial public offering satisfied such requirement, and accordingly, in March 1998, the Company redeemed all of such Series B Preferred Stock for an aggregate redemption price of $1,968, including accrued dividends and dividends in arrears in the amount of $218. In addition, upon issuance, holders of the Series B Preferred Stock received five-year warrants to purchase an aggregate of 716,722 shares of Common Stock at $2.93 per share. Such warrants were valued at $376. The value of such warrants was accreted over the warrant period and such accretion was classified as preferred dividends. All of these warrants were exercised during 2000.

In June 2000, the Company launched 454, which sold 8,000,000 shares of 454 Series B Convertible Preferred Stock to Soros Fund Management, L.L.C. and Cooper Hill Partners, L.L.C. and members of the Company’s senior management team and related parties for an aggregate purchase price of $20,000. In order to complete the funding of 454 and in exchange for 12,000,000 shares of 454 Series A Convertible Preferred Stock, the Company contributed $20,000 in cash and certain technologies for conducting genomic analyses.

6.    Income Taxes

The net deferred income tax assets consisted of the following:

	December 31,
	2000	2001
Total deferred income tax assets	$66,150	$88,339
Valuation allowance	(66,150)	(88,339)

Total	$0	$0

The deferred income tax assets are primarily a result of the federal and Connecticut net operating loss carryforwards, research and development credit carryforwards, expenses related to option exercises and timing differences relating to depreciation and amortization. As the Company has no prior earnings history, a valuation allowance has been established due to the Company’s uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. The increase in the valuation allowance was $14,800, $35,950 and $22,189 for the years ended December 31, 1999, 2000 and 2001, respectively.

At December 31, 2001, CuraGen had federal and Connecticut net operating loss carryforwards for income tax purposes of $182,874 and $173,015, respectively. Federal net operating loss carryforwards expire beginning in 2008, and Connecticut net operating loss carryforwards began expiring in 1998. The Company also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of $7,209 and $6,202, respectively, at December 31, 2001.

At December 31, 2001, 454 had federal and Connecticut net operating loss carryforwards for income tax purposes of $4,289 and $4,037, respectively. Federal net operating loss carryforwards expire beginning in 2016, and Connecticut net operating loss carryforwards begin expiring in 2021. 454 also had federal and Connecticut research and development tax credit carryforwards for income tax purposes of $196 and $0, respectively, at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001, an income tax benefit of $3,550 was recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for foregoing carryforward of the research and development credit.

For income tax purposes, the Company and 454 do not file consolidated income tax returns.

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

During 1995, the Company received two grants from Connecticut Innovations, Inc. (“CII”) in the amounts of $450 and $238. The term of the $450 grant is January 4, 1995 to December 31, 2004, and the term of the $238 grant is February 1, 1995 to January 31, 2005. The Company could be required to repay 100% of these amounts if during the terms of the respective grants (i) the Company breaches and fails to cure a material covenant, (ii) a material representation or warranty of the Company becomes untrue and is not cured, (iii) the Company becomes bankrupt or insolvent or liquidates its assets, or (iv) the Company is required to repay the federal grants to which the CII grants relate. In addition, the Company could be required to repay up to 200% of the amounts of the CII grants if the Company ceases to have a “Connecticut presence,” during the terms of the respective grants.

8.    Convertible Subordinated Debt

During February 2000, the Company completed an offering for $125,000 of 6% convertible subordinated debentures due 2007 and received net proceeds of approximately $121,250. In addition, also in February 2000, the initial purchasers exercised their option to purchase an additional $25,000 of 6% convertible subordinated debentures due 2007, providing the Company with additional net proceeds of approximately $24,308. Related interest expense for the years ended December 31, 2000 and 2001 was $8,192 and $9,000, respectively.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible into the Company’s Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share. In addition, prior to February 2, 2003, if the Company’s Common Stock price reaches specified levels, it has the right to redeem the debentures at a premium by converting the debentures into Common Stock. The market value of the debentures based on quoted market prices, was estimated at $114,000 on December 31, 2001.

9.    Minority Interest in Subsidiary

In June 2000, the Company launched 454, a 60% owned subsidiary established to develop novel technologies for rapidly and comprehensively analyzing entire genomes. The Company agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12,500. Simultaneously, 454 sold 8,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of the Company’s senior management team and related parties for an aggregate purchase price of $20,000.

In order to complete the funding of 454 and in exchange for 12,000,000 shares of Series A Preferred Stock, the Company contributed $20,000 in cash and certain technologies for conducting genomic analyses. As a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of this contribution of technology to 454, the Company recognized a gain of $3,929 recorded in additional paid-in-capital.

10.    Subsequent Event

On March 27, 2002, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock. Each right will entitle registered holders of the Company’s common stock to purchase one one-hundredth of a share of a new series of junior participating preferred stock, designated as “Series A Junior Participating Preferred Stock”. The rights generally will be exercisable only if a person (which term includes an entity or group) (i) acquires 20 percent or more of the Company’s common stock or (ii) announces a tender offer, the consummation of which would result in ownership by that person, entity or group of 20 percent or more of the common stock. Once exercisable, the stockholder rights plan allows the Company’s stockholders (other than the acquiror) to purchase common stock of the Company or of the acquiror at a substantial discount.

11.    Summary Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2001:
Total revenues	$5,662	$6,240	$6,084	$5,489
Total operating expenses	16,658	20,975	22,218	24,829
Net loss	(5,355)	(10,279)	(11,116)	(16,162)
Net loss per share	(0.11)	(0.21)	(0.23)	(0.34)

2000:
Total revenues	$5,640	$4,940	$5,040	$5,218
Total operating expenses	11,150	12,411	13,716	17,918
Net loss	(5,040)	(6,281)	(7,051)	(8,606)
Net loss per share	(0.14)	(0.16)	(0.18)	(0.22)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
of CuraGen Corporation
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CuraGen Corporation and its subsidiary at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
January 30, 2002
(except as to footnote 10, as to which the date is March 27, 2002)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion under the captions “Executive Compensation-Employment Agreements and Other Termination of Employment Agreements” and “Related Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 14 (a)(1)    Financial Statements

The following Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Item 14 (a)(2)    Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Item 14 (a)(3)    Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
@3.1	Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.3)
@3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.5)
@4.1	Article Fourth of the Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 4.1)
@4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)
-4.3	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee (Filed as Exhibit 4.1)
*4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company
%10.1	Memorandum of Lease Agreements dated December 23, 1996, October 27, 1997 and August 31, 1998 (New Haven) between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)
#10.2	Lease, dated May 29, 1998, (Branford) by and between T.K.J. Associates, LLC and the Registrant (Filed as Exhibit 10.1)
=10.3	1997 Employee, Director and Consultant Stock Plan, as amended and restated through May 12, 1999 (Filed as Exhibit 99)
@10.4	1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)
@10.5	Amendment to 1993 Stock Option and Incentive Plan, dated May 12, 1997 (Filed as Exhibit 10.6)
$10.6	Form of Non-Qualified Stock Option Agreement with respect to options to purchase an aggregate of 570,000 shares of Common Stock (Filed as Exhibit 99.3)
+!10.7	Agreement, dated March 1999, by and among the Registrant, F. Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-LaRoche, Inc. (Filed as Exhibit 10.1)
+@10.8	Option and Exclusive License Agreement, dated October 4, 1996, between the Registrant and Wisconsin Alumni Research Foundation (Filed as Exhibit 10.11)
+@10.9	Standard Non-Exclusive License Agreement—Brumley, dated July 1, 1996, between the Registrant and Wisconsin Alumni Research Foundation (Filed as Exhibit 10.12)
+@10.10	Collaborative Research and License Agreement, dated May 16, 1997, between the Registrant and Pioneer Hi-Bred International, Inc. (Filed as Exhibit 10.13)
+@10.11	Research and Option Agreement, dated October 1, 1997, between the Registrant and Biogen, Inc. (Filed as Exhibit 10.14)
+@10.12	Research and Option Agreement, dated November 20, 1997, between the Registrant and Genentech, Inc. (Filed as Exhibit 10.15)
+@10.13	Notice of Grant Award and Grant Application to Department of Health and Human Services for Automated Sequencing System for Human Genome Project, dated March 25, 1995 (Filed as Exhibit 10.16)
@10.14	ATP Agreement for Integrated Microfabricated DNA Analysis Device for Diagnosis of Complex Genetic Disorders, dated February 1995 (Filed as Exhibit 10.17)
@10.15	ATP Agreement for Molecular Recognition Technology for Precise Design of Protein-Specific Drugs, dated March 2, 1995 (Filed as Exhibit 10.18)
@10.16	ATP Agreement for Programmable Nanoscale Engines for Molecular Separation, dated May 6, 1997 (Filed as Exhibit 10.19)
@10.17	Material Transfer and Screening Agreement, dated January 15, 1998, between the Registrant and ArQule, Inc. (Filed as Exhibit 10.20)
+%10.18	Pharmacogenomics Research and License Agreement, dated November 18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant (Filed as Exhibit 10.21)
+&10.19	Agreement between COR Therapeutics, Inc. and the Registrant dated May 1, 1999 (Filed as Exhibit 10.1)
÷10.20	Letter Agreement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (Filed as Exhibit 10.1)
-10.21
Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers (Filed as Exhibit 4.2)

Exhibit No.	Description
+~10.22	Collaboration Agreement, dated as of December 8, 1999, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.1)
+^10.23	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant (Filed as Exhibit 10.24)
+^10.24	Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.25)
^10.25	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant (Filed as Exhibit 10.26)
+^10.26	Restated Collaboration Agreement, dated November 27, 2000, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.27)
*10.27	Lease, dated May 24, 2001, (Branford) by and between 16 Commercial Street Associates, LLC and the Registrant
*10.28	Lease, dated November 29, 2001, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Corporation
*10.29	Assignment of Purchase Agreement, dated April 10, 2001, by and between the Registrant and Richard E. Beauvais
*10.30	Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg
*10.31	Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod
*10.32	Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer
*10.33	Employment Agreement, dated April 1, 2002, between the Registrant and Thomas F. McCaffery
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP

*	Filed herewith
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.
#	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 1998.
%	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 1998.
!	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended March 31, 1999.
&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 1999.
÷	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 1999.
$	Previously filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8, File No. 333-56829, and incorporated herein by reference.
=	Previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-89465, and incorporated herein by reference.
-	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, File No. 333-32756.
~	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Form 10-Q/A, File No. 000-23223, for the period ended June 30, 2000.
+	Confidential Treatment has been granted by the Commission as to certain portions.
^	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2001.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14 (b)    Reports on Form 8-K

The following Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001:

November 5, 2001—Item 5, Other Events—October 23, 2001 press release announcement of presentation of late-stage preclinical data on a novel growth factor, CG53135, which is being investigated for the treatment of ulcerative colitis, a component of inflammatory bowel disease; October 25, 2001 press release announcement of financial results for third quarter ended September 30, 2001, and description of certain recent accomplishments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU	RAGEN CORPORATION

/s/ DAVID M. WURZER
By	:
Dated: April 1, 2002
David M. Wurzer
Executive Vice-President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

Signature	Title

/s/ JONATHAN M. ROTHBERG Jonathan M. Rothberg	Chief Executive Officer, Chairman of the Board of Directors and President (principal executive officer)

/s/ DAVID M. WURZER David M. Wurzer	Executive Vice-President, Treasurer and Chief Financial Officer (principal financial and accounting officer)

/s/ RONALD M. CRESSWELL Ronald M. Cresswell	Director

/s/ VINCENT T. DEVITA, JR. Vincent T. DeVita, Jr	Director

David R. Ebsworth	Director

/s/ JOHN H. FORSGREN John H. Forsgren	Director

/s/ ROBERT E. PATRICELLI Robert E. Patricelli	Director

EXHIBIT INDEX

Exhibit Number	Description
4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company.

10.27	Lease, dated May 24, 2001, (Branford) by and between 16 Commercial Street Associates, LLC and the Registrant

10.28	Lease, dated November 29, 2001, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Corporation

10.29	Assignment of Purchase Agreement, dated April 10, 2001, by and between the Registrant and Richard E. Beauvais

10.30	Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg

10.31	Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod

10.32	Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

10.33	Employment Agreement, dated April 1, 2002, between the Registrant and Thomas F. McCaffery

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP