Form 10-Q
period 2002-03-31
CURAGEN CORP
filed 2002-05-10
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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
(Address of principal executive office and zip code)

(203) 401-3330
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑        No    ☐

The number of shares outstanding of the Registrant’s common stock as of April 30, 2002 was 48,878,235.

CURAGEN CORPORATION AND SUBSIDIARY
FORM 10-Q
INDEX

PART I. Financial Information	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets,
March 31, 2002 (unaudited) and December 31, 2001	3

Condensed Consolidated Statements of Operations,
for the Three Months Ended March 31, 2002 and 2001 (unaudited)	4

Condensed Consolidated Statements of Cash Flows,
for the Three Months Ended March 31, 2002 and 2001 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	7-10

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$213,579	$235,618
Short-term investments	264,507	272,731
Income taxes receivable	1,391	856
Other current assets	182	676
Prepaid expenses	3,443	2,810

Total current assets	483,102	512,691
Property and equipment, net	23,705	19,376
Notes receivable—related parties	140	190
Other assets	112	131
Intangible assets, net	8,949	6,313

Total assets	$516,008	$538,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,884	$3,476
Accrued expenses	4,187	2,585
Accrued payroll and related items	461	1,924
Interest payable	1,500	3,750
Deferred revenue	2,404	2,025
Current portion of obligations under capital leases	2,858	2,800

Total current liabilities	14,294	16,560

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	1,432	2,297

Total long-term liabilities	151,432	152,297

Commitments and contingencies
Minority interest in subsidiary	13,215	13,899
Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 48,850,854 shares at March 31, 2002, and 48,729,319 shares at December 31, 2001	489	487
Additional paid-in capital	480,801	480,050
Accumulated deficit	(144,223)	(124,592)

Total stockholders’ equity	337,067	355,945

Total liabilities and stockholders’ equity	$516,008	$538,701

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Collaboration revenue	$4,812	$5,662

Total revenue	4,812	5,662

Operating expenses:
Collaborative research and development	20,134	12,134
General and administrative	5,934	4,523

Total operating expenses	26,068	16,657

Loss from operations	(21,256)	(10,995)
Interest income, net	406	4,895

Net loss before income taxes and minority interest in subsidiary loss	(20,850)	(6,100)
Income tax benefit	535	500
Minority interest in subsidiary loss	684	246

Net loss	($19,631)	($5,354)

Basic and diluted net loss per share	$(0.40)	$(0.11)

Weighted average number of shares used in computing basic and diluted net loss per share	48,804	46,896

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(19,631)	$(5,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,451	1,564
Non-monetary compensation	—	256
Stock-based 401(k) employer plan match	260	218
Minority interest	(684)	(246)
Changes in assets and liabilities:
Income taxes receivable	(535)	(500)
Other current assets	494	(98)
Prepaid expenses	(633)	(426)
Other assets	15	(4)
Accounts payable	(592)	(1,068)
Accrued expenses	1,602	(911)
Accrued payroll and related items	(1,463)	(459)
Interest payable	(2,250)	(2,250)
Deferred revenue	379	(2,402)

Net cash used in operating activities	(20,587)	(11,680)

Cash flows from investing activities:
Acquisitions of property and equipment	(6,326)	(1,986)
Payments for intangible assets	(3,074)	(107)
Repayments from related parties	50	113
Net inflows (outflows) from purchases and maturities of short-term investments	8,224	(48,409)

Net cash used in investing activities	(1,126)	(50,389)

Cash flows from financing activities:
Payments on capital lease obligations	(807)	(794)
Proceeds from issuance of Common Stock	—	85,000
Payments of stock issuance costs	—	(33)
Payments of financing costs	(12)	(12)
Proceeds from exercise of stock options	493	110
Proceeds from exercise of warrants	—	62

Net cash (used in) provided by financing activities	(326)	84,333

Net (decrease) increase in cash and cash equivalents	(22,039)	22,264
Cash and cash equivalents, beginning of period	235,618	329,495

Cash and cash equivalents, end of period	$213,579	$351,759

Supplemental cash flow information:
Interest paid	$4,635	$4,720

See accompanying notes to condensed consolidated financial statements

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

The March 31, 2001 and December 31, 2001 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2002. All dollar amounts are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Operating Lease Renewals

In December 1996, we entered into a six-year lease agreement for 26,000 square feet to house our principal research and administrative facilities at 555 Long Wharf Drive, New Haven, Connecticut. In October 1997 and August 1998, we amended the original lease to increase our leased space to a total of 32,000 and 36,000 square feet, respectively. Under the terms of the original lease, we had the option to renew the 36,000 square foot lease for two additional terms of five years each. In March 2002, we exercised our option to renew the term of the 36,000 square foot lease for one additional five-year period, ending on December 31, 2007, and relinquished the second five-year period renewal option. The financial terms for the renewal period remained substantially the same as under the original term.

In December 2000 and June 2001, we amended the original lease to increase our leased space to a total of 40,000 and 48,000 square feet, respectively. The December 2000 and June 2001 amendments for the additional total of 12,000 square feet provided for terms of five years without a renewal option, ending June 30, 2006.

In May 1998, we entered into a two-year lease agreement for 32,000 square feet of lab and office space in Branford, Connecticut. In October 1999, we exercised the first of three options to renew for an additional two-year term. In addition to exercising our option, we amended that lease to increase the total leased space to a total of 46,000 square feet. In April 2002, we exercised the second of three options to renew this lease for an additional term of two years. The term of the lease as it pertains to the original space and new space commenced on June 2000 and shall continue until May 2004. There remains one additional option to extend for a term of two years, through May 2006.

CURAGEN CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We are a genomics based pharmaceutical development company. We apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease. We use this information to develop protein, antibody, and small molecule therapeutics to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf, and have established alliances to develop antibody drugs across all disease areas, and to develop small molecule drugs to treat obesity and diabetes. We are currently pursuing additional collaborations to develop small molecule drugs across other disease areas. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we expand our drug discovery and development operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug discovery and development programs. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. In June 2000, we established a majority-owned subsidiary, 454 Corporation (“454”), to develop novel technologies for rapidly and comprehensively analyzing entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

Our failure to successfully develop and market pharmaceutical products over the next several years would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies and respective expertise are not expected for several years, if at all.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue.    Collaboration revenue for the three months ended March 31, 2002 was $4.8 million, a decrease of $0.9 million, or 15%, as compared to $5.7 million for the corresponding period in 2001. Revenues recorded in the three month period ended March 31, 2002 were primarily related to our collaborative arrangements with Abgenix, Inc. (“Abgenix”) and Bayer AG (“Bayer”), while the same period in 2001 primarily included revenue from our collaborative arrangements with Abgenix, Bayer, GlaxoSmithKline, Inc. (“GSK”) and a milestone payment from COR Therapeutics, Inc. (“COR”).

The revenue we recognize under our collaborative arrangements is generally based upon work performed or the attainment of certain benchmarks specified in the related agreements. Further revenue growth will be dependent upon our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully develop and market products that may arise from our own internal program pipeline. We expect 2002 collaborative revenues to decrease slightly from 2001 levels, unless we enter into new agreements, or receive royalties and milestone payments from products currently under development by our current and former collaborative partners.

Operating Expenses.    Collaborative research and development expenses for the three months ended March 31, 2002 were $20.1 million, compared to $12.1 million for the same period in 2001. The increase of $8.0 million, or 66%, was primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under new and existing collaborations and strategic alliances, which included payments for contractual services, increased equipment depreciation, and additional personnel costs. Future collaborative research and development expenses are expected to continue to increase as our research and development facilities are expanded to accommodate our drug discovery and development efforts, as we continue advancing our products towards clinical development, and as the operations of 454 continue to grow.

General and administrative expenses for the three months ended March 31, 2002 increased $1.4 million, or 31%, to $5.9 million as compared to $4.5 million for the three months ended March 31, 2001. The increase was primarily attributable to higher personnel and payroll costs, expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate that general and administrative expenses will continue to increase in support of the advancement of our drug discovery and development efforts.

Interest Income, Net.    Net interest income for the three months ended March 31, 2002 of $0.4 million decreased $4.5 million, or 92%, as compared to $4.9 million for the same period in 2001. Gross interest income for the three months ended March 31, 2002 of $3.0 million decreased $4.6 million, or 60%, as compared to $7.6 million for the same period in 2001. The decrease in gross interest income was primarily due to lower cash, cash equivalent and short-term investment balances as a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment, declines in interest rates earned on our investments, and interest paid to the holders of our convertible subordinated debt. Gross interest expense for the three months ended March 31, 2002 of $2.6 million represented a decrease of $0.1 million, or 3%, as compared to $2.7 million for the three months ended March 31, 2001. This was primarily a result of decreasing interest payments on various expiring capital leases. We expect gross interest expense to remain relatively constant in the near future.

Income Taxes.    For the three months ended March 31, 2002, we recorded a Connecticut research and development income tax benefit of $0.5 million. We recorded this income tax benefit as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for foregoing carryforward of a research and development credit for state tax purposes. During 2002, we anticipate that the income tax benefit will be approximately $1.2 million, as we incur additional qualifying collaborative research and development costs. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Net Loss.    For the three months ended March 31, 2002, we reported a net loss of $19.6 million or $0.40 per share as compared to $5.4 million or $0.11 per share for the first quarter of 2001. The increase of $14.2 million, or 267%, was primarily due to additional collaborative research and development and general and administrative expenses in support of the advancement of our drug discovery and development efforts, and a decline in gross interest income. Since inception, we have incurred operating losses, and as of March 31, 2002, we had an accumulated deficit of $144.2 million. We have not paid any federal income taxes since inception.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the quarter ended March 31, 2002, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $0.7 million as compared to $0.2 million for the same period in 2001. The increase of $0.5 million, or 178%, was primarily due to 454’s increased purchases of laboratory supplies, and increased equipment depreciation, as well as additional personnel costs. As the expected future level of 454’s loss increases, we anticipate recording an increased minority interest in subsidiary loss based upon the minority shareholders’ ownership percentage.

Liquidity and Capital Resources

As of March 31, 2002, we had $478.1 million in cash, cash equivalents and short-term investments as compared to $508.3 million as of December 31, 2001. The decrease of $30.2 million was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and interest paid to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants and capital leases. As of March 31, 2002, we had recognized $85.7 million of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At March 31, 2002, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $43.3 million. At March 31, 2002, equipment with a gross book value of $10.2 million secured our equipment financing facilities. We anticipate that we will use net proceeds of approximately $15.0 million from lease financing for capital expenditures over the next several years, primarily for the purchase of additional equipment and improvements at our laboratories. We had approximately $1.0 million in material commitments for capital expenditures at March 31, 2002.

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

Cash Flows For The Three Months Ended March 31, 2002

Operating Activities.    Net cash used in operating activities was $20.6 million for the three month period ended March 31, 2002 and was primarily due to the $17.6 million net cash loss from operations and increases in income taxes receivable, prepaid expenses, accrued expenses and deferred revenue of $0.5 million, $0.6 million, $1.6 million and $0.4 million, respectively, offset by decreases in other current assets, accounts payable, accrued payroll and related items and interest payable of $0.5 million, $0.6 million, $1.5 million and $2.3 million, respectively.

Investing Activities.    Net cash used in investing activities was $1.1 million for the three months ended March 31, 2002 and was primarily due to acquisitions of property and equipment of $6.3 million and payments of $3.1 million for intangible assets, substantially consisting of deferred real estate costs, offset by net inflows from purchases and maturities of short-term investments of $8.2 million.

Financing Activities.     Net cash used in financing activities was $0.3 million for the three months ended March 31, 2002 and primarily included payments on capital lease obligations of $0.8 million, offset by proceeds from exercises of stock options in the amount of $0.5 million.

Future Liquidity

Sources of Liquidity.    During the remainder of 2002, we expect to fund our operations through a combination of the following sources: cash, cash equivalents and short-term investment balances; collaboration revenue; gross interest income; lease financing; draw-downs on our collaborator loan facility; tax benefits from the State of Connecticut; stock option exercises; and, potential public securities offerings and/or private common stock offerings.

Uses of Liquidity.    Throughout 2002, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses: research and development expenses; general and administrative expenses; gross interest expense; and, facilities and equipment costs.

In addition to the above mentioned operating uses of liquidity, the following table represents our future contractual obligations as of April 1, 2002:

	Payments Due Year Ended December 31, (in thousands)
	Total	2002	2003	2004	2005	2006	2007
Capital leases	$4,610	$2,571	$1,770	$269	$—	$—	$—
Operating leases	8,990	1,414	2,239	1,787	1,466	1,186	898
Interest on convertible subordinated debt	40,500	4,500	9,000	9,000	9,000	9,000	—

Total	$54,100	$8,485	$13,009	$11,056	$10,466	$10,186	$898

We believe that our existing cash, cash equivalent and short-term investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2002. We consider our expenditures to be crucial to our future success and by continuing to make strategic investments in research and development, we believe that we are building substantial value for our shareholders. While we will continue to explore alternate sources for financing our business activities, including the possibility of public and/or private offerings of our securities, we cannot assure that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development.

Minority Interest in Subsidiary

As of March 31, 2002, minority interest in subsidiary was $13.2 million. Minority interest in subsidiary is related to the establishment of 454, our majority-owned subsidiary, during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, and less the minority shareholders’ portion of various expenses incurred to date. The loss attributed to our minority ownership in 454 is expected to increase during 2002 as 454 increases expenditures associated with technology development.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding: (i) our ability to apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease, (ii) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (iii) our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by current and former collaborators and successfully develop and market products from our internal product pipeline, (iv) the ability of our subsidiary, 454 Corporation, to commercialize products upon their development and create a future source of revenues for us, (v) our income tax benefit that will be approximately $1.2 million in 2002, (vi) our use of net proceeds of approximately $15.0 million from lease financing for capital expenditures over the next several years, (vii) our ability to fund our operations through a combination of sources during 2002 and to make substantial investments in our emerging preclinical and clinical drug pipeline, (viii) our belief that our sources of liquidity will be sufficient to meet our requirements through the end of 2002, and (ix) the expected future levels of losses, operating expenses and material commitments. Such statements are based on our management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our stage of development as a genomics based pharmaceutical company, uncertainties of clinical trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, our ability to protect our patents and proprietary rights, and uncertainties relating to commercialization rights.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

A.	Exhibits
Not applicable.

B.	Reports on Form 8-K

On January 31, 2002, we filed a report on Form 8-K announcing financial results for the year ended December 31, 2001; the Form 8-K also included guidance on our business and financial outlook for 2002.

On March 14, 2002, we filed a report on Form 8-K announcing that we entered into a drug target discovery and validation agreement with Alexion Pharmaceuticals, Inc. that is initially focused in oncology, but may be expanded to include additional disease areas. The Form 8-K also included an announcement that we entered into a formal relationship with Sequenom, Inc. for the purpose of rapidly determining the biological context of disease-associated genes through the application of population genetics and proteomics.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002	CURAGEN CORPORATION

	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

	By:	/s/ David M. Wurzer
David M. Wurzer Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)