Form 10-Q
period 2002-06-30
CURAGEN CORP
filed 2002-08-12
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-23223

CURAGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware 06-1331400	06-1331400
(State or other jurisdiction of (I.R.S. Employer incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut 06511
(Address of principal executive office)                                                          (Zip Code)

Registrant’s telephone number, including area code:    (203) 401-3330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐

The number of shares outstanding of the Registrant’s common stock as of July 26, 2002 was 48,951,671.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,385	$235,618
Short-term investments	222,621	272,731
Marketable securities	140,361	—

Cash and investments	455,367	508,349
Income taxes receivable	1,891	856
Other current assets	749	676
Prepaid expenses	3,189	2,810

Total current assets	461,196	512,691
Property and equipment, net	32,804	21,907
Notes receivable—related parties	140	190
Other assets	109	131
Intangible assets, net	3,394	3,782

Total assets	$497,643	$538,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,547	$3,476
Accrued expenses	3,545	2,585
Accrued payroll and related items	1,945	1,924
Interest payable	3,750	3,750
Deferred revenue	2,506	2,025
Current portion of obligations under capital leases	2,529	2,800

Total current liabilities	17,822	16,560

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	935	2,297

Total long-term liabilities	150,935	152,297

Commitments and contingencies:
Minority interest in subsidiary	12,257	13,899
Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 48,947,121 shares at June 30, 2002, and 48,729,319 shares at December 31, 2001	490	487
Additional paid-in capital	481,386	480,050
Accumulated other comprehensive income	998	—
Accumulated deficit	(166,245)	(124,592)

Total stockholders’ equity	316,629	355,945

Total liabilities and stockholders’ equity	$497,643	$538,701

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Collaboration revenue	$3,659	$6,240	$8,471	$11,901

Total revenue	3,659	6,240	8,471	11,901

Operating expenses:
Research and development	22,238	16,339	42,372	28,473
General and administrative	5,253	4,636	11,187	9,159

Total operating expenses	27,491	20,975	53,559	37,632

Loss from operations	(23,832)	(14,735)	(45,088)	(25,731)
Interest income, net	473	3,827	879	8,722

Loss before income taxes and minority interest in subsidiary loss	(23,359)	(10,908)	(44,209)	(17,009)
Income tax benefit	350	300	885	800
Minority interest in subsidiary loss	988	329	1,672	574

Net loss	($22,021)	($10,279)	($41,652)	($15,635)

Basic and diluted net loss per share	$(0.45)	$(0.21)	$(0.85)	$(0.33)

Weighted average number of shares used in computing basic and diluted net loss per share	48,897	48,556	48,851	47,731

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	($41,652)	($15,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,542	3,250
Non-monetary compensation	6	453
Stock-based 401(k) employer plan match	538	402
Minority interest	(1,672)	(574)
Changes in assets and liabilities:
Income taxes receivable	(1,035)	(800)
Other current assets	(73)	161
Prepaid expenses	(379)	(341)
Other assets	13	16
Accounts payable	71	(1,212)
Accrued expenses	960	(268)
Accrued payroll and related items	20	36
Deferred revenue	481	(636)

Net cash used in operating activities	(38,180)	(15,148)

Cash flows from investing activities:
Acquisitions of property and equipment	(15,017)	(4,812)
Payments for intangible assets	(13)	(33)
Repayments from related parties	50	112
Net inflows from purchases and maturities of short-term investments	50,110	147,535
Net outflows from purchases and maturities of marketable securities	(139,363)	—

Net cash (used in) provided by investing activities	(104,233)	142,802

Cash flows from financing activities:
Payments on capital lease obligations	(1,632)	(1,692)
Proceeds from sale-leaseback of equipment	—	901
Proceeds from issuance of Common Stock	—	85,000
Payments of stock issuance costs	—	(119)
Payments of financing costs	(12)	(12)
Proceeds from exercise of stock options	824	618
Proceeds from exercise of warrants	—	62

Net cash (used in) provided by financing activities	(820)	84,758

Net (decrease) increase in cash and cash equivalents	(143,233)	212,412
Cash and cash equivalents, beginning of period	235,618	329,495

Cash and cash equivalents, end of period	$92,385	$541,907

Supplemental cash flow information:
Interest paid	$4,747	$4,922

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$0	$901

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements include CuraGen Corporation and our majority-owned subsidiary, 454 Corporation (“the Company”), and accordingly, all material intercompany balances and transactions have been eliminated.

The June 30, 2001 and December 31, 2001 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2002. All dollar amounts are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Marketable securities

During the second quarter of 2002, the Company purchased marketable securities consisting primarily of debt securities, which are classified as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income” (see Note 3). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold, if any, is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at June 30, 2002, by contractual maturity, are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable Securities
Due in one year or less	$5,194	$19	—	$5,213
Due in one through three years	37,242	417	—	37,659
Due in three through five years	27,216	98	28	27,286

Mortgage backed and asset backed securities	69,711	492	—	70,203

Total Marketable Securities	$139,363	$1,026	$28	$140,361

For the three and six months ended June 30, 2002 and 2001, the Company did not realize any material gains or losses on securities sold.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3.	Accumulated Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and is composed of unrealized gains and losses on marketable securities. As of June 30, 2002, accumulated other comprehensive income was $1.0 million as compared to $0 for the corresponding period in 2001.

CURAGEN CORPORATION AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, which are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, include the following:

Revenue Recognition—We have entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Revenue is recognized based upon work performed or upon the attainment of certain benchmarks or milestones specified in the related agreements. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange agreement are based upon the fair value of the work performed by each collaborative partner. Deferred revenue arising from payments received from collaborative agreements is recognized as income when earned.

Cash and Investments—We consider investments readily convertible into cash, with an original maturity of three months or less, to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. Investments with an original maturity greater than one year are considered marketable securities and are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold, if any, is based on the specific identification method.

Property and Equipment—Property and equipment are recorded at cost. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. Equipment which is not yet placed in service, or buildings and leasehold improvements the construction of which is not yet completed, are classified as construction in progress and included in property and equipment. Under accounting principles generally accepted in the United States of America, land is not required to be depreciated.

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

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

Revenue.    Collaboration revenue for the three and six months ended June 30, 2002 was $3.7 million and $8.5 million, a decrease of $2.5 million and $3.4 million, or 40% and 29%, as compared to $6.2 million and $11.9 million for the corresponding periods in 2001. Revenues in the three month period ended June 30, 2002 were primarily related to our collaborative arrangements with Abgenix, Inc. (“Abgenix”) and Bayer AG (“Bayer”), while the same period in 2001 primarily included revenue from our collaborative arrangements with Abgenix, Bayer, and GlaxoSmithKline, Inc. (“Glaxo”). Revenues recorded in the six month period ended June 30, 2002 were primarily related to our collaborative arrangements with Abgenix and Bayer while the same period in 2001 included revenue from our collaborative arrangements with Abgenix, Bayer, COR Therapeutics, Inc. (“COR”), and Glaxo. The decreases in revenue are primarily due to the completion of the research portion of the collaborative arrangements with COR in the first quarter of 2001 and Glaxo in the fourth quarter of 2001.

The revenue we recognize under our collaborative arrangements is generally based upon work performed or the attainment of certain benchmarks specified in the related agreements. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange agreement are based upon the fair value of the work performed by each collaborative partner. Further revenue growth will be dependent upon our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully develop and market products that may arise from our own internal program pipeline. We expect second half of 2002 collaborative revenues to decrease slightly from corresponding 2001 levels, unless we enter into new agreements, or receive royalties and milestone payments from products currently under development by our current and former collaborative partners.

Operating Expenses.    Research and development expenses for the three and six months ended June 30, 2002 were $22.2 million and $42.4 million, compared to $16.3 million and $28.5 million for the same periods in 2001. The increases of $5.9 million and $13.9 million, or 36% and 49%, were primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under existing collaborations and strategic alliances, which included payments for contractual services, increased equipment depreciation, and additional personnel costs. Future research and development expenses are expected to continue to increase as our research and development facilities are expanded to accommodate our drug discovery and development efforts, as we continue advancing our products towards clinical development, and as the operations of 454 continue to grow.

General and administrative expenses for the three and six months ended June 30, 2002 increased $0.6 million and $2.0 million, or 13% and 22%, to $5.2 million and $11.2 million as compared to $4.6 million and $9.2 million for the three and six months ended June 30, 2001. The increases were primarily attributable to higher personnel and payroll costs, increases in expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate that general and administrative expenses will continue to increase in support of the advancement of our drug discovery and development efforts.

Interest Income, Net.    Net interest income for the three and six months ended June 30, 2002 of $0.5 million and $0.9 million decreased $3.3 million and $7.8 million, or 87% and 90%, as compared to $3.8 million and $8.7 million for the same periods in 2001. Gross interest income for the three and six months ended June 30, 2002 of $3.0 million and $6.0 million decreased $3.5 million and $8.0 million, or 54% and 57%, as compared to $6.5 million and $14.0 million for the same periods in 2001. The decreases in gross and net interest income were primarily due to lower cash and investment balances as a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment, interest paid to the holders of our convertible subordinated debt and declines in interest rates earned on our investments. Gross interest expense for the three and six months ended June 30, 2002 of $2.6 million and $5.1 million represented a decrease of $0.1 million and $0.2 million, or 4% and 4%, as compared to $2.7 million and $5.3 million for the three and six months ended June 30, 2001. This was primarily a result of decreasing interest payments on various expiring capital leases. We expect gross interest expense to increase slightly in the second half of 2002 in conjunction with the anticipated equipment financing for capital expenditures.

Income Taxes.    For the three and six months ended June 30, 2002, we recorded a Connecticut income tax benefit of $0.4 million and $0.9 million. We recorded this income tax benefit as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for foregoing carryforward of a research and development credit for state tax purposes. During 2002, we anticipate that the income tax benefit will be approximately $1.2 million, as we incur additional qualifying research and development costs. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Net Loss.    For the three and six months ended June 30, 2002, we reported a net loss of $22.0 million and $41.7 million or $0.45 per share and $0.85 per share as compared to $10.3 million and $15.6 million or $0.21 per share and $0.33 per share for the same periods in 2001. The increases in net loss of $11.7 million and $26.1 million, or 114% and 167%, were primarily due to additional research and development and general and administrative expenses in support of the advancement of our drug discovery and development efforts, and declines in collaboration revenue and gross interest income. Since inception, we have incurred operating losses, and as of June 30, 2002, we had an accumulated deficit of $166.2 million. We have not paid any federal income taxes since inception.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the three and six months ended June 30, 2002, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.0 million and $1.7 million as compared to $0.3 million and $0.6 million for the same periods in 2001. The increases of $0.7 million and $1.1 million, or 233% and 183%, were primarily due to 454’s increased purchases of laboratory supplies, increased equipment depreciation, and additional personnel costs. As the expected future level of 454’s loss increases, we anticipate recording an increased minority interest in subsidiary loss based upon the minority shareholders’ ownership percentage.

Liquidity and Capital Resources

As of June 30, 2002, we had $455.4 million in cash and investments as compared to $508.3 million as of December 31, 2001. The decrease in cash and investments during the first six months of 2002 of $52.9 million was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants and capital leases. As of June 30, 2002, we had recognized $89.3 million of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At June 30, 2002, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $54.5 million. At June 30, 2002, equipment with a gross book value of $10.1 million secured our equipment financing facilities. We anticipate that we will use net proceeds of a minimum of $15.0 million from equipment financing for capital expenditures over the next year, primarily for the purchase of additional equipment and for improvements at our laboratories. We had approximately $2.3 million in material commitments for capital expenditures at June 30, 2002.

In accordance with our investment policy, we are utilizing the following investment objectives for cash and investments: (1) investment decisions are made with the expectation of minimum risk of principal loss, even with a modest penalty in yield; (2) appropriate cash balances and related short-term funds are maintained for immediate liquidity needs, and appropriate liquidity is available for medium-term cash needs; and (3) maximum after-tax yield is achieved.

Cash Flows For The Six Months Ended June 30, 2002

Operating Activities.    Net cash used in operating activities was $38.2 million for the six months ended June 30, 2002 and was primarily due to the net cash loss from operations and increases in income taxes receivable of $1.0 million, prepaid expenses of $0.4 million, accrued expenses of $0.9 million and deferred revenue of $0.5 million, offset by a decrease in other current assets of $0.3 million.

Investing Activities.    Net cash used in investing activities was $104.2 million for the six months ended June 30, 2002 and was primarily due to acquisitions of property and equipment of $15.0 million offset by net outflows from purchases and maturities of short-term investments and marketable securities of $88.0 million.

Financing Activities.     Net cash used in financing activities was $0.8 million for the six months ended June 30, 2002 and primarily included payments on capital lease obligations of $1.6 million, offset by proceeds from exercises of stock options in the amount of $0.8 million.

Future Liquidity

Sources of Liquidity.    During the remainder of 2002, we expect to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; gross interest income; equipment financing for capital expenditures; draw-downs on our collaborator loan facility; tax benefits from the State of Connecticut; and stock option exercises.

Uses of Liquidity.    Throughout 2002, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: research and development expenses; general and administrative expenses; gross interest expense; and, facilities and equipment costs.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2002. We consider our expenditures to be crucial to our future success and by continuing to make strategic investments in research and development, we believe that we are building substantial value for our shareholders. While we will continue to explore alternate sources for financing our business activities, including the possibility of public and/or private offerings of our securities, we cannot assure that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development.

Minority Interest in Subsidiary

As of June 30, 2002, minority interest in subsidiary was $12.3 million. Minority interest in subsidiary is related to the establishment of 454, our majority-owned subsidiary, during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, and less the minority shareholders’ portion of various expenses incurred to date. The loss attributed to our minority ownership in 454 is expected to continue to increase during 2002 as 454 increases its expenditures associated with technology development.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These include statements regarding: (i) our ability to apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease, (ii) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (iii) the ability of our subsidiary, 454 Corporation, to commercialize products upon their development and create a future source of revenues for us, (iv) our expectation that capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years using the straight-line method, (v) the expected application of APB 25 to our stock based compensation awards to employees, (vi) our expectation that second half of 2002 collaborative revenues will decrease slightly from corresponding 2001 levels, (vii) our expected gross interest expense will increase slightly in the second half of 2002 in conjunction with the anticipated equipment financing for capital expenditures, (viii) our income tax benefit and receivable for 2001 and 2002, as we incur additional qualifying research and development costs, (ix) our use of net proceeds of a minimum of $15.0 million from equipment financing for capital expenditures over the next year, (x) our ability to fund our operations through a combination of sources during 2002 and to make substantial investments in our emerging preclinical and clinical drug pipeline, (xi) our belief that our sources of liquidity will be sufficient to meet our requirements through the end of 2002, and (xii) the increased loss attributed to our minority ownership in 454 during 2002 as it increases expenditures associated with technology development. Such statements are based on our management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our stage of development as a genomics based pharmaceutical company, uncertainties of clinical trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, our ability to protect our patents and proprietary rights, and uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a more detailed description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 15, 2002, and the following matters were voted on at that meeting:

1.    The election of John H. Forsgren and Robert E. Patricelli as Class I Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for the nominees as well as the number of broker nonvotes:

DIRECTOR	FOR	WITHHELD	BROKER NONVOTES
John H. Forsgren	42,532,944	230,101	N/A
Robert E. Patricelli	42,532,944	230,101	N/A

Our current Directors are Ronald M. Cresswell, Ph.D., Vincent T. DeVita, Jr., M.D., David R. Ebsworth, Ph.D., John H. Forsgren, Robert E. Patricelli, Jonathan M. Rothberg, Ph.D. and Patrick J. Zenner.

Item	6. Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit 10.1–Employment Agreement, dated May 20, 2002, between the Registrant and Michael P. McKenna

Exhibit 10.2–Employment Agreement, dated May 20, 2002, between the Registrant and John E. Murphy

Exhibit 10.3–Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland

Exhibit 99.1–Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

B.    Reports on Form 8-K

On April 11, 2002, we filed a report on Form 8-K announcing that we had discovered a gene that codes for a protein capable of inhibiting angiogenesis, one of the primary mechanisms of cancer that contributes to tumor cell growth. In addition, the report stated that our scientists are investigating this protein as a potential therapeutic to inhibit angiogenesis for the treatment of cancer.

On May 3, 2002, we filed a report on Form 8-K announcing that CuraGen and Abgenix scientists have successfully developed highly-specific, fully human monoclonal antibodies that precisely bind to PDGF D, a member of the Platelet-Derived Growth Factor family.

On May 22, 2002, we filed a report on Form 8-K announcing that CG53135, a novel protein discovered by our scientists, significantly reduces the severity and extent of tissue damage associated with inflammatory bowel disease in several disease models.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2002
CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)