Form 10-Q
period 2002-09-30
CURAGEN CORP
filed 2002-11-14
CIK 1030653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes  [ X ]   No [    ]

The number of shares outstanding of the Registrant’s common stock as of October 31, 2002 was 49,297,106.

CURAGEN CORPORATION AND SUBSIDIARY
FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,744	$235,618
Short-term investments	231,020	272,731
Marketable securities	129,710	—

Cash and investments	431,474	508,349
Income taxes receivable	1,951	856
Accounts receivable	2,879	—
Other current assets	172	676
Prepaid expenses	2,579	2,810

Total current assets	439,055	512,691
Property and equipment, net	34,036	21,907
Notes receivable—related parties	140	190
Other assets	106	131
Intangible assets, net	3,198	3,782

Total assets	$476,535	$538,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,014	$3,476
Accrued expenses	1,731	1,744
Accrued payroll and related items	2,273	1,924
Interest payable	1,500	3,750
Deferred revenue	3,133	2,025
Current portion of obligations under capital leases	2,072	2,800
Other current liabilities	797	841

Total current liabilities	15,520	16,560

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	547	2,297

Total long-term liabilities	150,547	152,297

Commitments and contingencies
Minority interest in subsidiary	11,155	13,899
Stockholders' equity:
Common Stock; $.01 par value, issued and outstanding 49,278,967 shares at September 30, 2002, and 48,729,319 shares at December 31, 2001	493	487
Additional paid-in capital	483,491	480,050
Accumulated other comprehensive income	2,891	—
Accumulated deficit	(186,126)	(124,592)
Unamortized stock-based compensation	(1,436)	—

Total stockholders' equity	299,313	355,945

Total liabilities and stockholders' equity	$476,535	$538,701

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Collaboration revenue	$6,019	$6,084	$14,490	$17,986

Total revenue	6,019	6,084	14,490	17,986

Operating expenses:
Research and development	21,295	17,388	63,667	45,861
General and administrative	6,207	4,830	17,394	13,989

Total operating expenses	27,502	22,218	81,061	59,850

Loss from operations	(21,483)	(16,134)	(66,571)	(41,864)
Interest income, net	528	2,860	1,407	11,583

Loss before income taxes and minority interest in subsidiary loss	(20,955)	(13,274)	(65,164)	(30,281)
Income tax benefit (expense)	(28)	1,750	857	2,550
Minority interest in subsidiary loss	1,101	407	2,773	982

Net loss	($19,882)	($11,117)	($61,534)	($26,749)

Basic and diluted net loss per share	$(0.41)	$(0.23)	$(1.26)	$(0.56)

Weighted average number of shares used in computing basic and diluted net loss per share	48,989	48,651	48,898	48,041

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net loss	($61,534)	($26,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,997	5,030
Non-monetary compensation	325	576
Stock-based 401(k) employer plan match	815	632
Minority interest	(2,773)	(982)
Changes in assets and liabilities:
Income taxes receivable	(1,095)	(4,182)
Accounts receivable	(2,879)	(33)
Other current assets	504	(916)
Prepaid expenses	231	(580)
Other assets	13	53
Accounts payable	538	(353)
Accrued expenses	(13)	1,632
Accrued payroll and related items	349	384
Interest payable	(2,250)	(2,250)
Deferred revenue	1,108	468
Other current liabilities	(44)	121

Net cash used in operating activities	(59,708)	(27,149)

Cash flows from investing activities:
Acquisitions of property and equipment	(18,529)	(9,239)
Proceeds from sale of fixed assets	29	—
Payments for intangible assets	(18)	(60)
Repayments from related parties	50	137
Net inflows (outflows) from purchases and maturities of short-term investments	41,711	(37,272)
Net outflows from purchases and maturities of marketable securities	(126,819)	—

Net cash used in investing activities	(103,576)	(46,434)

Cash flows from financing activities:
Payments on capital lease obligations	(2,478)	(2,681)
Proceeds from sale-leaseback of equipment	—	901
Proceeds from issuance of Common Stock	—	85,000
Payments of stock issuance costs	—	(124)
Payments of financing costs	(12)	(12)
Proceeds from exercise of stock options	897	782
Proceeds from exercise of warrants	—	62
Proceeds from issuance of Restricted Stock	3	—

Net cash (used in) provided by financing activities	(1,590)	83,928

Net (decrease) increase in cash and cash equivalents	(164,874)	10,345
Cash and cash equivalents, beginning of period	235,618	329,495

Cash and cash equivalents, end of period	$70,744	$339,840

Supplemental cash flow information:
Interest paid	$9,334	$9,608

Supplemental schedule of non-cash financing transactions:
Obligations under capital leases	$0	$901

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

The September 30, 2001 and December 31, 2001 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2002. All dollar amounts are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Accumulated Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and is composed of unrealized gains and losses on marketable securities. For the three and nine months ended September 30, 2002, other comprehensive income was $1.9 million and $2.9 million, respectively, as compared to $0 for the corresponding periods. The Company adopted SFAS 130 during the second quarter of 2002.

3.    Subsequent Event—Restructuring Plan

On November 7, 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. As a result of the restructuring plan, the Company’s employee base was reduced by approximately 125 personnel, representing approximately 25% of its workforce. The reduction in personnel represented early-stage drug discovery and general and administrative positions.

In connection with this restructuring plan, a charge of approximately $11 million will be recorded in the fourth quarter of 2002, consisting of approximately $3 million related to employee separation costs and asset impairment costs related to equipment no longer in service. The employee separation costs will be recorded under FASB 146 (see Note 3) and include amounts to be paid for severance and related benefits.

The Company has included in the restructuring charge of approximately $11 million a write-off of approximately $8 million, consisting of costs previously incurred in conjunction with the planned construction of its campus facilities, including the company headquarters and protein production facility in Branford, Connecticut. At September 30, 2002, these costs were included in property and equipment, net. Plans to construct these facilities have been deferred indefinitely, pending improvements in the external financing environment, which might afford the Company the ability to finance the future construction costs.

4.    Recently Enacted Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for annual financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company intends to record the effect of the November 7, 2002 restructuring plan, as discussed in Note 2, under the early adoption provisions of SFAS 146.

CURAGEN CORPORATION AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We are a genomics based pharmaceutical development company. We apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease. We use this information to develop protein, antibody, and small molecule therapeutics to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf, and have established alliances to develop antibody drugs across all disease areas, and to develop small molecule drugs to treat obesity and diabetes. We are currently pursuing additional collaborations to develop small molecule drugs across our remaining disease areas. We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technology, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we expand our drug development operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug discovery and development programs. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. In June 2000, we established a majority-owned subsidiary, 454 Corporation (“454”), to develop novel technologies for rapidly and comprehensively analyzing entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

Our failure to successfully develop and market pharmaceutical products, or establish additional strategic alliances to aid us in this effort over the next several years would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated for us from commercial sales of products developed through the application of our technologies and respective expertise are not expected for several years, if at all.

On November 7, 2002, we announced a restructuring plan intended to reduce costs and focus our resources on prioritizing, selecting and rapidly advancing our most promising drug candidates. As a result of the restructuring plan, our employee base was reduced by approximately 125 personnel, representing approximately 25% of our workforce. The reduction in personnel represented early-stage drug discovery and general and administrative positions.

In connection with this restructuring plan, a charge of approximately $11 million will be recorded in the fourth quarter of 2002, consisting of approximately $3 million related to employee separation costs and asset impairment costs related to equipment no longer in service. The employee separation costs will be recorded under FASB 146 (see Note 3) and include amounts to be paid for severance and related benefits.

Included in the restructuring charge of approximately $11 million is a write-off of approximately $8 million, consisting of costs previously incurred in conjunction with the planned construction of our campus facilities, including the company headquarters and protein production facility in Branford, Connecticut. At September 30, 2002, these costs were included in property and equipment, net. Plans to construct these facilities have been deferred indefinitely, pending improvements in the external financing environment, which might afford us the ability to finance the future construction costs.

We expect to substantially complete our restructuring plan by the end of 2002. If our restructuring program is implemented in the manner and on the timeline we intend, we expect to begin to realize the benefits of our restructuring plan by the end of the fourth quarter of 2002.

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

Cash and Investments—We consider investments readily convertible into cash, with an original maturity of three months or less, to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. Investments with an original maturity greater than one year are considered marketable securities and are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts are included in interest income. The cost of securities sold, if any, is based on the specific identification method.

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

Impairment of Long-Lived Assets—We regularly evaluate the recoverability of the net carrying value of our property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets as determined by using estimated future undiscounted cash flows. A loss on impairment would be recognized by a charge to earnings.

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

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

Revenue.    Collaboration revenue for the three and nine months ended September 30, 2002 was $6.0 million and $14.5 million, a decrease of $0.1 million and $3.5 million, or 1% and 19%, as compared to $6.1 million and $18.0 million for the corresponding periods in 2001. Revenues in the three month period ended September 30, 2002 were primarily a result of our collaborative research exchange arrangement with Abgenix, Inc. (“Abgenix”) and a milestone payment from Bayer AG (“Bayer”), while the same period in 2001 primarily included revenue from our collaborative research exchange arrangement with Abgenix and our collaborative research agreements with Bayer and GlaxoSmithKline, Inc. (“Glaxo”). Revenues recorded in the nine month period ended September 30, 2002 were primarily a result of our collaborative research exchange arrangement with Abgenix and included a milestone payment from Bayer while the same period in 2001 included revenue from our collaborative research exchange arrangement with Abgenix and our collaborative research agreements with Bayer, COR Therapeutics, Inc. (“COR”) and Glaxo. The decreases in revenue are primarily due to the completion of the research portion of the collaborative research agreements with COR in the first quarter of 2001 and Glaxo in the fourth quarter of 2001.

Further revenue growth will be dependent upon our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully develop and market products that may arise from our own internal drug development pipeline. We expect fourth quarter 2002 collaborative revenues to decrease slightly from corresponding 2001 levels, unless we enter into new agreements, or receive royalties and milestone payments from products currently under development by our current and former collaborative partners.

Operating Expenses.    Research and development expenses for the three and nine months ended September 30, 2002 were $21.3 million and $63.7 million, compared to $17.4 million and $45.9 million for the same periods in 2001. The increases of $3.9 million and $17.8 million, or 22% and 39%, were primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under existing collaborations and strategic alliances, which included payments for contractual services, increased equipment depreciation, and additional personnel costs. We expect that research and development expenses for the remainder of 2002 will increase in comparison to the third quarter of 2002, as we continue advancing our products toward clinical development, and as the operations of 454 continue to grow.

General and administrative expenses for the three and nine months ended September 30, 2002 increased $1.4 million and $3.4 million, or 29% and 24%, to $6.2 million and $17.4 million as compared to $4.8 million and $14.0 million for the three and nine months ended September 30, 2001. The increases were primarily attributable to higher personnel and payroll costs, increases in expenses in connection with upgrades and expansion of our facilities, as well as legal expenses in support of the development of our intellectual property portfolio. We anticipate reductions in general and administrative expenses, principally payroll and related personnel costs for the remainder of 2002 as compared to the third quarter of 2002, as we continue to closely monitor patent-related legal expenses and decrease the amount of facilities expansions.

Interest Income, Net.    Net interest income for the three and nine months ended September 30, 2002 of $0.5 million and $1.4 million decreased $2.4 million and $10.2 million, or 83% and 88%, as compared to $2.9 million and $11.6 million for the same periods in 2001. Gross interest income for the three and nine months ended September 30, 2002 of $3.1 million and $9.1 million decreased $2.4 million and $10.4 million, or 44% and 53%, as compared to $5.5 million and $19.5 million for the same periods in 2001. The decreases in gross and net interest income were primarily due to lower cash and investment balances and declines in interest rates earned on our investments. Gross interest expense for the three and nine months ended September 30, 2002 of $2.5 million and $7.7 million represented a decrease of $0.1 million and $0.2 million, or 4% and 3%, as compared to $2.6 million and

$7.9 million for the three and nine months ended September 30, 2001. This decrease was primarily a result of declining interest payments on various expiring capital leases. We expect gross interest expense to increase slightly in the future in conjunction with anticipated equipment financing for capital expenditures.

Income Taxes.    For the three and nine months ended September 30, 2002, we recorded a net Connecticut income tax expense of $0.02 million and a net income tax benefit of $0.9 million, respectively. The income tax benefit is a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for foregoing carryforward of a research and development credit for state tax purposes. For the year ended December 31, 2002, we anticipate that the income tax benefit will be approximately $1.2 million, as we incur additional qualifying research and development costs.

As a result of Connecticut legislation passed in July 2002, effective for tax years beginning on or after January 1, 2002, companies are required to pay on an annual basis a minimum of 30% of the capital base component of their Connecticut corporation business tax, notwithstanding available tax credit carry-forwards. Therefore, for the nine months ended September 30, 2002, the net income tax benefit includes an accrual of approximately $0.2 million for the capital base tax liability.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented.

Net Loss.    For the three and nine months ended September 30, 2002, we reported a net loss of $19.9 million and $61.5 million or $0.41 per share and $1.26 per share as compared to $11.1 million and $26.7 million or $0.23 per share and $0.56 per share for the same periods in 2001. The increases in net loss of $8.8 million and $34.8 million, or 79% and 130%, were primarily due to additional research and development and general and administrative expenses in support of the advancement of our drug discovery and development efforts, and declines in collaboration revenue and gross interest income. Since inception, we have incurred operating losses, and as of September 30, 2002, we had an accumulated deficit of $186.1 million. We have not paid any federal income taxes since inception.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the three and nine months ended September 30, 2002, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.1 million and $2.8 million as compared to $0.4 million and $1.0 million for the same periods in 2001. The increases of $0.7 million and $1.8 million, or 175% and 180%, were primarily due to 454’s increased purchases of laboratory supplies, increased equipment depreciation, additional personnel costs and legal expenses in support of the development of their intellectual property portfolio. As the expected future level of 454’s loss increases, we anticipate recording an increased minority interest in subsidiary loss based upon the minority shareholders’ ownership percentage.

Liquidity and Capital Resources

As of September 30, 2002, we had $431.5 million in cash and investments as compared to $508.3 million as of December 31, 2001. The decrease in cash and investments during the first nine months of 2002 of $76.8 million was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants and capital leases. As of September 30, 2002, we had recognized $95.3 million of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements. At September 30, 2002, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $57.4 million, including approximately $8 million associated with our campus facilities in Branford, Connecticut. At September 30, 2002, equipment with a gross book value of $10.0 million secured our equipment financing facilities. We had approximately $1.2 million in material commitments for capital expenditures at September 30, 2002.

Our cash requirements under the restructuring plan are anticipated to be approximately $1.5 million, of which we expect the majority to be paid to terminated employees prior to December 31, 2002. We expect to substantially complete our restructuring plan by the end of 2002. If our restructuring program is implemented in the manner and on the timeline we intend, we expect to begin to realize the benefits of our restructuring plan by the end of the fourth quarter of 2002.

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

Cash Flows For The Nine Months Ended September 30, 2002

Operating Activities.    Net cash used in operating activities was $59.7 million for the nine months ended September 30, 2002 and was primarily due to the net cash loss from operations of $56.2 million, increases in income taxes receivable of $1.1 million and accounts receivable of $2.9 million in addition to a decrease in interest payable of $2.3 million, offset by decreases in other current assets of $0.5 million and prepaid expenses of $0.2 million, and increases in accounts payable of $0.5 million, accrued payroll and related items of $0.3 million and deferred revenue of $1.1 million.

Investing Activities.    Net cash used in investing activities was $103.6 million for the nine months ended September 30, 2002 and was primarily due to acquisitions of property and equipment of $18.5 million and net outflows from purchases and maturities of short-term investments and marketable securities of $85.1 million.

Financing Activities.    Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2002 and primarily included payments on capital lease obligations of $2.5 million, offset by proceeds from exercises of stock options in the amount of $0.9 million.

Future Liquidity

Sources of Liquidity.    During the remainder of 2002, we expect to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; gross interest income; and tax benefits from the State of Connecticut.

Uses of Liquidity.    Through the end of 2002, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. We foresee the following as significant uses of liquidity: research and development expenses; general and administrative expenses; gross interest expense; facilities and equipment costs; and employee separation costs in relation to our restructuring plan announced in November 2002 (see Note 2).

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2003. We consider our expenditures to be crucial to our future success and by continuing to make strategic investments in research and development, we believe that we are building substantial value for our shareholders. While we will continue to explore alternate sources for financing our business activities, including the possibility of public and/or private offerings of our securities, we cannot assure that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing agreements for the development and testing of products under development.

Minority Interest in Subsidiary

As of September 30, 2002, minority interest in subsidiary was $11.2 million. Minority interest in subsidiary is related to the establishment of 454, our majority-owned subsidiary, during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, and less the minority shareholders’ portion of losses and stock issuance costs incurred to date. The minority interest in subsidiary is expected to continue to decrease during the remainder of 2002 as 454 incurs expenditures associated with technology development.

Recently Enacted Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for annual financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on our financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We intend to record the effect of the November 7, 2002 restructuring plan, as discussed in Note 2, under the early adoption provisions of SFAS 146.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of October 16, 2002 (a date within 90 days before the filing date of this Form 10-Q), an evaluation was performed by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of October 16, 2002.

(b)	Changes in Internal Controls

The CEO and CFO have indicated that there have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to October 16, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These include statements regarding: (i) our expectation that SFAS 145 will not have a material effect on our financial statements, (ii) our intention to record the effect of the November 7, 2002 restructuring plan under the early adoption provisions of SFAS 146, (iii) our ability to apply proprietary functional genomic technologies, bioinformatic systems, and disease expertise to discover genes and proteins, and to determine how these genes and proteins function in the context of disease, (iv) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (v) the ability of our subsidiary, 454 Corporation, to commercialize products upon their development and create a future source of revenues for us, (vi) our expectation that our restructuring plan will be substantially complete and that we will begin to realize the benefits of the plan by the end of 2002, (vii) our expectation that 2002 collaborative revenues will decrease slightly from 2001 levels, (viii) the expectation that gross interest expense will remain relatively constant in the near future, (ix) our income tax benefit which will be approximately $1.2 million in 2002, as we incur additional qualifying research and development costs, (x) our ability to fund our operations through a combination of sources during 2002 and to make substantial investments in our emerging preclinical and clinical drug pipeline, (xi) our belief that our sources of liquidity will be sufficient to meet our requirements through the end of 2003, and (xii) the increased loss attributed to our minority ownership in 454 during 2002 as it increases expenditures associated with technology development. Such statements are based on our management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to successfully complete our restructuring plan announced on November 7, 2002, our stage of development as a genomics based pharmaceutical company, uncertainties of clinical trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, our ability to protect our patents and proprietary rights, and uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a more detailed description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Part II—Other Information

Item 6.    Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 10.1—Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

Exhibit 99.1—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

B.    Reports on Form 8-K

On July 25, 2002 we filed a report on Form 8-K under Item 5 “Other Events and Regulation FD Disclosure” announcing financial results for the quarter ended June 30, 2002.

On September 18, 2002 we filed a report on Form 8-K under Item 5 “Other Events and Regulation FD Disclosure” announcing that in collaboration with Bayer AG’s toxicologists, we have developed an innovative technology capable of predicting a drug compound’s potential for toxicity. In addition, we received a milestone payment of $2.9 million from Bayer for successfully developing this technology and industrializing it into a high-throughput format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	CuraGen Corporation

By: /s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

By: /s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer
and Treasurer (principal financial and accounting
officer of the registrant)

CERTIFICATIONS

I, Jonathan M. Rothberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CuraGen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/    Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

CERTIFICATIONS

I, David M. Wurzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CuraGen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/    David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer
and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon
Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)