Form 10-K
period 2002-12-31
CURAGEN CORP
filed 2003-03-26
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter was $245,138,290.

The number of shares outstanding of the registrant’s common stock as of February 28, 2003 was 49,417,677.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

BUSINESS

General

We are a genomics based pharmaceutical development company. We apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs. Through the application of our proprietary technologies, we are gaining an understanding of how genes and proteins function in the context of disease, and are applying this knowledge to the development of protein, antibody, and small molecule therapeutics.

Our integrated functional genomic technologies are enabling our scientists to conduct research throughout each stage of the drug discovery, drug development and pharmacogenomics screening and evaluation process. We have established internal programs to develop products to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system (“CNS”) disorders.

Our efforts are focused on the development of pharmaceutical products that address unmet medical needs. At each stage of the drug development process, we reevaluate the relative merits of continuing our progress solely through internal efforts or through strategic drug development alliances. By leveraging our knowledge of the human genome, we expect to gain a greater understanding of the molecular basis of disease. And, by combining this comprehensive understanding of disease mechanisms with our functional genomic technologies, Internet-based bioinformatic systems, and industrialized discovery and development processes, we believe we can develop pharmaceutical products with greater efficacy, and fewer side effects and increase the probability that the most appropriate drugs will be administered to patients.

Overview

The large-scale study of genes and genetic information is known as genomics. In recent years, scientists have analyzed large portions of the genetic information contained within the human genome, resulting in a nearly complete set of human genes. The most prominent of these projects was the publicly funded Human Genome Project. Through the study of genomics, scientists seek to understand the molecular basis of disease and to develop more effective treatments than those that are currently available. Historically, the pharmaceutical, animal health and agricultural industries have not used genomic approaches broadly to investigate the molecular basis of disease when developing new products primarily because:

•	the entire sequence of the human genome was not previously available;

•	genomics technologies had been inadequate;

•	discovery processes used by these industries had caused them to underestimate the influence of genetic and environmental factors upon disease;

•	uniform information systems necessary to drive genomics technologies had been largely unavailable; and

•	information systems designed to manage, analyze and ultimately understand genomic information were largely unavailable.

We believe that we have addressed these issues through the application of proprietary technologies to better understand the molecular basis of disease, and we are actively applying this knowledge to discover and develop novel pharmaceutical products. We intend to apply our proprietary genomic technologies to uncover and understand the molecular basis of disease, and we expect to be able to exploit a unique opportunity to develop the next generation of therapeutic products to treat important diseases that are not being adequately addressed by existing therapeutics or treatment regimens.

Many important and complex diseases often arise through a combination of genetic and environmental factors. The successful treatment of such diseases often depends upon an understanding of how the human body interprets its genetic information, how disruptions in this information can lead to disease and, in turn, how drugs can arrest or reverse disease progression. Metabolic diseases, cancer, inflammatory diseases and CNS disorders are examples of such complex diseases. As scientific advances improve our understanding of the molecular basis of many diseases, we believe that the methods used by the pharmaceutical industry to develop new drugs will undergo a fundamental transformation.

Developing successful treatments for complex diseases remains a major technological challenge and will require an integrated set of genomics technologies, processes and information systems. We believe that increased information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and about their interplay with drugs and the environment, coupled with information systems that enable the comprehensive understanding of this information, will accelerate drug discovery and development. We have developed our technologies, and related processes and information systems to generate this information and enable our improved understanding, and we are actively applying our knowledge to develop pharmaceutical products.

Our Drug Discovery, Drug Development, and Pharmacogenomic Programs

We are focusing our drug discovery, drug development and pharmacogenomic programs to develop pharmaceutical products to address unmet or insufficiently addressed medical needs, including the need for more efficient and accurate drug target identification and validation and a more systematic means of analyzing the molecular basis of certain diseases and conditions. Our discovery programs focus on identifying and validating drug targets derived from the human genome. We then apply our functional genomics technologies to proprietary research programs to systematically analyze the molecular basis of metabolic diseases, cancer, inflammatory diseases, and CNS disorders, in order to determine their distinct mechanisms of action. Our discovery approach has enabled the rapid identification of a large number of commercially valuable disease-related genes and potential drug targets.

Our scientists analyze human diseases that have the potential to yield protein therapeutics, monoclonal antibodies and small molecule targets, and seek to uncover variations of genes that may predispose or protect individuals from susceptibility, onset, or progression of disease. We are using this knowledge to develop drugs that are potentially safer and more effective than previously made. As part of our internal drug development programs, we also seek patent protection for newly discovered disease-related genes and proteins, as well as for novel uses of known genes and the proteins they encode.

We have expertise in pharmacogenomics, a process of: determining how drugs work and why they fail within the human body; understanding why certain drugs may be unsafe due to adverse side effects that may be associated with a person’s genetic inheritance; and, determining which drugs are appropriate for specific patients. We are using pharmacogenomic studies to find additional drug targets, to understand how current drugs work, to identify potential toxicities, and to prioritize the development of our own drugs.

Drug Discovery Programs

Metabolic Diseases.    Within the field of metabolic diseases, we are analyzing a variety of primary human disease tissues and genetic and cell-based models relating to specific metabolic diseases, including obesity and adult onset diabetes. We believe that our technologies are well suited to identify the genes and pathways involved in these diseases, which are known to involve errors in cellular communication mechanisms and the regulation of metabolic pathways. To date, we have used our functional genomic technologies to discover genes associated with these diseases and to identify disease-related pathways and additional targets for drug discovery.

Cancer.    Cancer encompasses disease processes of almost every organ system and involves a loss of control in multiple, diverse cellular communication mechanisms and pathway regulation. We are applying our functional genomic technologies to identify the genes and pathways involved in the early development of cancer and its progression to metastatic disease. We have analyzed a number of models of cancer and have identified pathways incorporating proteins common to many of the models. We believe that genes that are highly active in cancerous tissue may be excellent targets for the development of monoclonal antibody drugs.

Inflammatory Diseases.    Although inflammatory diseases such as asthma, osteoarthritis and rheumatoid arthritis are among the most common and chronic, existing drugs have exhibited limited efficacy and debilitating side effects. We are actively identifying and validating potential drug targets associated with these diseases and have filed for patent protection related to discoveries made thus far.

CNS Disorders.    We are currently examining both psychiatric and neurological disorders in order to identify potential targets in these areas. Our efforts combine the understanding of currently marketed drugs with the best human and animal models of the disease. To date, we have studied numerous human tissues, cell lines, animal models and existing drugs with specific action in the CNS and discovered a number of novel genes, pathways and potential targets.

Drug Development Programs

The goal of our drug development programs is to advance promising therapeutic candidates into clinical trials in the United States (“U.S.”) and worldwide, ultimately leading to product registration. We are focusing on developing three broad classes of therapeutics:

•	secreted proteins;

•	fully human monoclonal antibodies raised against membrane-bound or secreted proteins; and

•	small molecule therapeutics.

Therapeutic Proteins.    In order to determine the therapeutic potential of genes that encode secreted proteins, we have implemented high-throughput protocols for the production, purification and testing of these proteins. We have established high-throughput cell-based assays for characterizing the therapeutic potential of secreted proteins. By using animal models, we are currently evaluating the efficacy of a number of secreted proteins as potential human therapeutics. Proteins that have excellent efficacy and favorable toxicity profiles will be selected as protein drugs for clinical development.

As of December 31, 2002, our scientists have elected approximately 60 potential protein therapeutic projects and are now focused on advancing 20 of these projects that have been given the highest priority. Five of these proteins have been validated in relevant cellular assays and on March 3, 2003, the U.S. Food and Drug Administration (“FDA”) approved our Investigational New Drug (“IND”) application to initiate clinical trials for one of these five proteins, CG53135 (or FGF20), a potential protein therapeutic being investigated as a treatment for oral mucositis. Oral mucositis is a side effect of chemotherapy and radiotherapy that results in the degradation of mucosal tissue that can range from redness and irritation to severe ulcerations of the mouth and throat. We now plan to proceed with a multi-center Phase I clinical trial during April 2003, to evaluate safety and pharmacokinetics in patients with cancer who are at risk for mucositis following chemotherapy.

Therapeutic Antibodies.    We are employing a genomics based approach for the development of monoclonal antibody therapeutics. We have identified genes that make suitable targets for monoclonal antibody therapy, may be associated with disease, and on which we have filed patent applications. These proteins are used to make fully human monoclonal antibodies by Abgenix, Inc. (“Abgenix”). Antibodies are naturally occurring proteins used by the body’s immune system to combat many diseases. As therapeutic products, antibodies have several potential advantages over other therapies. The highly specific interaction between an antibody and its target may, for example, reduce unwanted side effects that may occur with the use of other therapies. Fully human antibodies are desirable because they reduce the risk of rejection by the human body that is present with mouse or partially “humanized” antibodies.

We have an alliance with Abgenix to create fully human monoclonal antibodies against targets that we have identified (see “Strategic Research and Development Alliances”). We will be jointly and systematically testing human monoclonal antibodies for efficacy in human cells and animal models of disease. We intend to select human monoclonal antibodies that demonstrate excellent efficacy combined with a favorable toxicity profile as antibody drugs for clinical development.

As of December 31, 2002, we have selected approximately 90 antibody targets with Abgenix. This collaboration has produced fully human monoclonal antibodies against 28 of these targets, six of which have been validated in relevant cellular assays. In early January 2003, we contracted with Abgenix for the clinical manufacture of CR002, the first antibody that we selected to develop as a CuraGen product from the Abgenix collaboration. We expect to advance CR002 into clinical trials during 2004 as a potential treatment for kidney disease.

Small Molecule Therapeutics.    We are also applying our expertise in genomics and knowledge of disease to develop small molecule therapeutics. Specifically, we are identifying and validating drug targets for use in small molecule drug development. We currently do not have expertise in combinatorial and medicinal chemistry. We have entered into an alliance with Bayer AG (“Bayer”) to develop small molecule drugs in the areas of obesity and adult onset diabetes (see “Strategic Research and Development Alliances”). Bayer is screening targets identified by us against its compound library and developing promising leads into pre-clinical candidates. Therefore, we continue to seek alliances similar to our Bayer alliance that will provide us access to this expertise, in exchange for sharing the profits on therapeutics that may be developed as a result of these alliances.

The therapeutic candidates that show superior efficacy will be further evaluated using our pharmacogenomics technologies. We contribute to clinical development costs and are sharing the profits on therapeutics that may be developed as a result of this alliance.

As of December 31, 2002, our scientists and Bayer have elected approximately 60 small molecule projects, conducted screening on 20 of these, and advanced nine into chemical optimization and proof-of-principle experiments.

Pharmacogenomic Programs

Using our functional genomic technologies, the tissues targeted by a drug, as well as the organs that might exhibit side effects, including liver, heart, and kidney, can be studied in animal models thought to be indicative of human response. We believe that this information may help us and other pharmaceutical companies select and optimize drug candidates based on improved efficacy and reduced side effects. We further believe that this information will help the pharmaceutical industry to significantly reduce the time and cost of drug development. For drugs already on the market, an understanding of the mechanism of action through pharmacogenomics can help identify appropriate patient populations and lead to an improved second generation of drugs.

We have analyzed drugs whose commercial viability or clinical indications are threatened either by a lack of understanding of how they work within the human body, the mechanism of action, or by severe side effects. Our goal is to continue to generate data to provide pharmacology and toxicology information, to understand the mechanism of drug action, to identify patient populations that are likely to respond favorably to a particular medication and, potentially, to identify new indications or more optimal targets.

In September 2002, we introduced the Predictive Toxicogenomics Screen (“PTS”), which is a technology that is potentially capable of predicting a drug compound’s toxicity by testing very small quantities of compounds, such as the quantities that are available after high-throughput drug screening. In collaboration with Bayer, our scientists tested the PTS technology by evaluating more than 150 preclinical drug compounds and ranking these compounds according to their potential for toxicity.

This unique technology was developed by analyzing more than 100 known toxic compounds and identifying specific marker genes whose activity correlates with known forms of liver toxicity. These marker genes have been affixed to gene expression microarrays (chips) for use in high-throughput comparative analysis. By comparing the gene expression of cells exposed to small quantities of compounds that are in development against these gene markers of toxicity, scientists are potentially able to rank-order tested compounds based upon their potential for toxicity. The resulting information can be used to aid scientists in determining which compounds have the highest likelihood for success in clinical development.

In addition to understanding the genes that respond to drug treatments we are linking these genes to our database containing thousands of human genetic variations, or single nucleotide polymorphisms (“cSNPs”). The discovery of cSNPs that have a role in drug efficacy or toxicity may be of tremendous value in personalizing medicine at the genetic level to the extent that researchers or physicians may use them to:

•	expedite compounds through clinical trials;

•	reduce toxicity by segmenting patient populations; and

•	give the right drug to the right patient.

To date, we have identified thousands of cSNPs in potential drug targets and drug response genes.

Strategic Research and Development Alliances

As part of our business strategy, we seek to establish strategic research and development alliances with companies to gain access to expertise that is currently unavailable to us. We expect that these alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, capital, near term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix and Bayer, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances.

If any of our existing alliance partners were to breach, terminate or not renew their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize genomics based antibody drugs using Abgenix’ XenoMouse™ technology. This five-year alliance was established initially to identify up to 120 fully human antibody drug candidates intended for treating a broad range of complex diseases including cancer and autoimmune disorders. Antibodies determined to have commercial product potential will be allocated between the parties for further development. We will reciprocate milestone and royalty payments with Abgenix for products resulting from this drug development alliance. In addition, under the agreement, Abgenix purchased 837,990 shares of our common stock at a price of $17.90 per share for $15.0 million through a private placement.

In November 2000, we expanded our alliance with Abgenix to develop and commercialize up to 250 fully human antibody drug candidates across all disease areas. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of our common stock at a price of approximately $34.69 per share for $50.0 million in a private placement.

Bayer

In January 2001, we signed two comprehensive drug discovery, evaluation, development, and co-commercialization agreements with Bayer. As part of these agreements, Bayer purchased 3,112,482 shares of our common stock at a price of approximately $27.31 per share in a private placement totaling $85.0 million.

The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule drugs to treat obesity and adult onset diabetes. We are to provide 80 drug targets over the first five years of the collaboration, as well as grant access to our comprehensive suite of functional genomic technologies, bioinformatics and pharmacogenomic expertise to select, prioritize and ensure that the resulting drugs are administered to the appropriate patients. Bayer will utilize its high-throughput screening, combinatorial chemistry, medicinal chemistry, pharmacology, and development expertise to develop small molecule compounds against the targets supplied by us. We will share expenses with Bayer related to later stage preclinical and clinical compound development, and both companies anticipate bringing 12 candidates in obesity and diabetes to clinical development. Both parties will jointly fund the relevant research, development and commercialization activities up to $1.34 billion over a 15-year period. Ultimately, we will jointly commercialize drugs resulting from this alliance with Bayer, and then share profits 56% to Bayer and 44% to us. Under the termination provisions in the agreement, either party can terminate upon breach of contract or if there is a change in corporate control, upon providing 30 days written notice to the other party.

The second agreement is a broad, five-year pharmacogenomic and toxicogenomic collaboration. We will apply our functional genomic technologies and pharmacogenomics expertise to evaluate Bayer’s developmental and preclinical pipeline of pharmaceutical compounds across all disease areas. Through the efforts of this collaboration, we and Bayer expect to reduce drug development costs, reduce the time to market, and create safer and more efficacious drugs. In addition, we and Bayer intend to compile a database of gene-based markers and information that will enable scientists to predict potential drug toxicities, understand how particular drugs work, and identify new disease indications. Both parties have exclusive rights to use the established database; however, we have the right to externally market toxicity screening services, which incorporate information from this database and give rise to royalties payable to Bayer on the resulting revenues. During the later stages of this collaboration, Bayer has an option to negotiate a technology transfer agreement. During years one and two, the collaboration generated approximately $14.0 million in revenue from completion of the set-up phase and initiation of the production phase. In accordance with the terms and conditions of the collaborative agreement, the maximum amount of remaining production phase funding is approximately $25.0 million, which may be adjusted during the production phase, but will in no event generate less than $12.0 million in revenues over the remaining term of the agreement. Under the termination provisions in the agreement, either party can terminate at any time upon mutually agreeing to do so, or after 30 days written notice of breach of contract. Under the termination provisions in the agreement, either party can terminate at any time upon mutually agreeing to do so, or after 30 days written notice of breach of contract.

Other

In addition to the above listed alliances, we have smaller, ongoing collaborative relationships with Alexion Pharmaceuticals, Altria Group, Inc. (formerly Philip Morris USA), Genentech, Inc., Mitsubishi Pharma Company, Ono Pharmaceuticals, Pfizer, Inc. and Sequenom, Inc. We have also established relationships with more than 100 universities, academic institutions, and individual companies to gain access to disease tissue samples, disease models, and select technologies. Individually, we do not consider these relationships to be of a material nature, but as a group they form an important component of our business. We have also successfully conducted research with, and have the potential to receive future milestones and royalties from companies including Biogen, Inc., DuPont/Pioneer Hi-Bred International, Inc., GlaxoSmithKline, Inc., Hoffmann-La Roche Inc. and its affiliate, Roche Vitamins, Inc., Millennium Pharmaceuticals, Inc. (formerly COR Therapeutics, Inc.), and Monsanto Company. Refer to Note 4 of our consolidated financial statements for revenue information on major collaborators.

Integrated Functional Genomic Technologies

Our Internet-enabled functional genomic technologies, processes and information systems are fully integrated through a bioinformatics operating system that enables the rapid generation of comprehensive information about gene and protein function and about their interactions with drugs, the environment, and diverse patient populations.

Our genomic technologies, processes and information systems are designed to overcome significant technological limitations present in existing gene-based drug discovery and development methods. Our technology platform rapidly generates comprehensive information about gene sequences, variations in gene sequences, gene expression, biological pathways and the proteins affecting these pathways, and information about their interplay with drugs, the environment and diverse patient populations. Our technology platform has been used by our collaborators and ourselves to analyze many diseases and has led to the discovery of a number of disease-related genes, drug targets and potential drugs.

Drug Target Identification, Qualification, and Validation

Our gene sequencing technology generates comprehensive sequence databases of expressed genes from any species and is used to identify cSNPs. Our gene expression technology measures substantially all of the differences in gene expression levels between biological samples in order to discover disease-related genes and to measure their activity. Specifically, we designed our gene discovery and analysis technologies to:

•	comprehensively measure the expression levels of the genes expressed in any species; and

•	be integrated into an efficient, automated, high-throughput process.

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

Once potential drug targets are identified, we apply technologies and processes to qualify and validate the discoveries as actual drug targets. To accomplish these, we have industrialized a series of “wet” biology approaches that include gene analysis across human disease tissue samples, cellular and biochemical assays, and in vitro and in vivo models of disease. Each of these processes further characterizes the drug targets, and provides scientists with a greater insight into their biological role.

Pharmacogenomics, Pharmacogenetics, and Toxicogenomics

In addition to accelerating the discovery of new drug candidates, we are also using our technologies to predict the efficacy and safety of drug candidates currently in pharmaceutical development pipelines, and to review the performance and side effects of drugs already being marketed. This approach, referred to as pharmacogenomics, is aiding in the development of more effective and safer drugs. When this approach focuses exclusively on drug toxicity, it is referred to as toxicogenomics. Pharmacogenomics can also potentially be utilized to identify more appropriate patient populations for use in clinical drug studies.

Our functional genomic technologies can also be used in preclinical and clinical trials to predict which drugs are more likely to be effective by analyzing gene expression changes induced by drug treatment in humans and animal models. We have generated gene expression databases for numerous drugs already on the market to accelerate the development of an improved generation of drugs with fewer side effects and to assist in the selection of appropriate patient populations. By correlating gene expression levels and the activities of biological pathways following treatment with specific drugs, we may be able to minimize the side effects of drugs, to identify appropriate patient populations for existing drugs and to aid in the development of safer and more effective drugs. In addition, we use our gene sequence database to identify cSNPs in genes that respond to drugs, and can use these variations for identifying the most appropriate patients for a specific drug treatment.

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

We designed GeneScape to meet the needs of researchers using a single operating system, which integrates research requests, project management, database access and data analysis and visualization. GeneScape provides the user with a web-based standardized interface to our processes and databases, operating over the Internet on any computer platform that supports a standard web browser. By providing simultaneous, real-time access to our technologies, systems and databases to researchers at multiple sites, GeneScape is a powerful tool that permits researchers to work together on discovery and development projects. These technologies can be used alone or in concert in discovery efforts as well as preclinical and clinical trials to predict which drugs are more likely to succeed by analyzing gene expression changes induced by drug treatment in humans and animal models. As GeneScape is modular and may be expanded to incorporate other technologies, systems and databases, we intend to continually enhance this technology platform by adding additional technologies as they become applicable.

Technology Subsidiary

In June 2000, we announced the formation of 454 Corporation (currently doing business as 454 Life Sciences) (“454”), a 60%-owned subsidiary established to develop novel technologies for rapidly and comprehensively analyzing entire genomes. The technologies being developed at 454 are expected to have broad applications in industrial engineering, agriculture, animal health, and human health care including drug discovery and development, and disease diagnosis. This subsidiary was funded primarily with $40.0 million from investors including ourselves, Soros Fund Management, L.L.C., Cooper Hill Partners, L.L.C, and members of our senior management team.

The operations of 454 are run by a separate management team and governed by a Board of Directors made up of members of our management team and Board of Directors. Over the last two and a half years, 454 has made significant progress in developing technologies to rapidly sequence entire genomes. In August 2002,

454 successfully sequenced a viral genome on their technology platform. As this new technology is refined and its applications across the life sciences industry become more apparent, we anticipate that 454 will positively impact our overall corporate valuation.

Competition

We currently face, and will continue to face, intense competition from one or more of the following entities:

•	pharmaceutical companies;

•	biotechnology companies;

•	diagnostic companies;

•	academic and research institutions; and

•	government agencies.

We are also subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics generally is highly competitive. Our competitors in the genomics area include:

•	Human Genome Sciences, Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	major pharmaceutical companies; and

•	universities and other research institutions (including those receiving funding from the federally funded Human Genome Project).

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

Intellectual Property

Our business and competitive position depend on our ability to protect our genomic technologies, gene sequences, products, information systems and proprietary databases, software and other methods and technology. We continually file patent applications for our proprietary methods and devices for sequencing, gene expression analysis, discovery of biological pathways and drug screening and development. As of the date of this report, we had approximately 900 patent applications pending covering genes and gene transcripts, as well as for our technologies, discoveries and products with the United States Patent and Trademark Office (“USPTO”), as well as numerous corresponding international and foreign patent applications. As of the date of this report, we had been issued 38 patents with respect to aspects of our technologies, discoveries and products with expiration dates extending from 2015 onward.

In 2001, the USPTO issued new guidelines for patent applications reflecting the USPTO’s current policy regarding statutory written description and utility requirements for patentability. The implementation of these new guidelines may cause the USPTO initially to reject some of our pending new gene and protein patent applications. Although we believe that we will overcome such rejections to any of our new gene and protein cases, there is no guarantee that the USPTO will approve them. We strive especially to gain issued patents for our commercially important genes and proteins. The new guidelines are not expected to impact pending cases directed to technology platforms.

CuraGen®, GeneScape®, GeneCalling®, SeqCalling™, PathCalling®, HitCalling™, SNPCalling™, CuraTools®, CuraMap®, CuraChip™, PTS™, Predictive Toxicogenomics Screen™ and other trademarks of CuraGen Corporation mentioned in this report are the property of CuraGen Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

Government Regulation

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient recruitment is a function of many factors, including the:

•	size of the patient population;

•	proximity of patients to clinical sites;

•	eligibility criteria for the study; and

•	existence of competitive clinical trials.

We have received FDA approval to conduct clinical trials for CG53135, a potential protein therapeutic for the treatment of oral mucositis in cancer patients that are undergoing chemotherapy and radiotherapy. None of our product candidates have been approved for commercialization in the United States or elsewhere. We, or any of our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for some products. Failure by us, or our collaborators, to obtain required governmental approvals will delay or preclude our collaborators or us from marketing drugs or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

Our research and development activities involve the controlled use of hazardous materials, chemicals and controlled substances. We are subject to federal, state and local laws and regulations governing the acquisition, use, storage, handling and disposal of such materials and certain waste products.

Available Information

We were incorporated in Delaware in November 1991. Our principal executive offices are located at 555 Long Wharf Drive, 11th Floor, New Haven, Connecticut 06511. Our telephone number is (203) 401-3330. We maintain a web site on the Internet at http://www.curagen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These documents are also available in the SEC’s Public Reference Room.

Employees

As of December 31, 2002, we and 454 had 403 full and part-time employees, 173 of whom hold Ph.D., M.D. or J.D. degrees. Our employees include engineers, physicians, molecular biologists, chemists, lawyers and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

Item 2.    Properties

We maintain our principal administrative offices along with research facilities at locations in both Branford and New Haven, Connecticut. We lease a total of approximately 146,000 square feet at all locations. The leases are for terms of two to six years, and generally provide renewal options for terms of up to five years. Our plans to construct a new corporate headquarters and protein production facility in Branford have been deferred indefinitely, pending improvements in the external financing environment which would afford us the ability to finance the future construction costs. We believe that our facilities are adequate for our current operations or that suitable additional leased space will be available as needed.

Item 3.    Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CRGN”. The following table sets forth, for the periods indicated, the low and high closing prices per share for our common stock, as reported by the Nasdaq National Market:

	2001
	Low	High
Quarter Ended March 31, 2001	$18.9375	$44.0625
Quarter Ended June 30, 2001	20.6250	41.1300
Quarter Ended September 30, 2001	16.0500	38.1300
Quarter Ended December 31, 2001	19.0800	25.0000

	2002
	Low	High
Quarter Ended March 31, 2002	$14.0000	$21.3800
Quarter Ended June 30, 2002	4.87000	15.6000
Quarter Ended September 30, 2002	3.86000	7.00000
Quarter Ended December 31, 2002	3.41000	5.34000

On February 28, 2003, the closing price of our common stock on the Nasdaq National Market was $3.43 per share.

Stockholders

As of February 28, 2003, there were approximately 237 shareholders of record of our common stock and, according to our estimates, 11,662 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2002 are derived from our consolidated balance sheets as of December 31, 2002 and 2001 and the related audited consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years ended December 31, 2002, 2001 and 2000 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the consolidated statements of operations data for each of the two years in the periods ended December 31, 1999 and 1998 have been derived from our related financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$18,246	$23,475	$20,838	$15,104	$9,257
Net loss attributable to common stockholders	(90,403)	(42,912)	(26,978)	(25,763)	(18,936)
Net loss per share attributable to common stockholders	(1.85)	(0.89)	(0.70)	(0.89)	(0.78)
Weighted average number of common shares outstanding attributable to common stockholders	48,942	48,208	38,748	28,802	24,402

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$414,809	$508,349	$477,031	$76,374	$43,294
Working capital	404,211	496,131	462,543	67,890	33,066
Total assets	448,529	538,701	499,163	93,894	60,804
Total long-term liabilities	150,263	152,297	154,907	8,410	6,984
Accumulated deficit	(214,995)	(124,592)	(81,680)	(54,702)	(28,939)
Stockholders’ equity	271,504	355,945	311,610	74,998	42,475
Cash dividends declared per common share	None	None	None	None	None

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a genomics based pharmaceutical development company. We apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs. We use this information to develop protein, antibody, and small molecule therapeutics to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf. We have established a strategic alliance with Abgenix, Inc. (“Abgenix”) to develop antibody drugs across all diseases areas, and have established a strategic alliance with Bayer AG (“Bayer”) to develop small molecule drugs to treat obesity and adult onset diabetes. We are currently pursuing additional alliances to develop small molecule drugs across other disease areas.

We were incorporated in November 1991 and, until March 1993, were engaged primarily in organizational activities, research and development of our technologies, grant preparation and obtaining financing. We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and rapidly advancing our most promising drug candidates. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug discovery and development programs. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances with Abgenix and Bayer, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. We have also established a majority-owned subsidiary, 454 Corporation (currently doing business as 454 Life Sciences) (“454”), to develop novel technologies for rapidly and comprehensively analyzing entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

Our failure to successfully develop and market pharmaceutical products over the next several years would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all.

The 2001 and 2000 consolidated financial statements have been reclassified to conform to the classifications used in 2002. All dollar amounts in tabular presentations are shown in thousands.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe the following to be our critical accounting policies:

Revenue Recognition—We have entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Revenue is recognized based upon defined metrics of completion that include percentage of completion milestones, and project specific initiatives as defined in each of the respective research plans. The defined metrics are reviewed internally each month to determine the work performed and the appropriate revenue to be recognized. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partner and us. Revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative partner. Deferred revenue arising from payments received from collaborative research agreements is recognized as income when earned.

Cash and Investments—We consider investments readily convertible into cash, with an original maturity of three months or less, to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of these investments approximates fair value due to their short maturity. Investments with an original maturity greater than one year are designated as marketable securities, are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts are included in interest income.

Impairment of Long-Lived Assets—We regularly evaluate the recoverability of the net carrying value of our property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. The impairment write-down would be the difference between the carrying amounts and the fair value of these long-lived assets. A loss on impairment would be recognized by a charge to earnings.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an Amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. We will continue to apply APB 25 to our stock-based compensation awards to employees.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenue.    Collaboration revenue for the year ended December 31, 2002 was $18.2 million, a decrease of $5.3 million, or 23%, as compared to $23.5 million for the corresponding period in 2001, reflecting our current business strategy to establish strategic research and development alliances with companies, rather than focusing on shorter term service based collaborations. Therefore, the decrease in collaboration revenue from 2001 to 2002, was primarily due to the completion in 2001 of the service based collaborations with GlaxoSmithKline, Inc. (“GSK”), Hoffmann-La Roche Inc. and its affiliate, Roche Vitamins, Inc (“Roche”) and Millennium Pharmaceuticals, Inc. (formerly COR Therapeutics, Inc.) (“Millennium”), which generated an aggregate of approximately $7.0 million in collaboration revenue during 2001. The decrease in collaboration revenue was also a result of the progression of the Bayer alliance during 2002 from the set-up phase to the production phase, offset by additional revenue recognized from the Abgenix strategic alliance.

Revenues recorded in the twelve month period ended December 31, 2002 were primarily related to our collaborative agreements with Abgenix, Bayer, and Genentech, Inc. (“Genentech”) while the same period in 2001 primarily included revenue from our collaborative agreements with Abgenix, Bayer, GSK, Millennium and Roche. Revenue from each of Abgenix and Bayer accounted for 10% or more of our total revenue in fiscal 2002. Abgenix, Bayer and GSK each accounted for 10% or more of our total revenue in 2001.

We expect that 2003 collaboration revenues will continue to decrease significantly compared to 2002 revenues, unless we receive royalties or milestone payments from products currently under development by our current and former collaborative partners. We will continue to focus on the establishment of strategic research and development alliances with companies to gain access to expertise that is currently unavailable to us. We expect these alliances with other pharmaceutical and biotechnology companies to provide us with access to unique technologies, access to capital, near term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. Future revenues will be dependent upon our ability to enter into additional alliances and collaborations, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators, successfully sell technologies being developed by 454 and successfully develop and market products that may arise from our own internal drug development pipeline.

Operating Expenses.    Research and development expenses for the year ended December 31, 2002 were $81.7 million compared to $65.8 million for the same period in 2001. The increase of $15.9 million, or 24%, was primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under existing collaborations and strategic alliances, which included payments for contractual services, increased equipment depreciation expense and additional personnel costs. Research and development expenses for 2003 are expected to decrease slightly in comparison to 2002, reflecting the expected reduction in costs as a result of the recent corporate restructuring, partially offset by the expected increase in clinical trial costs and 454’s increased operating expenses as its operations continue to expand.

General and administrative expenses for the year ended December 31, 2002 increased $4.2 million, or 22%, to $23.0 million as compared to $18.8 million for the same period in 2001. The increase was primarily attributable to legal expenses in support of the development of our intellectual property portfolio and additional personnel costs. General and administrative expenses for 2003 are expected to decrease slightly in comparison to 2002, reflecting the recent corporate restructuring, including decreases in personnel costs, depreciation expense, consulting costs, and facility repairs and maintenance costs.

Restructuring and related charges.    Restructuring and related charges of approximately $11.0 million were incurred in 2002 as a part of our restructuring plan which was intended to reduce costs and focus resources on prioritizing, selecting and rapidly advancing our most promising drug candidates. As a result of the restructuring plan, our employee base was reduced by approximately 125 personnel, representing approximately 24% of our workforce. The reduction in personnel included early-stage drug-discovery employees and general and administrative support positions. In connection with this restructuring plan, we incurred $1.8 million related to employee separation costs and $1.1 million of asset impairment costs related to equipment no longer in service. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2002. The cash requirements under the restructuring plan were $1.9 million, of which $1.2 million was paid prior to December 31, 2002. We expect to pay the majority of our remaining cash obligations related to the 2002 restructuring plan during the first quarter of 2003 and currently do not anticipate any additional restructuring plans.

Also included in restructuring and related charges was an asset impairment of $8.1 million, consisting of costs previously incurred in conjunction with the planned construction of a campus facility, including a new corporate headquarters and protein production facility in Branford, Connecticut. Plans to construct these facilities have been deferred indefinitely, pending improvements in the external financing environment, which would afford us the ability to finance the future construction costs.

Interest Income, net.    Net interest income for the year ended December 31, 2002 of $1.5 million decreased $11.7 million, or 89%, as compared to $13.2 million for the same period in 2001. Interest income for the year ended December 31, 2002 of $11.7 million decreased $12.1 million, or 51%, as compared to $23.8 million for the same period in 2001. The decrease in interest income was primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2002. We earned an average yield of 2.7% in 2002 as compared to 4.0% in 2001. The decrease in cash and investments during 2002 was primarily a result of operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt which we issued on February 2, 2000. We anticipate that interest income in 2003 will continue to decrease significantly as compared to 2002, as cash and investment balances are utilized in the normal course of operations and the yields in our investment portfolio continue to decrease slightly.

Interest expense for the year ended December 31, 2002 of $10.2 million represented a decrease of $0.4 million, or 4%, as compared to $10.6 million for the year ended December 31, 2001. Interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000. We expect that interest expense will remain relatively constant in 2003.

Income Tax Benefit.    For the year ended December 31, 2002, we recorded a Connecticut income tax benefit of $1.5 million, representing a decrease of $2.1 million, as compared to a Connecticut income tax benefit of $3.6 million in 2001. The decrease in the income tax benefit was a result of the decline in various expenses which qualify for the annual research and development credit, primarily tax based compensation and consulting expenses resulting from the exercise of stock options by employees and non-employees. We recorded the income tax benefit as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the credit. We expect to record a Connecticut income tax benefit during 2003 of significantly less than the 2002 amount, due to an anticipated reduction in qualified Connecticut research and development expenses.

We determine our income taxes using the asset and liability method. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. As we have no prior earnings history, a valuation allowance in an amount equal to the deferred income tax assets has been established to reflect these uncertainties. The increase in the valuation allowance was $40.7 million for the year ended December 31, 2002.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the year ended December 31, 2002, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $3.9 million as compared to $1.5 million for the same period in 2001. The increase of $2.4 million, or 160%, was primarily due to 454’s additional personnel costs, increased purchases of laboratory supplies, increased equipment depreciation expense and payments for consulting and contractual services. During 2003, losses attributed to the minority ownership in 454 are expected to continue to increase as compared to 2002, as 454 continues to make significant progress in developing new technologies.

Net Loss.    For the year ended December 31, 2002, we reported a net loss of $90.4 million, or $1.85 per share as compared to $42.9 million, or $0.89 per share, for the same period in 2001. Our net loss for 2003 is expected to decrease slightly as compared to 2002. Since inception, we have incurred operating losses, and as of December 31, 2002, we had an accumulated deficit of $215.0 million. To date, we have not paid any federal income taxes.

Years Ended December 31, 2001 and 2000

Revenue.    Collaboration revenue for the year ended December 31, 2001 was $23.5 million, an increase of $2.7 million, or 13%, as compared to $20.8 million for the corresponding period in 2000. Revenues recorded in the twelve month period ended December 31, 2001 were primarily related to our collaborative arrangements with Abgenix, Bayer, GSK, Millennium and Roche, while the same period in 2000 primarily included revenue from our collaborative arrangements with Abgenix, Genentech, GSK and Millennium. Revenue from each of Abgenix, Bayer, and GSK accounted for 10% or more of our total revenue in fiscal 2001. Abgenix, DuPont/Pioneer Hi-Bred International, Inc., Genentech, GSK, Millennium and Roche each accounted for 10% or more of our total revenue in 2000.

Operating Expenses.    Research and development expenses for the year ended December 31, 2001 were $65.8 million compared to $40.9 million for the same period in 2000. The increase of $24.9 million, or 61%, was primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under new and existing collaborations, which resulted in increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, and additional personnel costs.

General and administrative expenses for the year ended December 31, 2001 increased $4.6 million, or 32%, to $18.8 million as compared to $14.2 million for the same period in 2000. The increase was primarily attributable to higher recruiting, personnel, payroll and marketing costs, expenses in connection with upgrades and expansion of our facilities and related increased rent expenses, as well as legal expenses in support of the development of our intellectual property portfolio.

Interest Income, net.    Net interest income for the year ended December 31, 2001 of $13.2 million increased $7.6 million, or 134%, as compared to $5.6 million for the same period in 2000. Interest income for the year ended December 31, 2001 of $23.8 increased $8.1 million, or 51%, as compared to $15.7 million for the same period in 2000. The increase in interest income was primarily due to higher cash and investment balances as a result of funds we received from the proceeds of our public offering in November 2000 and from the combined net proceeds from our private placements with Abgenix in November 2000 and Bayer in January 2001, offset by recent declines in interest rates. Interest expense for the year ended December 31, 2001 of $10.6 million represented an increase of $0.5 million, or 5%, as compared to $10.1 million for the year ended December 31, 2000. This increase in interest expense was primarily attributable to accrued interest and interest paid to the holders of our convertible subordinated debt which we issued on February 2, 2000.

Income Tax Benefit.    For the year ended December 31, 2001, we recorded a Connecticut income tax benefit of $3.6 million, an increase of $2.1 million over the amount recorded in 2000. This increase was a result of the increase in various expenses which qualified for the annual research and development credit, including tax based compensation and consulting expenses resulting from the exercise of stock options by employees and non-employees. The income tax benefit was recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of their research and development credit.

We determine our income taxes using the asset and liability method. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the deferred income tax assets have been established to reflect these uncertainties in all periods presented. The increase in the valuation allowance was $22.2 million for the year ended December 31, 2001.

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the year ended December 31, 2001, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.5 million as compared to $0.3 million for the same period in 2000. The increase of $1.2 million, or 359%, was primarily due to 454’s increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses, as well as additional personnel costs, all of which were incurred during a full twelve month period in 2001, as compared to seven months during 2000, as 454 was formed in June 2000.

Net Loss.    For the year ended December 31, 2001, we reported a net loss of $42.9 million, or $0.89 per share as compared to $27.0 million, or $0.70 per share, for the same period in 2000. Since inception, we have incurred operating losses, and as of December 31, 2001, we had an accumulated deficit of $124.6 million. To date, we have not paid any federal income taxes.

Liquidity and Capital Resources

As of December 31, 2002, we had $414.8 million in cash and investments, compared to $508.3 million as of December 31, 2001. The decrease of $93.5 million in cash and investments during 2002 was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt issued in February 2000. We have financed our operations since inception primarily through public equity offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants, and capital leases. As of December 31, 2002, we had recognized $99.1 million of cumulative sponsored research revenues from collaborative research agreements and government grants. To date, inflation has not had a material effect on our business.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements and net outflows from purchases and maturities of short-term investments and marketable securities. At December 31, 2002, our gross investment in lab and office equipment, computers, land and leasehold improvements was $42.9 million. At December 31, 2002, equipment with a gross book value of $4.5 million secures our equipment financing loan facilities. We had approximately $1.3 million in material commitments for capital expenditures at December 31, 2002.

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

Cash Flows For The Year Ended December 31, 2002

Operating Activities.    Net cash used in operating activities was $74.6 million for the year ended December 31, 2002 and was primarily due to the net cash loss from operations of $74.3 million, increases in income taxes receivable of $1.5 million and prepaid expenses of $0.6 million and a decrease in accounts payable of $1.1 million, offset by a decrease in deferred revenue of $0.6 million, plus increases in accrued expenses of $0.8 million and other current liabilities of $0.8 million.

Investing Activities.    Net cash used in investing activities was $90.7 million for the year ended December 31, 2002 and was primarily due to net outflows from purchases and maturities of short-term investments and marketable securities of $70.4 million and acquisitions of property and equipment, including expenditures for leasehold improvements, of $20.3 million.

Financing Activities.    Net cash used in financing activities was $1.9 million for the year ended December 31, 2002 and primarily included payments on capital lease obligations of $3.0 million offset by proceeds from exercises of stock options in the amount of $1.1 million.

Future Liquidity

Sources of Liquidity.    During 2003, we expect to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; gross interest income; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity.    Throughout 2003, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: salaries and benefits, supplies and reagents, contractual services, clinical trials on our recently approved protein therapeutic CG53135, legal expenses in support of the development of our intellectual property portfolio, and interest expense related to payments made to the holders of our convertible subordinated debt issued in February 2000. In addition, we anticipate that we will also incur additional capital expenditures in 2003 primarily for the purchase of equipment and leasehold improvements at our New Haven and Branford research facilities and administrative offices, including the expansion of our existing protein production laboratory.

The following table represents our contractual obligations as of December 31, 2002:

	Payments Due Year Ended December 31,
	Total	2003	2004	2005	2006	2007	2008 and thereafter
Capital leases	$1,861	$1,592	$269	$—	$—	$—	$—
Operating leases	8,607	2,482	1,997	1,648	1,340	1,030	110
Interest on convertible subordinated debt	40,500	9,000	9,000	9,000	9,000	4,500	—
Long-term debt obligation (1)	150,000	—	—	—	—	150,000	—

Total	$200,968	$13,074	$11,266	$10,648	$10,340	$155,530	$110

(1)	Refer to Note 8 of our consolidated financial statements for additional discussion of our long-term debt obligation.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2003. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in research and development programs, we believe that we are building substantial value for our shareholders. Our future operating and capital requirements, and the adequacy of our available funds will depend on many factors, including the progress we make in our drug discovery, drug development, and pharmacogenomic programs, the magnitude of these programs, the success of our strategic research and development alliance partners in developing and commercializing drugs from existing programs and our ability to establish additional collaborative and licensing arrangements. While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objectives of our long-term business plan, which are to successfully develop and market pharmaceutical products.

Income Taxes

We and 454 have the following tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes:

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$264,970	2008 to 2023	$248,221	2004 to 2023
454	$ 13,922	2021 to 2023	$ 13,671	2021 to 2023

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$10,903	2008 to 2023	$8,458	2014 to 2018
454	$ 570	2021 to 2023	$ 148	2018

For income tax purposes, we do not file consolidated income tax returns with 454.

Minority Interest in Subsidiary

As of December 31, 2002, minority interest in subsidiary was $10.1 million. Minority interest in subsidiary is related to the establishment of 454, a majority-owned subsidiary, during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to continue to increase during 2003, as 454’s expenditures associated with technology development continue to increase.

Recently Enacted Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for annual financial statements issued on or after May 15, 2002, and the adoption of SFAS 145 did not have a material effect on our financial statements.

In July 2002, the FASB issued SFAS 146 which requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have recorded the effect of our November 2002 restructuring plan, as discussed above and in Note 11 of our consolidated financial statements, under the early adoption provisions of SFAS 146.

In December 2002, the FASB issued SFAS 148, which permits two additional transition methods for entities, that voluntarily change to the fair value based method of accounting for stock based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on our financial statements, as we have not yet adopted SFAS 123.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees. The provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002, and the adoption of FIN No. 45 did not have a material effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. The provisions of FIN No. 46 are effective for financial statements issued after January 31, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding: (i) our ability to apply proprietary genomic technologies to understand the molecular basis of disease and develop the next generation of therapeutic products for important diseases; (ii) our ability to develop pharmaceutical products with greater efficacy and fewer side effects and increase the probability that the most appropriate drugs will be administered to patients; (iii) our expectation that CG53135 (or FGF20) will be advanced into clinical trials during April 2003; (iv) our expectation that CR002 will be advanced into clinical trials during 2004 as a potential treatment for kidney disease; (v) our ability to generate data and information that will help the pharmaceutical industry to significantly reduce the time and cost of drug development; (vi) our expectation of bringing 12 candidates in obesity and diabetes to clinical development under our collaboration with Bayer; (vii) our ability to establish our fully integrated technologies and GeneScape operating system as the preferred platform for genomics, drug discovery, drug development and pharmacogenomics; (viii) the ability of 454 Corporation to develop technologies that have broad applications in drug discovery, preclinical drug development and the field of pharmacogenetics and to create a future source of revenues for us; (ix) the likely success of our technologies; (x) the expected benefits, effects, efficiency and performance of our services and products; (xi) the expected future levels of losses, operating expenses and material commitments; (xii) our ability to enter into additional collaborations and strategic alliances, maintain and expand current collaborations, garner royalties and milestone payments from products currently under development by current and former collaborators and successfully develop and market products from our internal product pipeline; (xiii) our expectation that our research and development expenses for 2003 are expected to decrease slightly in comparison to 2002; (xiv) our expectation that our general and administrative expenses for 2003 are expected to decrease slightly in comparison to 2002; (xv) the expectation that a majority of our remaining cash obligations related to the restructuring plan will be paid in the first quarter of 2003; (xvi) our expectation that interest expense will remain relatively constant in 2003; (xvii) our expected sources and uses of liquidity in 2003 and (xviii) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2003. Such statements are based on our management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our stage of development as a genomics based pharmaceutical company; uncertainties of preclinical and clinical testing and trials; government regulation and healthcare reform; technological uncertainty and product development risks; product liability exposure; uncertainty of additional funding; our history of incurring losses and the uncertainty of achieving profitability; reliance on research collaborations and strategic alliances; competition; the ability of our third party manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP, and our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights including the acquisition of licenses; the availability and terms of which cannot be predicted. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information, refer to the more specific risk and uncertainties discussed throughout this discussion and analysis.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Currently, we maintain approximately 15% of our cash and investments in financial instruments with original maturity dates of less than three months, 50% of our cash and investments in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 35% in financial instruments with original maturity dates of greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $3.5 million decrease in the fair value of our cash and investments.

Our outstanding long-term liabilities as of December 31, 2002 consist of our 6% convertible subordinated debentures due February 2, 2007 and capital lease obligations, both of which bear interest at fixed rates, therefore, our results of operations would not be affected by interest rate changes. Although future borrowings would be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2002, the market value of our convertible subordinated debentures based on quoted market prices was estimated at $95.0 million.

As of December 31, 2002, we did not have any off-balance sheet arrangements.

Item 8.    Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$68,401	$235,618
Short-term investments	198,301	272,731
Marketable securities	148,107	—

Cash and investments	414,809	508,349
Income taxes receivable	2,359	856
Other current assets	275	676
Prepaid expenses	3,405	2,810

Total current assets	420,848	512,691

Property and equipment, net	24,336	19,376
Other assets	245	321
Intangible assets, net	3,100	6,313

Total assets	$448,529	$538,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,426	$3,476
Accrued expenses	2,539	1,744
Accrued payroll and related items	2,300	1,924
Interest payable, short-term	3,750	3,750
Deferred revenue	2,610	2,025
Deferred rent	—	59
Current portion of obligations under capital leases	1,511	2,800
Other current liabilities	1,501	782

Total current liabilities	16,637	16,560

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	263	2,297

Total long-term liabilities	150,263	152,297

Commitments and contingencies
Minority interest in subsidiary	10,125	13,899

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,362,463 shares at December 31, 2002, and 48,729,319 shares at December 31, 2001	494	487
Treasury Stock, at cost; 12,500 shares at December 31, 2002, and none at December 31, 2001	(49)	—
Additional paid-in capital	483,824	480,050
Accumulated other comprehensive income	3,357	—
Accumulated deficit	(214,995)	(124,592)
Unamortized stock-based compensation	(1,127)	—

Total stockholders’ equity	271,504	355,945

Total liabilities and stockholders’ equity	$448,529	$538,701

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Collaboration revenue	$18,246	$23,475	$20,838

Total revenue	18,246	23,475	20,838

Operating expenses:
Research and development	81,654	65,849	40,951
General and administrative	22,955	18,831	14,244
Restructuring and related charges	10,982	—	—

Total operating expenses	115,591	84,680	55,195

Loss from operations	(97,345)	(61,205)	(34,357)

Interest income, net
Interest income	11,728	23,790	15,717
Interest expense	(10,176)	(10,553)	(10,066)

Total interest income, net	1,552	13,237	5,651

Net loss before income tax benefit and minority interest in subsidiary loss	(95,793)	(47,968)	(28,706)
Income tax benefit	1,503	3,550	1,400
Minority interest in subsidiary loss	3,887	1,506	328

Net loss	$(90,403)	$(42,912)	$(26,978)

Basic and diluted net loss per share	$(1.85)	$(0.89)	$(0.70)

Weighted average number of shares used in computing basic and diluted net loss per share	48,942	48,208	38,748

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except number of shares)

	Number of Shares	Voting Common Stock ($.01 par value)	Number of Shares	Non-Voting Common Stock ($.01 par value)	Number of Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Loss
January 1, 2000	32,843,076	$329	1,955,272	20	—	—	$129,667	—	$(54,702)	($315)	$74,999	—
Net loss	—	—	—	—	—	—	—	—	(26,978)		(26,978)	—
Issuance of common stock	6,241,442	62	—	—	—	—	246,738	—	—	—	246,800	—
Issuance of warrants							12,500	—	—	—	12,500	—
Stock issuance costs	—	—	—	—	—	—	(10,949)	—	—	—	(10,949)	—
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	(131)	—	—	284	153	—
Amortization of warrants—capital lease obligations	—	—	—	—	—	—	(17)	—	—	—	(17)	—
Employee stock option activity	775,782	8	—	—	—	—	2,672	—	—	—	2,680	—
Non-employee stock option activity	356,224	4	—	—	—	—	1,491	—	—	—	1,495	—
Exercise of non-employee warrants	3,137,732	31	—	—	—	—	6,433	—	—	—	6,464	—
Stock-based 401(k) employer plan match	10,761	—	—	—	—	—	534	—	—	—	534	—
Conversion of non-voting common stock	685,000	7	(685,000)	(7)	—	—	—	—	—	—	—	—
Gain on sale of technology to subsidiary	—	—	—	—	—	—	3,929	—	—	—	3,929	—

December 31, 2000	44,050,017	441	1,270,272	13			392,867	—	(81,680)	(31)	311,610	—
Net loss	—	—	—	—	—	—	—	—	(42,912)	—	(42,912)	—
Issuance of common stock	3,112,482	31	—	—	—	—	84,969	—	—	—	85,000	—
Stock issuance costs	—	—	—	—	—	—	(125)	—	—	—	(125)	—
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	—	—	—	31	31	—
Amortization of warrants—capital lease obligations	—	—	—	—	—	—	(5)	—	—	—	(5)	—
Employee stock option activity	200,546	2	—	—	—	—	788	—	—	—	790	—
Non-employee stock option activity	32,848	—	—	—	—	—	754	—	—	—	754	—
Exercise of non-employee warrrants	30,000	—	—	—	—	—	61	—	—	—	61	—
Stock-based 401(k) employer plan match	33,154	—	—	—	—	—	741	—	—	—	741	—
Conversion of non-voting common stock	1,270,272	13	(1,270,272)	(13)	—	—	—	—	—	—	—	—

December 31, 2001	48,729,319	487	—	—			480,050	—	(124,592)	—	355,945	—
Net loss	—	—	—	—	—	—	—	—	(90,403)	—	(90,403)	$(90,403)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	$3,357	—	—	3,357	3,357
Issuance of restricted stock	266,250	3	—	—	—	—	1,751	—	—	(1,751)	3	—
Repurchase of restricted stock	—	—	—	—	12,500	(49)	(38)	—	—	—	(87)	—
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	—	—	—	624	624	—
Employee stock option activity	162,247	2	—	—	—	—	773	—	—	—	775	—
Non-employee stock option activity	69,845	1	—	—	—	—	291	—	—	—	293	—
Stock-based 401(k) employer plan match	134,802	1	—	—	—	—	997	—	—	—	998	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(87,046)

December 31, 2002	49,362,463	$494	—	—	12,500	$(49)	$483,824	$3,357	$(214,995)	$(1,127)	$271,504

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(90,403)	$(42,912)	$(26,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,287	7,109	6,090
Asset impairment restructuring expense	9,056	—	—
Non-monetary compensation	612	687	744
Stock-based 401(k) employer plan match	998	741	534
Minority interest	(3,887)	(1,506)	(328)
Changes in assets and liabilities:
Income taxes receivable	(1,503)	544	(1,400)
Other current assets	401	(5)	196
Prepaid expenses	(595)	(2,128)	454
Other assets	77	212	(302)
Accounts payable	(1,050)	(111)	1,744
Accrued expenses	795	(20)	750
Accrued payroll and related items	376	556	534
Interest payable	—	—	3,729
Deferred revenue	585	(1,827)	(131)
Deferred rent	(59)	(59)	(69)
Other current liabilities	719	782	—

Net cash used in operating activities	(74,591)	(37,937)	(14,433)

Cash flows from investing activities:
Acquisitions of property and equipment	(20,339)	(11,382)	(4,273)
Payments for intangible assets	(130)	(2,583)	(463)
Proceeds from sale of fixed assets	31	25	165
Net inflows (outflows) from purchases and maturities of short-term investments	74,430	(125,195)	(117,804)
Gross purchases of marketable securities	(144,750)	—	—

Net cash used in investing activities	(90,758)	(139,135)	(122,375)

Cash flows from financing activities:
Payments on capital lease obligations	(2,963)	(3,518)	(3,318)
Proceeds from issuance of Common Stock	—	85,000	246,800
Proceeds from issuance of 454 Corporation Preferred Stock	—	—	20,000
Proceeds from issuance of warrants	—	—	12,500
Proceeds from sale-leaseback of equipment	—	901	—
Proceeds from issuance of convertible subordinated debt	—	—	150,000
Payments of stock issuance costs	—	(125)	(11,288)
Payments of financing costs	(12)	(12)	(5,080)
Proceeds from exercise of stock options	1,104	888	3,583
Proceeds from exercise of warrants	—	61	6,464
Proceeds from issuance of restricted stock	3	—	—

Net cash (used in) provided by financing activities	(1,868)	83,195	419,661

Net (decrease) increase in cash and cash equivalents	(167,217)	(93,877)	282,853
Cash and cash equivalents, beginning of year	235,618	329,495	46,642

Cash and cash equivalents, end of year	$68,401	$235,618	$329,495

Supplemental cash flow information:
Interest paid	$9,367	$9,767	$5,652
Income tax benefit payments received	—	$4,875	—
Noncash financing transactions:
Obligations under capital leases	—	$901	—

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (“CuraGen”) is a genomics based pharmaceutical development company that applies their integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs. Through the application of its proprietary technologies, CuraGen is gaining an understanding of how genes and proteins function in the context of disease, and is applying this knowledge to the development of protein, antibody, and small molecule therapeutics. CuraGen was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of its technologies, grant preparation and obtaining financing. In June 2000, CuraGen formed 454 Corporation (currently doing business as 454 Life Sciences) (“454”), a majority-owned subsidiary.

The 2001 and 2000 consolidated financial statements have been reclassified to conform to the classification used in 2002. All dollar amounts in tabular presentations are shown in thousands, except per share data.

Principles of Consolidation—The consolidated financial statements include CuraGen and 454 (the “Company”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Revenue Recognition—The Company has entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Revenue is recognized based upon defined metrics of completion that include percentage of completion milestones, and project specific initiatives as defined in each of the respective research plans. The defined metrics are reviewed internally each month to determine the work performed and the appropriate revenue to be recognized.

The Company has also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative partner. Revenues were $9.6 million, $5.4 million and $2.4 million and expenses were $11.1 million, $6.9 million and $3.9 million under the exchange agreement for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred revenue arising from payments received from collaborative agreements is recognized as income when earned.

Cash and Investments—The Company considers investments readily convertible into cash, with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. The carrying amount of these investments approximates fair value due to their short maturity. Investments with an original maturity greater than one year are designated as marketable securities, are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts are included in interest income. The cost of securities sold is based on the specific identification method.

Property and Equipment—Property and equipment are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful lives or the terms of the leases, ranging from three to five years, using the straight-line method.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements are amortized over the shorter of the estimated lives or the remaining terms of the leases, ranging from six months to five years, using the straight-line method. Under accounting principles generally accepted in the United States of America, land is not required to be depreciated. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets— The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. The impairment write-down would be the difference between the carrying amounts and the fair value of these long-lived assets. A loss on impairment would be recognized by a charge to earnings.

Deferred Real Estate Costs—Deferred real estate costs of $0.07 million were paid in 1997 in connection with the original signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Intangible assets, net, were amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method. Accumulated amortization aggregated $0.07 million, $0.06 million and $0.05 million, respectively, as of December 31, 2002, 2001 and 2000. Related amortization expense was $0.01 million for each of the years ended December 31, 2002, 2001 and 2000. Additional deferred real estate costs of $2.6 million paid during 2001 in connection with the previously planned construction of a new corporate headquarters and protein production facility in Branford, Connecticut, were reclassified to property in progress in February 2002, coincident with the purchase of the land, and were then subsequently written off in November 2002 as plans to construct these facilities were deferred indefinitely (see Note 2 and Note 11).

Licensing Fees—Licensing fees for various research and development purposes were paid during 2002, 2001 and 2000. These costs, which are included in Intangible assets, net, are amortized over the various lives of the licenses ranging from three months to five years. Certain fully amortized licensing fees were written-off during 2002, 2001 and 2000. Accumulated amortization aggregated $0.04 million, $0.08 million and $0.1 million, respectively, as of December 31, 2002, 2001 and 2000. Related amortization expense was $0.08 million, $0.1 million and $0.4 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Financing Costs—Financing costs related to the convertible subordinated debt (see Note 8) were paid during 2002, 2001 and 2000. These costs, which are included in Intangible assets, net, are amortized over the period of time from the date incurred to February 2, 2007, the due date of the debt. Accumulated amortization aggregated $2.1 million, $1.4 million and $0.7 million, respectively, as of December 31, 2002, 2001 and 2000. Related amortization expense was $0.7 million for each of the years ended December 31, 2002, 2001 and 2000.

Patent Application Costs—Costs incurred in filing for patents are charged to operations, until such time as it is determined that the filing will be successful. When it becomes evident with reasonable certainty that an application will be successful, the costs incurred in filing for patents will begin to be capitalized. Capitalized costs related to successful patent applications will be amortized over a period not to exceed twenty years or the remaining life of the patent, whichever is shorter, using the straight-line method. During 2002, 2001 and 2000, all patent application costs have been charged to operations.

Research and Development Costs—Research and development costs are charged to operations as incurred. All remaining research and development costs are incurred for the development and maintenance of current and future research collaboration agreements and accordingly, have been classified as collaborative research and development expenses.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an Amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements, as SFAS 123 has not yet been adopted by the Company.

For options issued to non-employees, the Company records the transactions based upon the difference between the option strike price and the estimated fair market value as of the date each option vests. The Company recorded stock-based compensation expense attributable to non-employees totaling $0.03 million, $0.7 million and $0.6 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

For options issued to employees, CuraGen records the transactions based upon the difference between the option strike price and its closing stock price on the Nasdaq National Market as of the date of issuance. Stock-based compensation associated with options granted to employees during 1997 amounted to $1.7 million, and was expensed from 1997 to 2001, the vesting period of the underlying options. During 2002, 2001 and 2000, no stock-based compensation in connection with options granted to employees was recorded, as all options granted were issued at CuraGen’s closing stock price on the Nasdaq National Market as of the date of issuance.

For options issued to employees, 454 records the transactions based upon the difference between the option strike price and the fair market value of the stock on the date of issuance, as determined by the Board of Directors of 454. During 2002, 2001 and 2000, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the fair market value of the stock on the date of issuance.

For restricted stock issued to employees, CuraGen records the transactions based upon the difference between its closing stock price on the Nasdaq National Market as of the date of issuance and the cash paid by the employee for the stock. Pursuant to the term of CuraGen’s 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”), the cash required to be paid by employees upon the issuance of restricted stock is equal to the par value of CuraGen’s Common Stock. Restricted stock awards result in the recognition of unamortized stock-based compensation. Unamortized stock-based compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the period of time during which the restrictions will lapse. Stock-based compensation associated with restricted stock granted to employees during 2002 amounted to $1.7 million, and is being expensed from 2002 to 2005, the period of time over which the restrictions on the stock will lapse.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded amortization and write-offs of stock-based compensation expense for options and restricted stock issued to employees of $0.6 million, $0.03 million and $0.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(90,403)	$(42,912)	$(26,978)
Stock-based employee compensation expense included in net loss	624	31	284
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(16,163)	(19,609)	(21,281)

Pro forma net loss	$(105,942)	$(62,490)	$(47,975)

Basic and diluted net loss per share:
As reported	$(1.85)	$(0.89)	$(0.70)
Pro forma	$(2.16)	$(1.30)	$(1.24)

The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	60%	60%	60%
Risk-free interest rate (approximate)	2.00%	5.75%	6.00%
Expected option term in years	Between 3.9 and 7.5	Between 3.9 and 9.1	Between 4.1 and 8.7

The weighted average grant date fair value of options granted during the years ended December 31, 2002, 2001, and 2000 was approximately $7.42, $18.50 and $35.17 per share, respectively.

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts (see Note 6).

Loss Per Share—Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, warrants granted but not yet exercised, convertible subordinated debt, and stock options granted under the Company’s stock option plans but not yet exercised are antidilutive and therefore not considered for the diluted LPS calculations. Under the assumption that warrants, convertible subordinated debt and options were not antidilutive, the denominator for diluted loss per share would be 50,516,582, 50,680,170 and 42,638,848 at December 31, 2002, 2001 and 2000, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash and cash equivalents, short-term investments, marketable securities, receivables, accounts payable, accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short-term nature. In addition, the Company also has convertible subordinated debt (see Note 8).

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

Segments—The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting information on operating segments in interim and annual financial statements, and became effective for fiscal years beginning after December 15, 1997. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets. As of December 31, 2002, we did not meet both of these requirements, so accordingly, the Company had only one reportable segment.

Recently Enacted Pronouncements—In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for annual financial statements issued on or after May 15, 2002, and the adoption of SFAS 145 did not have a material effect on the Company’s financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has recorded the effect of its November 2002 restructuring plan under the early adoption provisions of SFAS 146 (see Note 11).

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an Amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting for stock based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements as it has not yet adopted SFAS 123.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees. The provisions of FIN No. 45 are effective for financial statements issued after December 15, 2002, and the adoption of FIN No. 45 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. The provisions of FIN No. 46 are effective for financial statements issued after January 31, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

2.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2002	2001
Laboratory equipment	$15,476	$11,088
Leased equipment	4,549	10,301
Leasehold improvements	5,563	4,434
Office equipment	12,089	9,427
Land	4,475	1,702
Property in progress	718	—

Total property and equipment	42,870	36,952
Less accumulated depreciation and amortization	18,534	17,576

Total property and equipment, net	$24,336	$19,376

Depreciation and amortization expense for property and equipment was $8.4 million, $6.2 million and $4.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Property in progress relates primarily to leasehold improvements and laboratory equipment for which the costs were incurred but the assets have not yet been placed in service.

In connection with the restructuring plan in November 2002, the Company recognized as a charge to earnings, a loss on impairment of $9.2 million.

3.    Leases

Capital Leases

From 1997 to 2000, the Company signed various lease-financing commitments to receive up to $16.4 million to purchase lab, office and computer equipment and to expand its facilities. The lease commitments

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided for payment terms of 24 to 60 months per individual lease schedule. The Company financed leased assets with costs of $0.9 million for the year ended December 31, 2001. The Company did not finance any leased assets during the years ended December 31, 2002 or 2000. As of December 31, 2002, these lease-financing commitments have expired.

Leased equipment under all capital lease agreements consisted of the following:

	December 31,
	2002	2001
Leased equipment	$4,549	$10,301
Less accumulated amortization	3,442	6,347

Total leased equipment, net	$1,107	$3,954

The current outstanding lease agreements have remaining terms of 6 to 18 months, and interest rates of approximately 9.5%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment at between $1 and 11% of the then fair market value of the equipment.

The future minimum lease payments under capital lease obligations at December 31, 2002 were as follows:

Year Ending December 31,
2003	$1,592
2004	269

Total minimum lease payments	1,861
Less amounts representing interest	87

Present value of future minimum lease payments	1,774
Less current portion of obligations	1,511

Obligations under capital leases, net of current portion	$263

Operating Leases

In December 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facility at 555 Long Wharf Drive, New Haven, Connecticut. In October 1997 and August 1998, the Company amended the original lease to increase its leased space to a total of 32,000 and 36,000 square feet, respectively, with a lease term ending December 2002. In December 2000, June 2001 and May 2002, the Company amended the lease to increase its leased space to a total of 40,000, 48,000 and 50,000 square feet, respectively. This additional 14,000 square feet of space has a term ending June 2006, without a renewal option. In May 2002, the Company also amended the lease to increase its leased space to a total of 55,000 square feet. This additional 5,000 square feet of space has a term ending October 2008, without a renewal option.

Under the original terms of the lease, the Company had the option to renew the initial 36,000 square foot lease for two additional terms of five years each. In March 2002, the Company exercised the option to renew for one additional five-year period, ending December 2007, and relinquished the second five-year period renewal option.

In May 1998, the Company entered into a two-year lease agreement for 32,000 square feet of research and administrative space at 322 East Main Street, Branford, Connecticut. In October 1999, the Company exercised

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the first of three options to renew for an additional two-year term and amended this lease to increase the leased space to a total of 46,000 square feet. In August 2001 and October 2001, the Company amended the lease to increase its leased space to a total of 48,000 and 51,000 square feet, respectively. In April 2002, the Company exercised the second of three options to renew this lease for an additional term of two years. The term of the lease as it pertains to the original space and new space shall continue until May 2004. There remains one additional option to renew for an additional term of two years, through May 2006.

In May 2001, the Company entered into a five-year lease agreement for an additional 20,000 square foot research facility at 16 Commercial Street, Branford, Connecticut. The Company has the option to renew this lease for one additional term of five years.

In January 2002, the Company entered into a non-renewable five-year lease agreement for a 4,000 square foot storage facility in Branford, Connecticut.

In November 2001, 454 entered into a non-renewable five-year lease agreement for its 16,000 square foot research and administrative facility at 20 Commercial Street, Branford, Connecticut.

Total rent expense under all operating leases for 2002, 2001 and 2000 was approximately $2.2 million, $1.8 million and $1.5 million, respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 2002:

Year Ending December 31,
2003	$2,482
2004	1,997
2005	1,648
2006	1,340
2007	1,030
2008 and thereafter	110

Total	$8,607

4.    Major Collaborators

The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related project. Revenues from collaborative research agreements representing 10% or more of the Company’s total revenues are as follows:

	Year Ended December 31,
	2002		2001		2000
	Dollars	Percentages	Dollars	Percentages	Dollars	Percentages
Company A	$9,574	52%	$5,384	23%	$2,371	11%
Company B	6,062	33%	8,332	35%	*	*
Company C	*	*	*	*	2,363	11%
Company D	*	*	*	*	4,706	23%
Company E	*	*	*	*	2,732	13%
Company F	*	*	4,252	18%	4,102	20%
Company G	*	*	*	*	3,511	17%

*less than 10%

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Stockholders’ Equity

Authorized Capital Stock

CuraGen’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (“Common Stock”), 5,000,000 shares of Preferred Stock, par value of $.01 per share (“Preferred Stock”) and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2002, the Company had reserved 937,500 shares of Common Stock for issuance pursuant to outstanding warrants and 2,350,084 shares of Common Stock for issuance pursuant to the convertible subordinated debt (see Note 8). In addition, 470,980 and 5,851,406 shares of Common Stock had been reserved for issuance pursuant to the Company’s 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) and the 1997 Stock Plan, respectively.

454’s authorized capital stock consists of 40,000,000 shares of Common Stock, par value of $.01 per share (“454 Common Stock”) and 30,000,000 shares of Preferred Stock, par value of $.01 per share (“454 Preferred Stock”), of which 12,000,000 shares are designated as Series A Convertible Preferred Stock and 8,000,000 shares are designated as Series B Convertible Preferred Stock. At December 31, 2002, 454 had reserved 4,954,667 shares of Common Stock for issuance pursuant to the 454 2000 Stock Plan.

Common Stock

In March 2000, CuraGen effected a two-for-one split on both its Voting Common Stock and Non-Voting Common Stock, each payable to stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

In June 2000, in conjunction with its formation of 454, the Company agreed to sell to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12.5 million.

In November 2000, the Company completed a public offering of 4,800,000 shares of its Common Stock and received net proceeds of $186.9 million.

In November 2000, the Company completed a private placement of 1,441,442 shares of unregistered Common Stock for an aggregate purchase price of $50.0 million to Abgenix, Inc.

In January 2001, the Company completed a private placement of 3,112,482 shares of unregistered Common Stock for an aggregate purchase price of $85.0 million to Bayer AG.

In March 2001, 454 effected a two-for-one split on both its 454 Common Stock and 454 Preferred Stock, each payable to stockholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

During 2000 and 2001, all of the Company’s Non-Voting Common Stock was held by Genentech, Inc., and was converted to Voting Common Stock in various installments, with the final conversion occuring in November 2001.

Stockholder Rights Plan

In March 2002, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles registered holders of the Company’s Common Stock to purchase one one-hundredth of

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a share of a new series of junior participating Preferred Stock, designated as “Series A Junior Participating Preferred Stock”. The rights generally will be exercisable only if a person (which term includes an entity or group) (i) acquires 20 percent or more of the Company’s Common Stock or (ii) announces a tender offer, the consummation of which would result in ownership by that person, entity or group of 20 percent or more of the common stock. Once exercisable, the stockholder rights plan allows the Company’s stockholders (other than the acquiror) to purchase Common Stock of the Company or of the acquiror at a substantial discount.

Stock Options

The Company’s 1993 Stock Plan was adopted by the Company’s Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of the Company. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 470,980 shares were outstanding as of December 31, 2002 and 1,199,988 stock options have been exercised under the 1993 Stock Plan as of December 31, 2002. Effective October 1997, upon a resolution by the Board of Directors, the Company will not grant any further options under the 1993 Stock Plan.

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2000	1,308,366	$2.40
Granted	—
Exercised	(630,980)	2.26
Canceled or lapsed	(51,600)	3.75

Outstanding December 31, 2000	625,786	2.43
Granted	—	—
Exercised	(97,306)	2.91
Canceled or lapsed	—	—

Outstanding December 31, 2001	528,480	2.34
Granted	—
Exercised	(57,500)	3.08
Canceled or lapsed	—

Outstanding December 31, 2002	470,980	2.25

Exercisable December 31, 2000	471,599	2.13

Exercisable December 31, 2001	493,946	2.21

Exercisable December 31, 2002	470,980	2.25

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.76-1.50	222,150	2.8	$1.22
2.05-5.00 .	248,830	4.2	3.17

	470,980

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the options granted under the 1993 Stock Plan, the Company had granted non-plan options to purchase shares of Common Stock pursuant to individual agreements with Company employees and consultants. As of December 31, 2000, all previously granted non-plan options had been exercised or canceled.

A summary of all non-plan stock option activity during the year ended December 31, 2000 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2000	16,500	$.50
Granted	—	—
Exercised	(16,500)	.50
Canceled or lapsed	—	—

Outstanding December 31, 2000	—	—

Exercisable December 31, 2000	—	—

The Company’s 1997 Stock Plan was approved by the Company’s Board of Directors in October 1997 and by its stockholders in January 1998. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of the Company. A total of 3,000,000 shares of Common Stock were originally reserved for issuance under the 1997 Stock Plan and in May 1999, upon approval of the stockholders, the amount reserved was increased to 7,000,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company (“the Compensation Committee”). The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2002, the Company had 4,948,953 options outstanding under the 1997 Stock Plan and an additional 902,453 available for grant. In addition, 894,844 stock options had been exercised under the 1997 Stock Plan as of December 31, 2002.

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2000	2,995,698	$4.50
Granted	1,182,520	49.31
Exercised	(484,126)	4.44
Canceled or lapsed	(230,497)	20.03

Outstanding December 31, 2000	3,463,595	18.77
Granted	1,147,000	25.83
Exercised	(136,088)	4.45
Canceled or lapsed	(196,616)	22.30

Outstanding December 31, 2001	4,277,891	20.96
Granted	2,045,275	10.99
Exercised	(174,592)	4.66
Canceled or lapsed	(1,199,621)	26.63

Outstanding December 31, 2002	4,948,953	16.04

Exercisable December 31, 2000	791,172	6.16

Exercisable December 31, 2001	1,523,954	13.27

Exercisable December 31, 2002	2,019,081	14.70

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 2.5650-3.7800	731,030	5.1	$3.30
3.8750-5.3150	829,752	7.2	4.22
5.7500-5.9700	951,530	7.5	5.86
7.3750-8.4800	320,050	7.6	7.79
15.8300-20.0625	747,650	8.7	16.55
22.5000-31.6600	726,900	7.6	26.79
41.1250-58.3340	642,041	6.5	52.25

	4,948,953

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$ 2.5650-3.7800	596,208	$3.29
3.8750-5.3150	366,952	4.15
5.7500-5.9700	312,446	5.81
7.3750-8.4800	163,900	7.67
15.8300-20.0625	33,632	16.48
22.5000-31.6600	233,567	26.68
41.1250-58.3340	312,376	52.27

	2,019,081

During July 2002, the Compensation Committee approved grants for 100,000 shares of restricted stock. Additionally, during August 2002 the Compensation Committee approved the cancellation of 655,000 underwater stock options held by certain executive officers of the Company in exchange for an immediate grant of 166,250 shares of restricted stock. Pursuant to the provisions of the 1997 Stock Plan, the exercise price of the restricted stock is equal to the par value of the Company’s Common Stock, and each grant of restricted stock is subject to certain repurchase rights of the Company. During 2002, the restrictions lapsed on 21,750 shares and 12,500 shares of the previously granted restricted stock were repurchased from employees upon their termination for an aggregate purchase price of $0.05 million. All of the repurchased shares became treasury shares and may be used for general corporate or other purposes, or may be retired upon a resolution by the Board of Directors. As of December 31, 2002, 232,000 shares of restricted stock remain outstanding and will vest in one-third increments on each of the grant anniversary dates, with the lapsing of the repurchase rights.

454’s 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”) was approved by its Board of Directors and stockholders in September 2000. The 454 2000 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of 454. A total of 5,000,000 shares of Common Stock are reserved for issuance under the 454 2000 Stock Plan. The 454 2000 Stock Plan is administered by the Board of Directors of 454. The Board of Directors of 454 has the authority to administer the provisions of the 454 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2002, 454 had 3,101,317 options outstanding and an additional 1,853,350 available for grant. In addition, 45,333 stock options have been exercised under the 454 2000 Stock Plan as of December 31, 2002.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 454 2000 Stock Plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2000.	—	—
Granted.	1,570,000	$2.50
Exercised	—	—
Canceled or lapsed.	—	—

Outstanding December 31, 2000.	1,570,000	2.50
Granted.	1,657,250	2.45
Exercised	—
Canceled or lapsed.	(1,300,000)	2.50

Outstanding December 31, 2001.	1,927,250	2.46
Granted.	1,404,000	2.50
Exercised	(45,333)	2.50
Canceled or lapsed.	(184,600)	2.50

Outstanding December 31, 2002.	3,101,317	2.48

Exercisable December 31, 2000.	—	—

Exercisable December 31, 2001.	417,454	2.52

Exercisable December 31, 2002.	960,207	2.41

The following table summarizes information about stock options under the 454 2000 Stock Plan at December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.250 – 2.750 .	3,101,317	7.9	$2.48

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.250 – 2.750 .	960,207	$2.41

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The Company provides for income taxes using the asset and liability method. The difference between the income tax benefit and the amount that would be computed by applying the statutory Federal income tax rate to net loss is attributable to the following:

	Year Ended December 31,
	2002	2001	2000
Net loss before income tax benefit	$(91,906)	$(46,462)	$(28,378)

Expected tax benefit at 35%	$32,167	$16,262	$9,932
Employee stock options for which no book benefit is available		(103)
Minority interest for which no tax benefit is available	1,360	527	115
Other items	(12)	(11)	(10)
Connecticut taxes, including research and development credits subject to carryforward, net of federal benefit	6,539	5,331	4,539
Federal research and development credits subject to carryforward	2,723	2,066	1,789
Increase in valuation allowance on deferred tax asset	(41,274)	(20,522)	(14,965)

Total income tax benefit	$1,503	$3,550	$1,400

The income tax benefits were recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for forgoing carryforward of the research and development credit.

The net deferred income tax assets consisted of the following:

	December 31,
	2002	2001
Total deferred income tax assets	$129,031	$88,339
Valuation allowance	(129,031)	(88,339)

Total	$0	$0

As the Company has no prior earnings history, a valuation allowance has been established due to the Company’s uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. A tax benefit of approximately $28.1 million related to stock options will be credited to equity when the benefit is realized. The increase in the valuation allowance was $40.7 million, $22.2 million and $35.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CuraGen and 454 have the following tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes:

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$264,970	2008 to 2023	$248,221	2004 to 2023
454	$13,922	2021 to 2023	$13,671	2021 to 2023

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$10,903	2008 to 2023	$8,458	2014 to 2018
454	$570	2021 to 2023	$148	2018

For income tax purposes, CuraGen does not file consolidated income tax returns with 454.

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

During 1995, the Company received two grants from Connecticut Innovations, Inc. (“CII”) in the amounts of $0.5 million and $0.2 million. The term of the $0.5 million grant is January 4, 1995 to December 31, 2004, and the term of the $0.2 million grant is February 1, 1995 to January 31, 2005. The Company could be required to repay 100% of these amounts if during the terms of the respective grants (i) the Company breaches and fails to cure a material covenant, (ii) a material representation or warranty of the Company becomes untrue and is not cured, (iii) the Company becomes bankrupt or insolvent or liquidates its assets, or (iv) the Company is required to repay the federal grants to which the CII grants relate. In addition, the Company could be required to repay up to 200% of the amounts of the CII grants if the Company ceases to have a “Connecticut presence,” during the terms of the respective grants.

8.    Convertible Subordinated Debt

During February 2000, the Company completed an offering for $125.0 million of 6% convertible subordinated debentures due February 2, 2007 and received net proceeds of approximately $121.3 million. In addition, also in February 2000, the initial purchasers exercised their option to purchase an additional $25.0 million of 6% convertible subordinated debentures due February 2, 2007, providing the Company with additional net proceeds of approximately $24.3 million. Related interest expense for the years ended December 31, 2002, 2001 and 2000 was $9.0 million, $9.0 million and $8.2 million, respectively.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible at the election of the Company into Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share. In addition, prior to February 2, 2003, if the Company’s Common Stock price reaches specified levels, it has the right to redeem the debentures at a premium by converting the debentures into Common Stock. The market value of the debentures based on quoted market prices, was estimated at $95.0 million on December 31, 2002.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Minority Interest in Subsidiary

In June 2000, CuraGen launched 454, a 60% owned subsidiary, established to develop novel technologies for rapidly and comprehensively analyzing entire genomes. CuraGen sold to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 sold 8,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of CuraGen’s senior management team and related parties for an aggregate purchase price of $20.0 million.

In order to complete the funding of 454, and in exchange for 12,000,000 shares of Series A Preferred Stock, CuraGen contributed $20.0 million in cash and certain technologies for conducting genomic analyses. As a result of this contribution of technology to 454, CuraGen recognized a gain of $3.9 million recorded in additional paid-in-capital.

10.    Marketable Securities

Beginning in the second quarter of 2002, the Company purchased marketable securities consisting primarily of debt securities, which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at December 31, 2002, by contractual maturity, are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable Securities
Due in one year or less	$31,642	$321	—	$31,963
Due in one through three years	101,537	2,526	$(2)	104,061
Due in three through five years	11,571	512	—	12,083

Total Marketable Securities	$144,750	$3,359	$(2)	$148,107

At December 31, 2001, the company had no marketable securities.

For the year ended December 31, 2002 the Company did not realize any material gains or losses on securities sold. Contractual maturities of mortgage backed and asset-backed securities are allocated in the table above based on the expected maturity date.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Restructuring and Related Charges

In November 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. As a result of the restructuring plan, the Company’s employee base was reduced by approximately 125 personnel, representing approximately 24% of its workforce. The reduction in personnel included early-stage drug-discovery employees and general and administrative support positions. The Company substantially completed its restructuring plan by the end of 2002.

In connection with this restructuring plan, a charge of approximately $11.0 million was recorded in the fourth quarter of 2002, including $1.8 million related to employee separation costs and $1.1 million of asset impairment costs related to equipment no longer in service. The employee separation costs were recorded under FASB 146 (see Note 1) and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2002. The cash requirements under the restructuring plan were $1.9 million, of which $1.2 million were paid prior to December 31, 2002. The Company expects to pay the majority of its remaining cash obligations related to the restructuring plan during the first quarter of 2003.

Also included in restructuring and related charges was an asset impairment of $8.1 million, consisting of costs previously incurred in conjunction with the planned construction of a campus facility, including the new corporate headquarters and protein production facility in Branford, Connecticut. Plans to construct these facilities have been deferred indefinitely, pending improvements in the external financing environment, which would afford the Company the ability to finance the future construction costs.

12.    Summary of Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2002:
Total revenues	$4,812	$3,659	$6,019	$3,756
Total operating expenses	26,068	27,491	27,502	34,530
Net loss	(19,631)	(22,021)	(19,882)	(28,869)
Net loss per share	(0.40)	(0.45)	(0.41)	(0.59)

2001:
Total revenues	$5,662	$6,240	$6,084	$5,489
Total operating expenses	16,658	20,975	22,218	24,829
Net loss	(5,355)	(10,279)	(11,116)	(16,162)
Net loss per share	(0.11)	(0.21)	(0.23)	(0.34)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

of CuraGen Corporation

New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CuraGen Corporation and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut January 24, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion under the captions “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion under the caption “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                  Matters

The response to this item is incorporated by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2: Increase in the Aggregate Number of Shares of Common Stock for Which Stock Options and Stock Awards May Be Granted Under the Company’s 1997 Employee, Director and Consultant Stock Plan” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion under the captions “Executive Compensation-Employment Agreements and Other Termination of Employment Agreements” and “Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of a date within 90 days before the filing date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures relating to material information about the Company were adequate and effective.

(b)    Changes in Internal Controls

The CEO and CFO have indicated that there have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the above-mentioned evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 15 (a)(1)    Financial Statements

The following Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Item 15 (a)(2)    Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Item 15 (a)(3)    Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
@3.1	Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.3)
@3.2	Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.5)
*3.3	Certificate of Designation, Series A Junior Participating Preferred Stock
@4.1	Article Fourth of the Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 4.1)
@4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)
-4.3	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee (Filed as Exhibit 4.1)
^4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company (Filed as Exhibit 4.4)
*10.1	Memorandum of Lease Agreements as amended and restated, through May 8, 2002 (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC
*10.2	Lease, as amended and restated, through April 23, 2002, (Branford) by and between T.K.J. Associates, LLC and the Registrant
*10.3	1997 Employee, Director and Consultant Stock Plan, as amended and restated through February 15, 2003
@10.4	1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)
@10.5	Amendment to 1993 Stock Option and Incentive Plan, dated May 12, 1997 (Filed as Exhibit 10.6)
+!10.6	Agreement, dated March 1999, by and among the Registrant, F. Hoffmann-LaRoche Ltd., Roche Vitamins, Inc. and Hoffmann-LaRoche, Inc. (Filed as Exhibit 10.1)
+@10.7	Research and Option Agreement, dated November 20, 1997, between the Registrant and Genentech, Inc. (Filed as Exhibit 10.15)
+@10.8	Notice of Grant Award and Grant Application to Department of Health and Human Services for Automated Sequencing System for Human Genome Project, dated March 25, 1995 (Filed as Exhibit 10.16)
@10.9	ATP Agreement for Integrated Microfabricated DNA Analysis Device for Diagnosis of Complex Genetic Disorders, dated February 1995 (Filed as Exhibit 10.17)
@10.10	ATP Agreement for Molecular Recognition Technology for Precise Design of Protein-Specific Drugs, dated March 2, 1995 (Filed as Exhibit 10.18)
@10.11	ATP Agreement for Programmable Nanoscale Engines for Molecular Separation, dated May 6, 1997 (Filed as Exhibit 10.19)
+%10.12	Pharmacogenomics Research and License Agreement, dated November 18, 1998, by and between Glaxo Wellcome, Inc. and the Registrant (Filed as Exhibit 10.21)
+&10.13	Agreement between COR Therapeutics, Inc. and the Registrant dated May 1, 1999 (Filed as Exhibit 10.1)
÷10.14	Letter Agreement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc. (Filed as Exhibit 10.1)
–10.15

Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers (Filed as Exhibit 4.2)

+~10.16	Collaboration Agreement, dated as of December 8, 1999, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.1)
+^10.17	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant (Filed as Exhibit 10.24)
+^10.18	Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.25)

Exhibit No.	Description
^10.19	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant (Filed as Exhibit 10.26)
+^10.20	Restated Collaboration Agreement, dated November 27, 2000, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.27)
^10.21	Lease, dated May 24, 2001, (Branford) by and between 16 Commercial Street Associates, LLC and the Registrant (Filed as Exhibit 10.27)
^10.22	Lease, dated November 29, 2001, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Corporation (Filed as Exhibit 10.28)
^10.23	Assignment of Purchase Agreement, dated April 10, 2001, by and between the Registrant and Richard E. Beauvais (Filed as Exhibit 10.29)
^10.24	Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg (Filed as Exhibit 10.30)
^10.25	Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod (Filed as Exhibit 10.31)
^10.26	Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.32)
^^10.27	Employment Agreement, dated May 20, 2002, between the Registrant and John E. Murphy (Filed as Exhibit 10.2)
^^10.28	Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland (Filed as Exhibit 10.3)
$10.29	Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.1)
*10.30	Employment Agreement, dated December 19, 2002, between 454 Corporation and Richard F. Begley
++*10.31	Amended and Restated Research and Option Agreement, dated March 31, 2000, by and between the Registrant and Genentech, Inc.
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP
*99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Filed herewith.
+	Confidential Treatment has been granted by the Commission as to certain portions.
++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.
%	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 1998.
!	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended March 31, 1999.
&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 1999.
÷	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 1999.
-	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, File No. 333-32756.
~	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Form 10-Q/A, File No. 000-23223, for the period ended June 30, 2000.
^	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2001.

^^	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2002.
$	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 2002.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 15 (b)    Reports on Form 8-K

The following Reports on Form 8-K were filed during the quarter ended December 31, 2002:

On October 24, 2002 we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing financial results for the quarter ended September 30, 2002.

On November 8, 2002 we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing a corporate restructuring to reduce early stage research efforts and to focus our resources on prioritizing, selecting and rapidly advancing our most promising drug candidates.

On December 18, 2002 we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing a collaborative research agreement with Philip Morris to characterize lung response to cigarette smoke using an animal model, to generate an annotated database of the cigarette smoke-induced transcriptome of the animal, and to recommend candidate cigarette smoke-induced genes for further research.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2003	CURAGEN CORPORATION

	By:	/s/ DAVID M. WURZER
David M. Wurzer Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ JONATHAN M. ROTHBERG, Ph.D Jonathan M. Rothberg, Ph.D	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)

/s/ DAVID M. WURZER David M. Wurzer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ RONALD M. CRESSWELL, Ph.D. Ronald M. Cresswell, Ph.D.	Director

/s/ VINCENT T. DEVITA, JR., M.D. Vincent T. DeVita, Jr., M.D.	Director

/s/ DAVID R. EBSWORTH, Ph.D. David R. Ebsworth, Ph.D.	Director

/s/ JOHN H. FORSGREN John H. Forsgren	Director

/s/ ROBERT E. PATRICELLI, J.D Robert E. Patricelli, J.D.	Director

/s/ PATRICK J. ZENNER Patrick J. Zenner	Director

CERTIFICATIONS

I, Jonathan M. Rothberg, certify that:

1.	I have reviewed this annual report on Form 10-K of CuraGen Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/    Jonathan M. Rothberg, Ph.D.

Jonathan M. Rothberg, Ph.D.

Chief Executive Officer, President and

Chairman of the Board

CERTIFICATIONS

I, David M. Wurzer, certify that:

1.	I have reviewed this annual report on Form 10-K of CuraGen Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/    David M. Wurzer

David M. Wurzer

Executive Vice President, Chief Financial Officer

and Treasurer (principal financial and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock

10.1	Memorandum of Lease Agreements as amended and restated, through May 8, 2002 (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC

10.2	Lease, as amended and restated, through April 23, 2002, (Branford) by and between T.K.J. Associates, LLC and the Registrant

10.3	1997 Employee, Director and Consultant Stock Plan, as amended and restated through February 15, 2003

10.30	Employment Agreement, dated December 19, 2002, between 454 Corporation and Richard F. Begley

10.31	Amended and Restated Research and Option Agreement, dated March 31, 2000, by and between the Registrant and Genentech, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)