Form 10-Q
period 2003-03-31
CURAGEN CORP
filed 2003-05-15
CIK 1030653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

The number of shares outstanding of the Registrant’s common stock as of April 30, 2003 was 49,464,121.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,228	$68,401
Short-term investments	162,001	198,301
Marketable securities	165,772	148,107

Cash and investments	395,001	414,809
Income taxes receivable	1,620	2,359
Other current assets	158	275
Prepaid expenses	4,015	3,405

Total current assets	400,794	420,848

Property and equipment, net	23,474	24,336
Other assets	290	245
Intangible assets, net	3,205	3,100

Total assets	$427,763	$448,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,404	$2,426
Accrued expenses	1,848	2,539
Accrued payroll and related items	791	2,300
Interest payable, short-term	1,500	3,750
Deferred revenue	2,818	2,610
Current portion of obligations under capital leases	1,192	1,511
Other current liabilities	1,187	1,501

Total current liabilities	12,740	16,637

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	84	263

Total long-term liabilities	150,084	150,263

Commitments and contingencies

Minority interest in subsidiary	8,781	10,125

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,444,231 shares at March 31, 2003, and 49,362,463 shares at December 31, 2002	494	494
Treasury Stock, at cost; 12,500 shares at March 31, 2003 and December 31, 2002	(49)	(49)
Additional paid-in capital	484,109	483,824
Accumulated other comprehensive income	3,637	3,357
Accumulated deficit	(231,137)	(214,995)
Unamortized stock-based compensation	(896)	(1,127)

Total stockholders’ equity	256,158	271,504

Total liabilities and stockholders’ equity	$427,763	$448,529

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Collaboration revenue	$1,944	$4,812

Total revenue	1,944	4,812

Operating expenses:
Research and development	14,460	20,134
General and administrative	4,950	5,934

Total operating expenses	19,410	26,068

Loss from operations	(17,466)	(21,256)

Interest income	2,333	2,990
Interest expense	(2,475)	(2,584)

Interest income (expense), net	(142)	406

Loss before income taxes and minority interest in subsidiary loss	(17,608)	(20,850)

Income tax benefit	117	535
Minority interest in subsidiary loss	1,349	684

Net loss	($16,142)	($19,631)

Basic and diluted net loss per share	$(0.33)	$(0.40)

Weighted average number of shares used in computing basic and diluted net loss per share	49,159	48,804

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	($16,142)	($19,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,024	2,451
Non-monetary compensation	240	—
Stock-based 401(k) employer plan match	244	260
Minority interest	(1,349)	(684)
Changes in assets and liabilities:
Income taxes receivable	739	(535)
Other current assets	117	494
Prepaid expenses	(610)	(633)
Other assets	(35)	15
Accounts payable	978	(592)
Accrued expenses	(691)	1,602
Accrued payroll and related items	(1,508)	(1,463)
Interest payable	(2,250)	(2,250)
Deferred revenue	208	379
Other current liabilities	(314)	—

Net cash used in operating activities	(18,349)	(20,587)

Cash flows from investing activities:
Acquisitions of property and equipment	(923)	(6,326)
Payments for intangible assets	(328)	(3,074)
(Loans to) Repayments from employee	(14)	50
Net inflows from purchases and maturities of short-term investments	36,300	8,224
Net outflows from purchases and maturities of marketable securities	(17,384)	—

Net cash provided by (used in) investing activities	17,651	(1,126)

Cash flows from financing activities:
Payments on capital lease obligations	(499)	(807)
Payments of financing costs	(12)	(12)
Proceeds from exercise of stock options	36	493

Net cash used in financing activities	(475)	(326)

Net decrease in cash and cash equivalents	(1,173)	(22,039)
Cash and cash equivalents, beginning of period	68,401	235,618

Cash and cash equivalents, end of period	$67,228	$213,579

Supplemental cash flow information:
Interest paid	$4,538	$4,635
Income tax benefit payments received	$862	—

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (the “Company”) include CuraGen Corporation (“CuraGen”) and our majority-owned subsidiary, 454 Corporation (currently doing business as 454 Life Sciences)(“454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The March 31, 2002 and December 31, 2002 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2003. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Accumulated Other Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and is composed of unrealized gains and losses on marketable securities. The Company adopted SFAS 130 during the second quarter of 2002. For the three months ended March 31, 2003, other comprehensive income was $0.3 million.

3.    Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was effective beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements, as it has not yet adopted SFAS 123.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three month periods ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$16,142	$19,631
Stock-based employee compensation expense included in net loss	(231)	—
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	3,159	3,442

Pro forma net loss	$19,070	$23,073

Basic and diluted net loss per share:
As reported	$0.33	$0.40
Pro forma	$0.39	$0.47

4.    Restructuring and Related Charges

In November 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. As a result of the restructuring plan, the Company’s employee base was reduced by approximately 125 personnel, representing approximately 24% of its workforce. The reduction in personnel included early-stage drug-discovery employees and general and administrative support positions. In connection with this restructuring plan, a charge of approximately $11.0 million was recorded in the fourth quarter of 2002, including $1.8 million related to employee separation costs and $1.1 million of asset impairment costs related to equipment no longer in service. The cash requirements under the restructuring plan were $1.9 million, of which $1.6 million were paid prior to March 31, 2003, and the remainder will be paid by the end of 2003.

5.    Segment Reporting

The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting information on operating segments in interim and annual financial statements, and became effective for fiscal years beginning after December 15, 1997. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets.

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical development company, which is applying integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs. 454 is developing technologies for rapidly and comprehensively analyzing entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. During the first quarter of 2003, the Company exceeded the quantitative thresholds described above, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	March 31, 2003	December 31, 2002
Total assets:
CuraGen	$418,580	$437,908
454	22,715	26,157
Intercompany eliminations	(13,532)	(15,536)

Total	$427,763	$448,529

	Three Months Ended March 31,
	2003	2002
Revenues:
CuraGen	$1,944	$4,812
454	—	—

Total	$1,944	$4,812

Operating expenses:
CuraGen	$15,966	$24,181
454	3,444	1,887

Total	$19,410	$26,068

Net loss:
CuraGen	$14,118	$18,606
454	3,373	1,709
Minority interest in subsidiary loss	(1,349)	(684)

Total	$16,142	$19,631

Capital expenditures:
CuraGen	$598	$5,939
454	325	387

Total	$923	$6,326

Depreciation and amortization:
CuraGen	$1,696	$2,302
454	328	149

Total	$2,024	$2,451

CURAGEN CORPORATION AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

We are a genomics-based pharmaceutical development company. We apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs. We use this information to develop protein, antibody, and small molecule therapeutics to treat metabolic diseases, cancer, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf. We have established a strategic alliance with Abgenix, Inc. (“Abgenix”) to develop antibody drugs across all diseases areas, and we have established a strategic alliance with Bayer AG (“Bayer”) to develop small molecule drugs to treat obesity and adult onset diabetes. We are currently pursuing additional alliances to develop small molecule drugs across other disease areas.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue.    Collaboration revenue for the three months ended March 31, 2003 was $1.9 million, a decrease of $2.9 million, or 60%, as compared to $4.8 million for the corresponding period in 2002. Revenue recorded in the three month period ended March 31, 2003 was primarily related to our collaborative arrangements with Alexion Pharmaceuticals, Bayer, Genentech, Inc. and Pfizer, Inc., while the same period in 2002 primarily included revenue from our collaborative arrangements with Abgenix and Bayer.

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

We expect that 2003 collaboration revenues will continue to decrease significantly compared to 2002 revenues, unless we receive royalties or milestone payments from products currently under development by our current and former collaborative partners. We will continue to focus on the establishment of strategic research and development alliances to gain access to expertise that is currently unavailable to us. We expect these alliances with other pharmaceutical and biotechnology companies to provide us with access to unique technologies, access to capital, near term revenues, milestone and/or royalty payments, and/or potential profit sharing arrangements. Future revenues will be dependent upon our ability to enter into additional alliances and collaborations, maintain and expand current collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators, successfully sell technologies being developed by 454 and successfully develop and market products that may arise from our own internal drug development pipeline.

Operating Expenses.    Research and development expenses for the three months ended March 31, 2003 were $14.5 million, compared to $20.1 million for the same period in 2002. The decrease of $5.6 million, or 28%, was primarily attributable to our corporate restructuring at the end of 2002, including decreases in lab supplies and reagents, contractual services, depreciation expense and personnel costs. Research and development expenses for 2003 are expected to continue to decrease slightly in comparison to 2002, reflecting the expected reduction in costs as a result of our recent corporate restructuring at the end of 2002, partially offset by an expected increase in contractual services, clinical trial costs and 454’s increased operating expenses as its operations continue to expand.

General and administrative expenses for the three months ended March 31, 2003 decreased $0.9 million, or 15%, to $5.0 million as compared to $5.9 million for the three months ended March 31, 2002. The decrease is due to the corporate restructuring at the end of 2002, including decreased depreciation expenses and personnel costs. Additionally, lower legal patent costs are indicative of our focus shifting from discovery to the advancement of our development efforts. General and administrative expenses for 2003 are expected to continue to decrease slightly in comparison to 2002, reflecting the recent corporate restructuring at the end of 2002, including decreases in personnel costs, depreciation expense, consulting costs, and facility repairs and maintenance costs.

Interest Income (Expense), Net.    Interest income for the three months ended March 31, 2003 of $2.3 million decreased $0.7 million, or 23%, as compared to $3.0 million for the same period in 2002. The decrease in interest income was primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during the first quarter of 2003. We earned an average yield of 2.4% in the first quarter of 2003 as compared to 2.8% during the same period in 2002. We anticipate that interest income for the remainder of 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations offset by a slight increase in the yields in our investment portfolio.

Interest expense for the three months ended March 31, 2003 of $2.5 million represented a decrease of $0.1 million, or 4%, as compared to $2.6 million for the three months ended March 31, 2002. Interest expense was primarily attributable to our convertible subordinated debt which we issued on February 2, 2000. We expect that interest expense will remain relatively constant in 2003.

Income Tax Benefit.    For the three months ended March 31, 2003, we recorded a Connecticut income tax benefit of $0.1 million as compared to $0.5 million for the same period in 2002. The decrease in the income tax benefit of $0.4 million, or 80%, was a result of the decline in various expenses which qualify for the annual research and development credit, primarily tax based compensation and consulting expenses resulting from the exercise of stock options by employees and non-employees, respectively. We recorded the income tax benefit as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the credit.

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

Minority Interest in Subsidiary Loss.    Minority interest in subsidiary loss for the quarter ended March 31, 2003, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.3 million as compared to $0.7 million for the same period in 2002. The increase of $0.6 million, or 86%, was primarily due to 454’s additional personnel costs, increased purchases of laboratory supplies, increased equipment depreciation expense and payments for consulting and contractual services. During 2003, losses attributed to the minority ownership in 454 are expected to increase as 454 continues to make significant progress in developing new technologies as compared to 2002, unless there is a significant change in our ownership percentage of 454.

Net Loss.    For the three months ended March 31, 2003, we reported a net loss of $16.1 million or $0.33 per share as compared to $19.6 million or $0.40 per share for the same period in 2002. Our net loss for 2003 is expected to continue to decrease slightly as compared to 2002. Since inception, we have incurred operating losses, and as of March 31, 2003, we had an accumulated deficit of $231.1 million. To date, we have not paid any federal income taxes.

Liquidity and Capital Resources

As of March 31, 2003, we had $395.0 million in cash and investments as compared to $414.8 million as of December 31, 2002. The decrease of $19.8 million in cash and investments during the first quarter of 2003 was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt issued in February 2000. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants, and capital leases. As of March 31, 2003, we had recognized $101.0 million of cumulative sponsored research revenues from collaborative research agreements and government grants.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements and net outflows from purchases and maturities of short-term investments and marketable securities. At March 31, 2003, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $43.1 million. At March 31, 2003, equipment with a gross book value of $4.4 million secured our equipment financing facilities. We had approximately $2.0 million in material commitments for capital expenditures at March 31, 2003.

Restructuring and related charges of approximately $11.0 million were incurred in 2002 as a part of our corporate restructuring plan, which was intended to reduce costs and focus resources on prioritizing, selecting and rapidly advancing our most promising drug candidates. The cash requirements under the restructuring plan were $1.9 million, of which $1.6 million were paid prior to March 31, 2003, and the remainder will be paid by the end of 2003.

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

Cash Flows For The Three Months Ended March 31, 2003

Operating Activities.    Net cash used in operating activities was $18.3 million for the three months ended March 31, 2003 and was primarily due to the net cash loss from operations of $16.1 million, increases in prepaid expenses of $0.6 million and decreases in accrued expenses of $0.7 million and accrued payroll and related items of $1.5 million, offset by a decrease in income taxes receivable of $0.7 million and an increase in accounts payable of $1.0 million.

Investing Activities.    Net cash provided by investing activities was $17.7 million for the three months ended March 31, 2003 and was primarily due to net inflows from purchases and maturities of short-term investments and marketable securities of $18.9 million offset by acquisitions of property and equipment, including expenditures for leasehold improvements, of $0.9 million.

Financing Activities.    Net cash used in financing activities was $0.5 million for the three months ended March 31, 2003 and primarily included payments on capital lease obligations.

Future Liquidity

Sources of Liquidity.    During 2003, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; gross interest income; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity.    Throughout 2003, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: salaries and benefits, supplies and reagents, contractual services including costs incurred related to our manufacturing agreement with Abgenix for CR002, clinical trials on our protein therapeutic CG53135, legal expenses in support of the development of our intellectual property portfolio, and interest expense related to payments made to the holders of our convertible subordinated debt issued in February 2000. In addition, we anticipate that we will also incur additional capital expenditures in 2003, primarily for the purchase of equipment and leasehold improvements at our New Haven and Branford research facilities and administrative offices, including the expansion of our existing protein production laboratory and 454 operations.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2004. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in research and development programs, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including our $150.0 million of 6% convertible subordinated debentures due February 2, 2007, will depend on many factors, including the progress we make in our drug discovery, drug development, and pharmacogenomic programs, the magnitude of these programs, the success of our strategic research and development alliance partners in developing and commercializing drugs from existing programs and our ability to establish additional collaborative and licensing arrangements. While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products.

Minority Interest in Subsidiary

As of March 31, 2003, minority interest in subsidiary was $8.8 million. Minority interest in subsidiary is related to the establishment of 454 during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to continue to increase during 2003, as 454’s expenditures associated with technology development continue to increase.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These include statements regarding: (i) our intention to apply APB 25 to our stock-based compensation awards to employees, (ii) our ability to apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs, (iii) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (iv) the ability of our subsidiary, 454 Corporation, to commercialize products upon their development and create a future source of revenues for us, (v) our expectation that research and development expenses for 2003 will decrease slightly in comparison to 2002, (vi) our expectation that general and administrative expenses for 2003 will decrease slightly in comparison to 2002, (vii) our expectation that the remainder of the cash requirements under the restructuring plan will be paid by the end of 2003, (viii) our expectation that interest income for the remainder of 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations, (ix) our expectation that interest expense will remain relatively constant in 2003, (x) our expectation that losses attributed to the minority ownership in 454 Corporation will increase in 2003 as 454 continues to make significant progress in developing new technologies as compared to 2002, (xi) our expectation that net loss for 2003 will decrease slightly as compared to 2002, (xii) our ability to fund our operations through a combination of sources during 2003 and to make substantial investments in our emerging preclinical and clinical drug pipeline, and (xiii) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through the end of 2004. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our stage of development as a genomics-based pharmaceutical company, uncertainties of preclinical and clinical testing and trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, our ability to protect our patents and proprietary rights, the ability of our third party manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP, and uncertainties relating to commercialization rights including the acquisition of licenses, the availability and terms of which cannot be predicted. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a more detailed description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Recently Enacted Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. The provisions of FIN No. 46 became effective for financial statements issued after January 31, 2003 and the adoption of FIN No. 46 did not have a material effect on our financial statements.

Item 4.    Controls and Procedures

(a) Evaluation	of Disclosure Controls and Procedures

As of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures relating to material information about the Company were adequate and effective.

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

On January 8, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that we are working together with Pfizer, Inc. to evaluate compounds under consideration at Pfizer and that our scientists will apply our Predictive Toxicogenomics Screen™ and protein pathway mapping technologies to gain a better understanding of the mechanisms that enable drugs to effectively treat certain diseases.

On January 10, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing new developments in our ongoing antibody discovery and development alliance with Abgenix, including the successful development of a fully human monoclonal antibody (CR002) that is being investigated as a treatment for Immunoglobulin A nephropathy, a form of kidney inflammation that may lead to renal failure and the need for dialysis treatments.

On January 30, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing financial results for the fourth quarter of 2002 and the year ended December 31, 2002; the Form 8-K also included guidance on our business and financial outlook for 2003.

On March 4, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that the U.S. Food and Drug Administration approved our Investigational New Drug application to initiate clinical trials for CG53135, a potential protein therapeutic being investigated as a treatment for oral mucositis. Oral mucositis is a side effect of chemotherapy and radiotherapy that results in the degradation of mucosal tissue that can range from redness and irritation to severe ulcerations of the mouth and throat.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003	CURAGEN CORPORATION

	By:	/s/ JONATHAN M. ROTHBERG, PH.D.
Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

By:	/s/ DAVID M. WURZER
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

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ David M. Wurzer

David M. Wurzer

Executive Vice-President, Chief Financial Officer

and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

Exhibit 99.1—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)