Form 10-Q
period 2003-06-30
CURAGEN CORP
filed 2003-08-12
CIK 1030653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☒    No   ☐

The number of shares outstanding of the Registrant’s common stock as of August 1, 2003 was 49,526,310.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,314	$68,401
Short-term investments	132,027	198,301
Marketable securities	185,249	148,107

Cash and investments	378,590	414,809
Income taxes receivable	1,503	2,359
Other current assets	136	275
Prepaid expenses	2,893	3,405

Total current assets	383,122	420,848
Property and equipment, net	23,932	24,336
Other assets	222	245
Intangible assets, net	3,110	3,100

Total assets	$410,386	$448,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,380	$2,426
Accrued expenses	2,586	2,539
Accrued payroll and related items	2,220	2,300
Interest payable, short-term	3,750	3,750
Deferred revenue	2,318	2,610
Current portion of obligations under capital leases	698	1,511
Other current liabilities	3,759	1,501

Total current liabilities	19,711	16,637

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	—	263

Total long-term liabilities	150,000	150,263

Commitments and contingencies
Minority interest in subsidiary	7,301	10,125
Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,519,539 shares at June 30, 2003, and 49,362,463 shares at December 31, 2002	495	494
Treasury Stock, at cost; none at June 30, 2003 and 12,500 shares at December 31, 2002	—	(49)
Additional paid-in capital	484,412	483,824
Accumulated other comprehensive income	3,696	3,357
Accumulated deficit	(254,564)	(214,995)
Unamortized stock-based compensation	(665)	(1,127)

Total stockholders’ equity	233,374	271,504

Total liabilities and stockholders’ equity	$410,386	$448,529

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Collaboration revenue	$1,695	$3,659	$3,639	$8,471

Total revenue	1,695	3,659	3,639	8,471

Operating expenses:
Research and development	18,388	22,238	32,848	42,372
General and administrative	4,823	5,253	9,773	11,187
Restructuring and related charges	2,888	—	2,888	—

Total operating expenses	26,099	27,491	45,509	53,559

Loss from operations	(24,404)	(23,832)	(41,870)	(45,088)
Interest income	2,078	3,033	4,411	6,023
Interest expense	(2,464)	(2,560)	(4,939)	(5,144)

Interest income (expense), net	(386)	473	(528)	879

Loss before income taxes and minority interest in subsidiary loss	(24,790)	(23,359)	(42,399)	(44,209)
Income tax benefit (expense)	(117)	350	0	885
Minority interest in subsidiary loss	1,480	988	2,829	1,672

Net loss	$(23,427)	$(22,021)	$(39,569)	$(41,652)

Basic and diluted net loss per share	$(0.48)	$(0.45)	$(0.80)	$(0.85)

Weighted average number of shares used in computing basic and diluted net loss per share	49,234	48,897	49,195	48,851

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(39,569)	$(41,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,140	4,542
Non-monetary compensation	487	6
Stock-based 401(k) employer plan match	423	538
Minority interest	(2,829)	(1,672)
Changes in assets and liabilities:
Income taxes receivable	856	(1,035)
Other current assets	139	(73)
Prepaid expenses	512	(379)
Other assets	(3)	13
Accounts payable	1,954	71
Accrued expenses	47	960
Accrued payroll and related items	(80)	20
Deferred revenue	(292)	481
Other current liabilities	2,301	—

Net cash used in operating activities	(31,914)	(38,180)

Cash flows from investing activities:
Acquisitions of property and equipment	(3,278)	(15,017)
Payments for intangible assets	(491)	(13)
Repayment of loan from employee	17	50
Net inflows from purchases and maturities of short-term investments	66,274	50,110
Net outflows from purchases and maturities of marketable securities	(36,803)	(139,363)

Net cash provided by (used in) investing activities	25,719	(104,233)

Cash flows from financing activities:
Payments on capital lease obligations	(1,076)	(1,632)
Payments of financing costs	(12)	(12)
Proceeds from exercise of stock options	197	824
Payments of stock issuance costs	(1)	—

Net cash used in financing activities	(892)	(820)

Net decrease in cash and cash equivalents	(7,087)	(143,233)
Cash and cash equivalents, beginning of period	68,401	235,618

Cash and cash equivalents, end of period	$61,314	$92,385

Supplemental cash flow information:
Interest paid	$4,562	$4,747

Income tax benefit payments received	$862	$—

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (the “Company”) include CuraGen Corporation (“CuraGen”) and our majority-owned subsidiary, 454 Corporation (currently doing business as 454 Life Sciences, or “454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The June 30, 2002 and December 31, 2002 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2003. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and is composed of unrealized gains and losses on marketable securities.

A summary of total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$23,427	$22,021	$39,569	$41,652
Other comprehensive income	(58)	(998)	(339)	(998)

Total comprehensive loss	$23,369	$21,023	$39,230	$40,654

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements, as it has not adopted SFAS 123.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$23,427	$22,021	$39,569	$41,652
Stock-based employee compensation expense included in net loss	(231)	—	(462)	—
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	3,100	3,045	6,200	6,090

Pro forma net loss	$26,296	$25,066	$45,307	$47,742

Basic and diluted net loss per share:
As reported	$0.48	$0.45	$0.80	$0.85
Pro forma	$0.53	$0.51	$0.92	$0.98

4.    Restructuring and Related Charges

In November 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. In connection with this restructuring plan, a charge of approximately $11.0 million was recorded in the fourth quarter of 2002. The cash requirements under the November 2002 restructuring plan were $1.9 million, of which $1.7 million was paid prior to June 30, 2003, and the remainder will be paid by the end of 2003.

On June 19, 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. As a result of the restructuring plan, the Company’s employee base was reduced by approximately 80 personnel, representing approximately 20% of its workforce.

In connection with the June 2003 restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of June 30, 2003. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $0.2 million was paid prior to June 30, 2003. The Company expects to pay approximately $1.5 million of its remaining cash requirements related to the June 2003 restructuring plan during the remainder of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

5.    Segment Reporting

The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which establishes standards for reporting information on operating segments in interim and annual financial statements, and became effective for fiscal years beginning after December 15, 1997. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets.

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical company, which is applying integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop protein, antibody, and small molecule therapeutics to treat unmet medical needs. 454 is developing technologies for rapidly and comprehensively analyzing entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. During the first half of 2003, the Company exceeded the quantitative thresholds described above governing the segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	June 30, 2003	December 31, 2002
Total assets:
CuraGen	$402,446	$437,908
454	19,204	26,157
Intercompany eliminations	(11,264)	(15,536)

Total	$410,386	$448,529

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
CuraGen	$1,695	$3,659	$3,639	$8,471
454	—	—	—	—

Total	$1,695	$3,659	$3,639	$8,471

Operating expenses:
CuraGen	$22,347	$24,811	$38,312	$48,992
454	3,752	2,680	7,197	4,567

Total	$26,099	$27,491	$45,509	$53,559

Net loss:
CuraGen	$21,208	$20,539	$35,326	$39,146
454	3,699	2,470	7,072	4,178
Minority interest in subsidiary loss	(1,480)	(988)	(2,829)	(1,672)

Total	$23,427	$22,021	$39,569	$41,652

CURAGEN CORPORATION AND SUBSIDIARY

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

We are a genomics-based pharmaceutical company. We apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop protein, antibody, and small molecule therapeutics to treat unmet medical needs. Our disease areas include obesity and diabetes, oncology, inflammatory diseases, and central nervous system disorders. We are developing protein drugs on our own behalf, we have established a strategic alliance with Abgenix, Inc. (“Abgenix”) to develop antibody drugs, and we have established a strategic alliance with Bayer AG (“Bayer”) to develop small molecule drugs to treat obesity and adult onset diabetes.

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

Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug development pipeline. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances with Abgenix and Bayer, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. We have also established a majority-owned subsidiary, 454 Corporation (currently doing business as 454 Life Sciences, or “454”), to develop novel technologies for rapidly and comprehensively analyzing entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

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

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Revenue. Collaboration revenue for the three and six months ended June 30, 2003 was $1.7 million and $3.6 million, respectively, a decrease of $2.0 million and $4.9 million, or 54% and 58%, as compared to $3.7 million and $8.5 million for the corresponding periods in 2002. The decreases are attributable to the shift in our focus from revenue generating service agreements to collaborations that enhance the value of our growing pipeline. Revenue recorded in the three month period ended June 30, 2003 was primarily related to our collaborative arrangements with Alexion Pharmaceuticals (“Alexion”), Bayer, Pfizer, Inc. (“Pfizer”) and Philip Morris, Inc. (“Philip Morris”) while the same period in 2002 primarily included revenue from our collaborative arrangements with Abgenix and Bayer. Revenue recorded in the six month period ended June 30, 2003 was primarily related to our collaborative arrangements with Alexion, Bayer, Genentech, Inc., Pfizer, and Philip Morris, while the same period in 2002 primarily included revenue from our collaborative arrangements with Abgenix and Bayer.

We expect that 2003 collaboration revenues will continue to decrease significantly compared to 2002 revenues, unless we receive royalties or milestone payments from products currently under development by our current and former collaborative partners. We will continue to shift our focus from revenue generating service agreements, and instead pursue strategic research and development alliances to gain access to expertise that is currently unavailable to us. We expect these alliances with pharmaceutical and biotechnology companies to provide us with access to unique technologies, access to capital, near term revenues, milestone and/or royalty payments, and/or potential profit sharing arrangements. Future revenues will be dependent upon our ability to successfully develop and market products that may arise from our own internal drug development pipeline, enter into additional alliances, maintain and expand pharmacogenomic and biomarker collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully sell technologies being developed by 454.

Operating Expenses.  Research and development expenses for the three and six months ended June 30, 2003 were $18.4 million and $32.8 million, respectively, compared to $22.2 million and $42.4 million for the same periods in 2002. The decreases of $3.8 million and $9.6 million, or 17% and 23%, were primarily attributable to our corporate restructuring undertaken at the end of 2002, including decreases in lab supplies and reagents, contractual services, depreciation expense and personnel costs, partially offset by a $1.2 million non-cash discovery related expense. Research and development expenses for 2003 are expected to continue to decrease in comparison to 2002, reflecting the expected reduction in costs as a result of our corporate restructurings undertaken in November 2002 and in June 2003, including decreases in lab supplies and reagents, personnel costs and depreciation expense partially offset by an expected increase in 454’s operating expenses as its operations continue to expand.

General and administrative expenses for the three and six months ended June 30, 2003 decreased $0.5 million and $1.4 million, or 9% and 13%, to $4.8 million and $9.8 million, as compared to $5.3 million and $11.2 million for the same periods in 2002. The decreases were due to the corporate restructuring undertaken in November 2002, including decreased personnel costs, depreciation expenses, consulting costs and facility repair and maintenance expenses. Additionally, lower legal patent expenses are indicative of our focus shifting from discovery to the advancement of our development efforts. General and administrative expenses for 2003 are expected to continue to decrease in comparison to 2002, reflecting the corporate restructurings undertaken in November 2002 and in June 2003 including decreases in rent expense, consulting costs and facility repairs and maintenance expenses.

Restructuring and related charges.  Restructuring and related charges of approximately $2.9 million were incurred in the second quarter of 2003 as a part of our June 2003 restructuring plan which was intended to focus resources on continuing to advance our broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. As a result of the June 2003 restructuring plan, our employee base was reduced by approximately 80 personnel, representing approximately 20% of our workforce. In connection with this restructuring plan, we incurred $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of June 30, 2003. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $0.2 million was paid prior to June 30, 2003. We expect to pay approximately $1.5 million of our remaining cash requirements related to the June 2003 restructuring plan during the remainder of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

Interest Income (Expense), Net.  Interest income for the three and six months ended June 30, 2003 of $2.1 million and $4.4 million, respectively, decreased $0.9 million and $1.6 million, or 30% and 27%, as compared to $3.0 million and $6.0 million for the corresponding periods in 2002. The decreases in interest income were primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003. We earned an average yield of 2.13% in the second quarter of 2003 as compared to 2.57% during the same period in 2002, and earned an average yield of 2.20% in the first six months of 2003 as compared to 2.49% during the same period in 2002. We anticipate that interest income for the remainder of 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations.

Interest expense for the three and six months ended June 30, 2003 of $2.5 million and $4.9 million, respectively, represented decreases of $0.1 million and $0.2 million, or 4% and 4%, as compared to $2.6 million and $5.1 million for the three and six months ended June 30, 2002. Interest expense was primarily attributable to our convertible subordinated debt which we issued on February 2, 2000. We expect that interest expense will remain relatively constant in 2003.

Income Tax Benefit (Expense).  For the three and six months ended June 30, 2003, we recorded a Connecticut income tax expense of $0.1 million and $0, respectively, as compared to an income tax benefit of $0.4 million and $0.9 million for the same periods in 2002. The decreases in the income tax benefit of $0.5 million and $0.9 million, or 125% and 100%, were due to the State of Connecticut budget impasse at June 30, 2003 which resulted in the lack of a guarantee that there would be an ability for us to recognize an income tax benefit for years beginning on or after January 1, 2003. We originally recorded the income tax benefit for the first quarter of 2003 under Connecticut legislation, which allowed companies to elect to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the credit. However, during the budget discussions in June 2003 this legislation was allowed to expire effective December 31, 2002.

We determine our income taxes using the asset and liability method. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. As we have no prior earnings history, a valuation allowance in an amount equal to the deferred income tax assets has been established to reflect these uncertainties.

Minority Interest in Subsidiary Loss.  Minority interest in subsidiary loss for the three and six months ended June 30, 2003, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.5 million and $2.8 million, respectively, as compared to $1.0 million and $1.7 million for the same periods in 2002. The increases of $0.5 million and $1.1 million, or 50% and 65%, were primarily due to 454’s additional personnel costs, increased purchases of laboratory supplies, increased equipment depreciation expense and payments for consulting and contractual services. During 2003, losses attributed to the minority ownership in 454 are expected to increase as 454 continues to make significant progress in developing new technologies as compared to 2002.

Net Loss.  For the three and six months ended June 30, 2003, we reported a net loss of $23.4 million and $39.6 million, respectively, or $0.48 per share and $0.80 per share as compared to $22.0 million and $41.7 million or $0.45 per share and $0.85 per share for the same periods in 2002. Our net loss for 2003 is expected to continue decreasing, as compared to 2002, as a result of the recent corporate restructurings undertaken in November 2002 and in June 2003. Since inception, we have incurred operating losses, and as of June 30, 2003, we had an accumulated deficit of $254.6 million. To date, we have not paid any federal income taxes.

Liquidity and Capital Resources

As of June 30, 2003, we had $378.6 million in cash and investments as compared to $414.8 million as of December 31, 2002. The decrease of $36.2 million in cash and investments during the first six months of 2003 was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt issued in February 2000. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants, and capital leases. As of June 30, 2003, we had recognized $102.7 million of cumulative sponsored research revenues from collaborative research agreements and government grants.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements and net outflows from purchases and maturities of short-term investments and marketable securities. At June 30, 2003, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $45.2 million. At June 30, 2003, equipment with a gross book value of $3.0 million secured our equipment financing facilities. We had approximately $2.0 million in material commitments for capital expenditures at June 30, 2003.

Restructuring and related charges of approximately $13.9 million were incurred in 2002 and 2003 as a part of our corporate restructuring plans undertaken in November 2002 and in June 2003, which were intended to reduce costs and continue to advance our broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. The cash requirements under the restructuring plans totaled $4.6 million, of which $1.9 million was paid prior to June 30, 2003. Of the remaining cash requirements, approximately $1.7 million will be paid by the end of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

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

Cash Flows For The Six Months Ended June 30, 2003

Operating Activities.  Net cash used in operating activities was $31.9 million for the six months ended June 30, 2003 and was primarily due to the net cash loss from operations of $37.3 million, offset by decreases in income taxes receivable of $0.9 million and prepaid expenses of $0.5 million, and increases in accounts payable of $2.0 million and accrued restructuring and related charges of $2.2 million.

Investing Activities.  Net cash provided by investing activities was $25.7 million for the six months ended June 30, 2003 and was primarily due to net inflows from purchases and maturities of short-term investments and marketable securities of $29.5 million offset by acquisitions of property and equipment of $3.3 million, including expenditures for leasehold improvements and payments of intangible assets of $0.5 million.

Financing Activities.  Net cash used in financing activities was $0.9 million for the six months ended June 30, 2003 and primarily included payments on capital lease obligations.

Future Liquidity

Sources of Liquidity.  During 2003, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; gross interest income; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity.  Throughout 2003, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: salaries and benefits, supplies and reagents, contractual services including costs incurred related to our manufacturing agreement with Abgenix for CR002, clinical trials on our protein therapeutic CG53135, manufacturing costs related to Phase II production for our protein therapeutic CG53135, legal expenses in support of the development of our intellectual property portfolio, and interest expense related to payments made to the holders of our convertible subordinated debt issued in February 2000. In addition, we anticipate that we will also incur additional capital expenditures in 2003, primarily for the purchase of equipment and leasehold improvements at our New Haven and Branford research facilities and administrative offices, including the expansion of our existing protein production laboratory and growth in 454 operations. At June 30, 2003, we had approximately $0.5 million of purchase obligations which we will be required to pay within the next twelve months.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2004. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in research and development programs, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including our $150.0 million of 6% convertible subordinated debentures due February 2, 2007, will depend on many factors, including the progress we make in our drug development and pharmacogenomic programs, the magnitude of these programs, the success of our strategic research and development alliance partners in developing and commercializing drugs from existing programs and our ability to establish additional collaborative and licensing arrangements. While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products.

Minority Interest in Subsidiary

As of June 30, 2003, minority interest in subsidiary was $7.3 million. Minority interest in subsidiary is related to the establishment of 454 during 2000 and reflects the initial minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454, less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to continue to increase during 2003, as 454’s expenditures associated with technology development continue to increase, and therefore, the minority interest in subsidiary is expected to decrease during the remainder of 2003.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These include statements regarding: (i) our intention to apply APB 25 to our stock-based compensation awards to employees, (ii) our ability to pay $1.7 million of our cash requirements for restructuring charges by the end of 2003 and the remainder through the end of 2008, (iii) our ability to apply our integrated functional genomic technologies and Internet-based bioinformatic systems to discover and develop pharmaceutical products to treat unmet medical needs, (iv) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (v) the ability of our subsidiary, 454 Corporation, to commercialize products upon their development and create a future source of revenues for us, (vi) our expectation that research and development expenses for 2003 will continue to decrease in comparison to 2002, (vii) our expectation that general and administrative expenses for 2003 will decrease slightly in comparison to 2002, (viii) our expectation that interest income for the remainder of 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations, (ix) our expectation that interest expense will remain relatively constant in 2003, (x) our expectation that losses attributed to the minority ownership in 454 Corporation will continue to increase in 2003 as 454 continues to make progress in developing new technologies as compared to 2002, (xi) our expectation that the net loss for 2003 will decrease slightly as compared to 2002, (xii) our ability to fund our operations through a combination of sources during 2003 and to make substantial investments in our emerging preclinical and clinical drug pipeline, and (xiii) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2004. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our expectation that we will incur operating losses in the near future, our stage of development as a genomics-based pharmaceutical company, uncertainties of preclinical and clinical testing and trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, the ability of our third party manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP, patent infringement claims against our products, processes and technologies, our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a more detailed description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Recently Enacted Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are effective for financial statements issued after June 30, 2003, and the adoption of SFAS 149 did not have a material effect on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, where those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial statements issued after May 15, 2003, and the adoption of SFAS 150 did not have a material effect on our financial statements.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls

The CEO and CFO have indicated that there have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 28, 2003, and the following matters were voted on at that meeting:

1.	The election of Ronald M. Cresswell, Ph.D. and Vincent T. DeVita, Jr., M.D. as Class II Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for or withheld:

DIRECTOR	FOR	WITHHELD
Ronald M. Cresswell, Ph.D.	43,041,361	2,186,893
Vincent T. DeVita, Jr., M.D.	43,603,123	1,625,131

Our current Directors are Ronald M. Cresswell, Ph.D., Vincent T. DeVita, Jr., M.D., David R. Ebsworth, Ph.D., John H. Forsgren, Robert E. Patricelli, J.D., Jonathan M. Rothberg, Ph.D. and Patrick J. Zenner.

2.	The proposal to increase by 3,500,000 shares the aggregate number of shares of the Company’s Common Stock, $0.01 par value per share, for which stock options and stock awards may be granted under the Company’s 1997 Employee, Director and Consultant Stock Plan. The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes:

FOR	AGAINST	ABSTAIN
22,509,471	10,783,904	155,724

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

@Exhibit 3.1	Restated Certificate of Incorporation of the Registrant dated March 12, 1998, as filed with the Delaware Secretary of State on March 23, 1998.

Exhibit 3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated May 25, 2000, as filed with the Delaware Secretary of State on May 25, 2000, increasing the authorized common stock of the Company from 50,000,000 to 250,000,000.

#Exhibit 3.3	Certificate of Designation, Series A Junior Participating Preferred Stock dated March 27, 2002, as filed with the Delaware Secretary of State on March 27, 2002.

Exhibit 10.1	1997 Employee, Director and Consultant Stock Plan, as amended and restated through May 28, 2003.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

@	Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.

#	Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-23223.

B.    Reports on Form 8-K

On April 24, 2003, we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing financial results for the first quarter of 2003. In accordance with the procedural guidance in SEC Release No. 33-8216, the information in the Form 8-K and the Exhibit attached to the Form 8-K was furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Disclosure of Results of Operations and Financial Condition.”

On June 20, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing a corporate restructuring to focus resources on continuing to advance our broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003	CuraGen Corporation

	By:	/s/ JONATHAN M. ROTHBERG, PH.D.
Jonathan M. Rothberg, Ph.D. Chief Executive Officer, President and Chairman of the Board

	By:	/s/ DAVID M. WURZER
David M. Wurzer Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

@Exhibit 3.1	Restated Certificate of Incorporation of the Registrant dated March 12, 1998, as filed with the Delaware Secretary of State on March 23, 1998.

Exhibit 3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated May 25, 2000, as filed with the Delaware Secretary of State on May 25, 2000, increasing the authorized common stock of the Company from 50,000,000 to 250,000,000.

#Exhibit 3.3	Certificate of Designation, Series A Junior Participating Preferred Stock dated March 27, 2002, as filed with the Delaware Secretary of State on March 27, 2002.

Exhibit 10.1	1997 Employee, Director and Consultant Stock Plan, as amended and restated through May 28, 2003.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

@	Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.

#	Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-23223.