Form 10-Q
period 2003-09-30
CURAGEN CORP
filed 2003-11-10
CIK 1030653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2003 was 49,658,614.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,169	$68,401
Short-term investments	108,760	198,301
Marketable securities	198,311	148,107

Cash and investments	358,240	414,809
Income taxes receivable	1,832	2,359
Other current assets	425	275
Prepaid expenses	1,876	3,405

Total current assets	362,373	420,848

Property and equipment, net	23,905	24,336
Other assets	200	245
Intangible assets, net	7,321	3,100

Total assets	$393,799	$448,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,907	$2,426
Accrued expenses	4,134	2,539
Accrued payroll and related items	2,268	2,300
Interest payable	1,500	3,750
Deferred revenue	2,725	2,610
Current portion of obligations under capital leases	380	1,511
Other current liabilities	2,537	1,501

Total current liabilities	17,451	16,637

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	—	263
Accrued long-term liabilities	1,500	—

Total long-term liabilities	151,500	150,263

Commitments and contingencies

Minority interest in subsidiary	9,632	10,125

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,608,091 shares at September 30, 2003 and 49,362,463 shares at December 31, 2002	496	494
Treasury Stock, at cost; none at September 30, 2003 and 12,500 shares at December 31, 2002	—	(49)
Additional paid-in capital	484,565	483,824
Accumulated other comprehensive income	2,714	3,357
Accumulated deficit	(272,041)	(214,995)
Unamortized stock-based compensation	(518)	(1,127)

Total stockholders’ equity	215,216	271,504

Total liabilities and stockholders’ equity	$393,799	$448,529

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Collaboration revenue	$787	$6,019	$4,426	$14,490

Total revenue	787	6,019	4,426	14,490

Operating expenses:
Research and development	15,148	21,295	47,996	63,667
General and administrative	4,771	6,295	14,544	17,632
Restructuring and related charges	—	—	2,888	—

Total operating expenses	19,919	27,590	65,428	81,299

Loss from operations	(19,132)	(21,571)	(61,002)	(66,809)

Interest income	2,302	3,065	6,713	9,088
Interest (expense)	(2,456)	(2,537)	(7,395)	(7,681)

Interest (expense) income, net	(154)	528	(682)	1,407

Loss before income taxes and minority interest in subsidiary loss	(19,286)	(21,043)	(61,684)	(65,402)
Income tax benefit	329	60	329	1,095
Minority interest in subsidiary loss	1,480	1,101	4,309	2,773

Net loss	$(17,477)	$(19,882)	$(57,046)	$(61,534)

Basic and diluted net loss per share	$(0.35)	$(0.41)	$(1.16)	$(1.26)

Weighted average number of shares used in computing basic and diluted net loss per share	49,359	48,989	49,252	48,898

See accompanying notes to condensed consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(57,046)	$(61,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,319	6,997
Non-monetary compensation	769	325
Stock-based 401(k) employer plan match	571	815
Minority interest	(4,309)	(2,773)
Changes in assets and liabilities:
Income taxes receivable	527	(1,095)
Other current assets	(150)	(2,375)
Prepaid expenses	1,529	231
Other assets	12	13
Accounts payable	1,481	538
Accrued expenses	595	(13)
Accrued payroll and related items	(32)	349
Deferred revenue	115	1,108
Interest payable	(2,250)	(2,250)
Other current liabilities	1,193	(44)

Net cash used in operating activities	(50,676)	(59,708)

Cash flows from investing activities:
Acquisitions of property and equipment	(5,250)	(18,529)
Proceeds from sale of fixed assets	48	29
Payments for intangible assets	(2,538)	(18)
Repayment of loan from employee	19	50
Net inflows from purchases and maturities of short-term investments	89,541	41,711
Net outflows from purchases and maturities of marketable securities	(50,847)	(126,819)

Net cash provided by (used in) investing activities	30,973	(103,576)

Cash flows from financing activities:
Payments on capital lease obligations	(1,394)	(2,478)
Payments of financing costs	(13)	(12)
Proceeds from exercise of stock options	410	897
Proceeds from issuance of restricted stock	—	3
Proceeds from issuance of preferred stock to minority interest	3,988	—
Payments of stock issuance costs on issuance of preferred stock	(520)	—

Net cash provided by (used in) financing activities	2,471	(1,590)

Net decrease in cash and cash equivalents	(17,232)	(164,874)
Cash and cash equivalents, beginning of period	68,401	235,618

Cash and cash equivalents, end of period	$51,169	$70,744

Supplemental cash flow information:
Interest paid	$9,082	$9,334

Income tax benefit payments received	$862	$—

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (the “Company”) include CuraGen Corporation (“CuraGen”) and its majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The September 30, 2002 and December 31, 2002 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2003. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2. Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and is composed of unrealized gains and losses on marketable securities.

A summary of total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$17,477	$19,882	$57,046	$61,534

Other comprehensive income:
Unrealized losses (gains) on securities:
Unrealized holding losses (gains) arising during period	981	(1,893)	643	(2,891)
Less: reclassification adjustment for losses (gains) included in net loss	(414)	—	(414)	—

Net unrealized losses (gains) on securities	567	(1,893)	229	(2,891)

Total comprehensive loss	$18,044	$17,989	$57,275	$58,643

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements, as it has not adopted SFAS 123.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$17,477	$19,882	$57,046	$61,534
Stock-based employee compensation expense included in net loss	(147)	(315)	(609)	(315)
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	3,021	3,387	9,232	9,532

Pro forma net loss	$20,351	$22,954	$65,669	$70,571

Basic and diluted net loss per share:
As reported	$0.35	$0.41	$1.16	$1.26
Pro forma	$0.41	$0.47	$1.33	$1.45

4. Restructuring and Related Charges

In November 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. In connection with this restructuring plan, a charge of approximately $11.0 million was recorded in the fourth quarter of 2002. The cash requirements under the November 2002 restructuring plan were $1.9 million, of which $1.85 million was paid prior to September 30, 2003, and the remainder will be paid by the end of 2003.

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.1 million was paid prior to September 30, 2003. The Company expects to pay approximately $0.6 million of its remaining cash requirements related to the June 2003 restructuring plan during the remainder of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

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

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical company, dedicated to improving the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of obesity and diabetes, oncology, inflammation, and central nervous system disorders to meet unmet medical needs. 454 is developing novel technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. During the first nine months of 2003, the Company exceeded the quantitative thresholds described above governing the segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	September 30, 2003	December 31, 2002
Cash and investments:
CuraGen	$329,782	$393,273
454	28,458	21,536

Total	$358,240	$414,809

Total assets:
CuraGen	$381,475	$437,908
454	37,723	26,157
Intercompany eliminations	(25,399)	(15,536)

Total	$393,799	$448,529

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
CuraGen	$787	$6,019	$4,426	$14,490
454	—	—	—	—

Total	$787	$6,019	$4,426	$14,490

Operating expenses:
CuraGen	$15,980	$24,477	$54,292	$73,470
454	3,939	3,025	11,136	7,591

Total	$19,919	$27,502	$65,428	$81,061

Net loss:
CuraGen	$15,058	$18,228	$50,384	$57,374
454	3,899	2,756	10,971	6,933
Minority interest in subsidiary loss	(1,480)	(1,102)	(4,309)	(2,773)

Total	$17,477	$19,882	$57,046	$61,534

6. License Agreement

On August 18, 2003, 454 entered into a license agreement with Pyrosequencing AB to license specific technology in certain fields of use. As part of this agreement, 454 is required to pay Pyrosequencing AB a minimum non-refundable $4.5 million payment of which $2.0 million was paid in the third quarter of 2003, $0.5 million is payable in the fourth quarter of 2003 and $0.5 million is payable in each of the third quarters of 2004, 2005, 2006 and 2007. At September 30, 2003, the Company recorded a $4.5 million intangible asset, a $1.0 million accrued expense for the 2003 and 2004 minimum payments and a $1.5 million accrued long-term liability for the remaining future minimum payments under this license agreement.

The term of the license is from August 18, 2003 through the latest expiration date of the patents listed in the agreement, which is to be determined on the seventh anniversary of the agreement. 454 is amortizing this asset on a straight-line basis over the estimated useful life of the license which management has determined to be 10 years. During the third quarter of 2003, the Company recorded $0.05 million of amortization expense associated with this license agreement.

7. Investment in Subsidiary

In June 2000, CuraGen launched 454, a majority-owned subsidiary established to develop novel technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes. CuraGen sold to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five year warrants to purchase 937,500 shares of CuraGen common stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 sold eight million shares of Series B Preferred Stock to various minority shareholders for an aggregate purchase price of $20.0 million. In order to complete the funding of 454, and in exchange for 12 million shares of Series A Preferred Stock, CuraGen contributed to 454 $20.0 million in cash and certain technologies for conducting genomic analyses.

In September 2003, 454 raised an additional $20.0 million from existing shareholders including CuraGen and Cooper Hill Partners, L.L.C. CuraGen contributed $16.1 million in exchange for 6,404,854 shares of Series C Preferred Stock and the minority shareholders received 1,595,146 shares of Series D Preferred Stock in exchange for $3.9 million. As a result of these investments, CuraGen’s majority ownership in 454 is approximately 66% as of September 30, 2003.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

We are a genomics-based pharmaceutical company dedicated to improving the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of obesity and diabetes, oncology, inflammation, and central nervous system disorders. We have established strategic alliances with Abgenix, Inc. (“Abgenix”) to develop antibody drugs and with Bayer AG (“Bayer”) to develop small molecule drugs to treat obesity and adult onset diabetes. Our experienced preclinical and clinical teams are rapidly working to advance our pipeline of products for critical unmet medical needs.

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

Our ability to earn revenues and become profitable is dependent primarily on our ability to successfully develop and commercialize pharmaceutical products based upon our expertise in genomics, our technologies, and our drug development pipeline. Accomplishing this goal also depends in part on our ability to maintain our existing strategic alliances with Abgenix and Bayer, and on our ability to establish new alliances to aid us in developing and commercializing small molecule therapeutics. We cannot guarantee that any such strategic alliances, either new or existing, will be successful. We have also established a majority-owned subsidiary, 454 Life Sciences Corporation (“454”), to develop novel technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes. We expect that 454 will commercialize these products upon their development, which may be a future source of revenues for us.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenue. Collaboration revenue for the three and nine months ended September 30, 2003 was $0.8 million and $4.4 million, respectively, a decrease of $5.2 million and $10.1 million, or 87% and 70%, as compared to $6.0 million and $14.5 million for the corresponding periods in 2002. The decreases are attributable to the shift in our focus from revenue generating service agreements to enhancing the value of our growing pipeline. Revenue recorded in the three month period ended September 30, 2003 was primarily related to our collaborative arrangements with Alexion Pharmaceuticals (“Alexion”) and Bayer while the same period in 2002 primarily included revenue from our collaborative arrangements with Abgenix and Bayer. Revenue recorded in the nine month period ended September 30, 2003 was primarily related to our collaborative arrangements with Alexion, Bayer and Pfizer, Inc. while the same period in 2002 primarily included revenue from our collaborative arrangements with Abgenix and Bayer.

We expect that 2003 collaboration revenues will continue to decrease significantly compared to corresponding 2002 revenues, as we continue to shift our focus from revenue generating service agreements, and instead pursue strategic research and development alliances to gain access to expertise that is currently unavailable to us. We expect these alliances with pharmaceutical and biotechnology companies to provide us with access to unique technologies, access to capital, near term revenues, milestone and/or royalty payments, and/or potential profit sharing arrangements. Longer term future revenues will be dependent upon our ability to successfully develop and market products that may arise from our own internal drug development pipeline, enter into additional alliances, maintain and expand pharmacogenomic and biomarker collaborations, receive royalties and milestone payments from products currently under development by our current and former collaborators and successfully sell technologies being developed by 454.

Operating Expenses. Research and development expenses for the three and nine months ended September 30, 2003 were $15.1 million and $48.0 million, respectively, compared to $21.3 million and $63.7 million for the same periods in 2002. The decreases of $6.2 million and $15.7 million, or 29% and 25%, were primarily attributable to our corporate restructurings, including decreases in lab supplies and reagents, contractual services, depreciation expense and personnel costs. Research and development expenses for 2003 are expected to continue to decrease in comparison to 2002, reflecting the expected reduction in costs as a result of our corporate restructurings, including decreases in lab supplies and reagents, personnel costs and depreciation expense partially offset by an expected increase in 454’s operating expenses as its operations continue to expand.

General and administrative expenses for the three and nine months ended September 30, 2003 decreased $1.4 million and $2.9 million, or 23% and 17%, to $4.8 million and $14.5 million, as compared to $6.2 million and $17.4 million for the same periods in 2002. The decreases were due to the corporate restructurings, including decreased personnel costs, depreciation expenses, consulting costs and facility repair and maintenance expenses. Additionally, lower legal patent expenses are indicative of our focus shifting from discovery to the advancement of our development efforts. General and administrative expenses for 2003 are expected to continue to decrease in comparison to 2002, reflecting the corporate restructurings, including decreases in personnel costs, rent expense, consulting costs and facility repairs and maintenance expenses.

Restructuring and related charges. Restructuring and related charges of approximately $2.9 million were incurred in the second quarter of 2003 as a part of our June 2003 restructuring plan which was intended to focus resources on continuing to advance our broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, we incurred $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.1 million was paid prior to September 30, 2003. We expect to pay approximately $0.6 million of our remaining cash requirements related to the June 2003 restructuring plan during the remainder of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

Interest (Expense) Income, Net. Interest income for the three and nine months ended September 30, 2003 of $2.3 million and $6.7 million, respectively, decreased $0.8 million and $2.4 million, or 26% and 26%, as compared to $3.1 million and $9.1 million for the corresponding periods in 2002. The decreases in interest income were primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003. We earned an average yield of 2.6% in the third quarter of 2003 as compared to 2.9% during the same period in 2002, and earned an average yield of 2.4% in the first nine months of 2003 as compared to 2.8% during the same period in 2002. We anticipate that interest income for 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations.

Interest expense for the three and nine months ended September 30, 2003 of $2.4 million and $7.4 million, respectively, represented decreases of $0.1 million and $0.3 million, or 4% and 4%, as compared to $2.5 million and $7.7 million for the three and nine months ended September 30, 2002. Interest expense was primarily attributable to our convertible subordinated debt which we issued on February 2, 2000. We expect that interest expense will remain relatively constant for the remainder of 2003.

Income Tax Benefit. For the three and nine months ended September 30, 2003, we recorded a Connecticut income tax benefit of $0.3 million, as compared to $0.06 million and $1.1 million for the same periods in 2002, respectively. The income tax benefit recorded in the third quarter of 2003 was due to the passage of the 2003/2004 State of Connecticut budget in August 2003 which resulted in the reinstatement of the Connecticut research and development credit cash exchange program for years beginning on or after January 1, 2003.

We determine our income taxes using the asset and liability method. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. As we have no prior earnings history, a valuation allowance in an amount equal to the deferred income tax assets has been established to reflect these uncertainties.

Minority Interest in Subsidiary Loss. Minority interest in subsidiary loss for the three and nine months ended September 30, 2003, which is the portion of 454’s loss attributable to stockholders of 454 other than us, was $1.5 million and $4.3 million, respectively, as compared to $1.1 million and $2.8 million for the same periods in 2002. The increases of $0.4 million and $1.5 million, or 36% and 54%, were primarily due to 454’s additional personnel costs, increased purchases of laboratory supplies, increased equipment depreciation expense and payments for consulting and contractual services. During the remainder of 2003, losses attributed to the minority ownership in 454 are expected to continue increasing as compared to 2002, as 454 makes progress in developing new technologies.

Net Loss. For the three and nine months ended September 30, 2003, we reported a net loss of $17.5 million and $57.0 million, respectively, or $0.35 per share and $1.16 per share as compared to $19.9 million and $61.5 million or $0.41 per share and $1.26 per share for the same periods in 2002. Our net loss for 2003 is expected to continue to decrease as compared to 2002, as a result of the corporate restructurings undertaken in November 2002 and in June 2003. Since inception, we have incurred operating losses, and as of September 30, 2003, we had an accumulated deficit of $272.0 million.

Liquidity and Capital Resources

As of September 30, 2003, we had $358.2 million in cash and investments as compared to $414.8 million as of December 31, 2002. The decrease of $56.6 million in cash and investments during the first nine months of 2003 was primarily a result of additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and payment of interest to the holders of our convertible subordinated debt issued in February 2000, offset by proceeds received from the issuance of 454 preferred stock to minority interests. We have financed our operations since inception primarily through public offerings, our convertible subordinated debt offering, revenues received under our collaborative research agreements, private placements of equity securities, government grants, and capital leases. As of September 30, 2003, we had recognized $103.5 million of cumulative sponsored research revenues from collaborative research agreements and government grants.

Our cash investing activities have consisted primarily of acquisitions of equipment and expenditures for leasehold improvements and net outflows from purchases and maturities of short-term investments and marketable securities. At September 30, 2003, our gross investment in lab and office equipment, computers, land and leasehold improvements since inception was $46.3 million. At September 30, 2003, equipment with a gross book value of $2.3 million secured our equipment financing facilities. We had approximately $2.0 million in material commitments for capital expenditures at September 30, 2003.

Restructuring and related charges of approximately $13.9 million were incurred in 2002 and 2003 as a part of our corporate restructuring plans undertaken in November 2002 and in June 2003, which were intended to reduce costs and continue to advance our broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. The cash requirements under the restructuring plans totaled $4.6 million, of which $2.95 million was paid prior to September 30, 2003. Of the remaining cash requirements, approximately $0.65 million will be paid by the end of 2003. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

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

Cash Flows For The Nine Months Ended September 30, 2003

Operating Activities. Net cash used in operating activities was $50.7 million for the nine months ended September 30, 2003 and was primarily due to the net cash loss from operations of $53.7 million, offset by decreases in income taxes receivable of $0.5 million, prepaid expenses of $1.5 million, increases in accounts payable of $1.5 million, accrued expenses of $0.6 million and accrued restructuring and related charges of $1.0 million, and decreases in interest payable of $2.3 million.

Investing Activities. Net cash provided by investing activities was $31.0 million for the nine months ended September 30, 2003 and was primarily due to net inflows from purchases and maturities of short-term investments and marketable securities of $38.7 million offset by acquisitions of property and equipment of $5.3 million and payment for licensing fees of $2.5 million.

Financing Activities. Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2003 and primarily included proceeds from issuance of 454 preferred stock to minority interest of $4.0 million and proceeds from the exercise of stock options of $0.4 million, offset by payments on capital lease obligations of $1.4 million and payment of stock issuance costs of $0.5 million.

Future Liquidity

Sources of Liquidity. During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; gross interest income; collaboration revenue; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity. Over the next twelve months, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: salaries and benefits, supplies and reagents, contractual services including costs incurred related to our manufacturing agreement with Abgenix for CR002, clinical trials on our protein therapeutic CG53135, manufacturing costs related to Phase II production for our protein therapeutic CG53135, legal expenses in support of the development of our intellectual property portfolio, and interest expense related to payments made to the holders of our convertible subordinated debt issued in February 2000. In addition, we anticipate that we will also incur additional capital expenditures in 2004, primarily for the purchase of equipment and leasehold improvements at our New Haven and Branford research facilities and administrative offices, including the expansion of our existing protein production laboratory and growth in 454 operations. At September 30, 2003, we had approximately $5.0 million of purchase obligations which we will be required to pay within the next twelve months.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twelve months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in research and development programs, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including our $150.0 million of 6% convertible subordinated debentures due February 2, 2007, will depend on many factors, including the progress we make in our drug development and pharmacogenomic programs, the magnitude of these programs, the success of our strategic research and development alliance partners in developing and commercializing drugs from existing programs and our ability to establish additional collaborative and licensing arrangements. While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products.

Minority Interest in Subsidiary

As of September 30, 2003, minority interest in subsidiary was $9.6 million. Minority interest in subsidiary is related to 454 and reflects the minority shareholders’ capitalization less a gain recognition of $3.9 million as a result of our contribution of technology to 454 in 2000, less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to continue to increase during the remainder of 2003, as 454’s expenditures associated with technology development continue to increase, and therefore, the minority interest in subsidiary is expected to continue decreasing during the remainder of 2003.

Certain Factors That May Affect Results of Operations

This report contains forward-looking statements that are subject to certain risks and uncertainties. These include statements regarding: (i) our intention to apply APB 25 to our stock-based compensation awards to employees, (ii) our ability to pay the remainder of our cash requirements under our November 2002 restructuring plan by the end of 2003, (iii) our ability to pay approximately $0.6 million of our remaining cash requirements related to the June 2003 restructuring plan by the end of 2003 and the remaining $1.0 million of our cash requirements by the end of 2008, (iv) our ability to improve the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of obesity and diabetes, oncology, inflammation, and central nervous system disorders, (v) our expectation that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, (vi) the ability of our subsidiary, 454, to commercialize products upon their development and create a future source of revenues for us, (vii) our expectation that 2003 collaboration revenues will continue to decrease significantly compared to corresponding 2002 revenues, (viii) our expectation that research and development expenses for 2003 will continue to decrease in comparison to 2002, (ix) our expectation that general and administrative expenses for 2003 will continue to decrease in comparison to 2002, (x) our expectation that interest income for 2003 will continue to decrease as cash and investment balances are utilized in the normal course of operations, (xi) our expectation that interest expense will remain relatively constant for the remainder of 2003, (xii) our expectation that during the remainder of 2003, losses attributed to the minority ownership in 454 are expected to continue to increase as compared to 2002 as 454 makes progress in developing new technologies, (xiii) our expectation that net loss for 2003 will continue to decrease as compared to 2002, (xiv) our ability to fund our operations through a combination of sources during the next twelve months and to make substantial investments in our emerging preclinical and clinical drug pipeline, and (xv) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twelve months. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: our expectation that we will incur operating losses in the near future, our stage of development as a genomics based pharmaceutical company, uncertainties of preclinical and clinical testing and trials, government regulation and healthcare reform, technological uncertainty and product development risks, product liability exposure, uncertainty of additional funding, our history of incurring losses and the uncertainty of achieving profitability, reliance on research collaborations and strategic alliances, competition, the ability of our third party manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practices, or GMP, patent infringement claims against our products, processes and technologies, our ability to protect our patents and proprietary rights and uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a more detailed description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

B.     Reports on Form 8-K

On July 25, 2003, we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing financial results for the quarter ended June 30, 2003 and revised guidance on our business and financial outlook for the remainder of the current year. In accordance with the procedural guidance in SEC Release No. 33-8216, the information in the Form 8-K and the Exhibit attached to the Form 8-K was furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Disclosure of Results of Operations and Financial Condition.”

On August 20, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that our majority-owned subsidiary, 454 Life Sciences Corporation, has obtained an exclusive license for sole use of sequencing by synthesis and pyrophosphate based sequencing for whole genome applications from Pyrosequencing AB, a global technology solutions provider for the Applied Genomics market.

On August 22, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing the submission of the whole genome sequence of adenovirus to GenBank®, the National Institutes of Health genetic sequence database by our majority-owned subsidiary, 454 Life Sciences Corporation. The submission marks the first time that a new method has been used to sequence a whole genome since Walter Gilbert and Frederick Sanger won the Nobel Prize in 1980 for the invention of DNA sequencing in 1977.

On September 5, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that the results of a study on CR002, our leading fully human preclinical antibody, were published in the September 2003 edition of the Journal of the American Society of Nephrology. The study results, which were presented at the World Congress of Nephrology meeting, demonstrated the antibody’s activity in an animal model of nephritis, or kidney inflammation. In addition, we announced that patient dosing for our leading novel protein therapeutic, CG53135, has begun as part of a Phase I clinical trial and that we expect to initiate Phase II trials for this molecule in 2004, further validating its approach.

On September 19, 2003, our majority-owned subsidiary, 454 Life Sciences Corporation, filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that it raised $20.0 million from existing shareholders. We led the investment with $16.0 million of financing, increasing our majority ownership to approximately 66%, and were joined by existing investors including Cooper Hill Partners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003	CuraGen Corporation

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