Form 10-K
period 2003-12-31
CURAGEN CORP
filed 2004-03-11
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23223

CURAGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1331400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive, 11th Floor, New Haven, Connecticut (Address of principal executive offices)	06511 (Zip Code)

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

The aggregate market value of common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) computed by reference to the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $235,673,966.

The number of shares outstanding of the registrant’s common stock as of March 1, 2004 was 49,951,600.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this report.

CURAGEN CORPORATION

FORM 10-K

PART I

Item 1.    Business

The following Business Section contains forward-looking statements, which involve risks and uncertainties. The registrant’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”.

BUSINESS

Overview

We are a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes, and central nervous system disorders. Our pipeline of therapeutics is based on internally discovered targets from the human genome that we believe play a role in important mechanisms underlying disease. We have focused our research efforts on three types of targets: targets that encode protein therapeutics, targets amenable to antibody therapeutic development and targets amenable to small molecule therapeutic development. We use internal resources to develop our protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects and Bayer AG (“Bayer”) to support small molecule projects. Currently, we have one protein therapeutic in clinical development for cancer support and a preclinical pipeline of over 15 protein, antibody and small molecule projects.

Strategy

We hope to generate value for our shareholders by focusing our resources on developing genomics-based therapeutics to improve the lives of patients. We are striving to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline.

Drug Development Approach

We have taken a systematic approach to identifying and validating the therapeutic targets we believe to be the most promising from the human genome that are both applicable and amenable to drug development. By leveraging our technology and informatics foundation, we have identified 8,000 genes, both novel and known, with the potential to be targets for therapeutic drug development. Based on disease associations in cellular and animal models, we have qualified 500 of these targets as possibly playing a role in disease. By evaluating the relative medical need, biology, speed of path to patients, and strength of intellectual property position of each of these targets, we have selected our priority projects for development. We have over 15 priority projects in animal validation or later stages of development across three therapeutic areas: protein therapeutics, antibody therapeutics, and small molecule therapeutics.

Protein Therapeutics

Proteins are molecules composed of amino acids found in the human body. There are many types of proteins, all carrying out a number of different biological functions. Protein therapeutics can treat conditions in which a person is either missing an important protein or would benefit from additional amounts of a given protein. We are applying our genomics expertise and knowledge of disease to develop protein therapeutics in four disease areas: oncology, inflammatory diseases, obesity and diabetes, and central nervous system disorders.

We have identified genes whose protein products may make suitable therapeutics, have disease associations and are potentially protected by our intellectual property position. We have implemented protocols for the production, purification and testing of our proteins, and have established cell-based assays for characterizing the therapeutic potential of these proteins. Using animal models, we currently are evaluating the activity of a number of secreted proteins as potential human therapeutics. Proteins with activity and favorable toxicity profiles are then selected for clinical development. Our first product to enter into clinical trials was CG53135 (also known as FGF-20), a protein therapeutic we discovered, which is being investigated for the treatment of oral mucositis, a side effect of patients undertaking radiation or chemotherapy for cancer treatment.

Human Monoclonal Antibody Therapeutics

Antibody therapeutics are very powerful and highly specific molecules that mimic the activity of a family of specialized naturally occurring proteins used by the body’s immune system to combat many diseases. In contrast with protein therapeutics, which supply additional protein molecules, antibody therapeutics may be used to neutralize the activity of a protein that may contribute to the onset or progression of a disease. We are applying our genomics expertise and knowledge of disease to develop antibody therapeutics primarily in oncology and inflammatory diseases. We have identified genes that make suitable targets for antibody therapeutics, have disease associations and may be protected by intellectual property rights. We are developing antibody therapeutics with our partner Abgenix, a biopharmaceutical company focused on the discovery, development and manufacturing of human therapeutic monoclonal antibodies. We believe human monoclonal antibodies are superior to other antibody therapeutics because their close resemblance to naturally occurring antibodies decreases the risk of potentially eliciting an immune response that may neutralize their effect or cause an adverse reaction. We and Abgenix are evaluating many antibody development programs and each plan on advancing the most promising into clinical development. We anticipate initiating clinical trials of our second product, CR002, which is a fully-human monoclonal antibody being investigated for the treatment of kidney inflammation.

Small Molecule Therapeutics

Small molecules are low molecular weight molecules designed to interact with specific proteins known to be involved in a given disease condition. The biggest advantage of small molecule therapeutics is that in contrast to protein therapeutics and antibody therapeutics, which are primarily administered as injectibles, they can be administered as an orally available pill. We have applied our genomics expertise and knowledge of disease to identify small molecule therapeutic targets in four disease areas: oncology, inflammatory diseases, obesity and diabetes, and central nervous system disorders. Our strategy is to partner our small molecule targets with leading companies whose small molecule expertise complements our discovery capabilities. Our obesity and diabetes disease program is partnered with Bayer. In this alliance, we intend to co-develop small molecule therapeutics to treat obesity and Type II (adult onset) diabetes and will co-commercialize resulting products. Our oncology, inflammatory diseases and central nervous system small molecule targets are available for partnering.

Disease Focus

We are focusing our discovery and development efforts on four disease areas that have large growing markets and have large unmet medical needs.

Oncology

Nearly 10 million people throughout the world are diagnosed with cancer each year. The direct and indirect medical costs to treat cancer total more than $180 billion each year, and in the United States alone, cancer takes the lives of 1,500 people on average each day. Most of our protein and antibody therapeutics are being developed to help cancer patients. Our first indication for our clinical product, CG53135, is for oral mucositis, a side effect experienced by patients undergoing cancer therapy. In addition, we are developing several preclinical protein and antibody therapeutics as cancer treatments.

Inflammatory Diseases

More than 80 million Americans suffer from major inflammatory diseases. Arthritis, various forms of respiratory inflammation and debilitating inflammatory bowel disease are a daily reality in the lives of millions of individuals. For some sufferers, surgery is an undesirable last resort. However, surgery cannot restore diseased tissue to their previously healthy state. By focusing on the underlying causes of diseases, we are making progress in developing therapeutics to treat, and in some cases, restore the damage caused by inflammatory disorders. CR002, which we anticipate to be our first antibody therapeutic to enter clinical trials, has the potential to be a promising alternative to many patients with kidney inflammation that may develop kidney failure and require kidney transplantation. In addition, we have multiple protein and antibody therapeutics in preclinical development to treat inflammatory conditions.

Obesity and Diabetes

Approximately 127 million Americans are overweight or obese and 13 million have been diagnosed with diabetes. In the United States alone, the direct and indirect costs of overweight and obesity is over $120 billion and of diabetes is over $130 billion. These conditions are reaching epidemic proportions and lead to a tremendous drain on the healthcare system. Our collaboration with Bayer for the development of small molecules for the treatment of diabetes and obesity accounts for the majority of our work in this area. The collaboration on diabetes treatment focuses on insulin secretion and insulin sensitivity. The focus of the collaboration for obesity is on satiety and peripheral metabolism. In addition to our small molecule collaboration with Bayer, we also have protein and antibody therapeutics in our pipeline for obesity.

Central Nervous System Disorders

It is estimated that up to 1.5 billion people throughout the world suffer with some form of central nervous system disorder, such as depression, schizophrenia, Alzheimer’s disease or Parkinson’s disease. Alzheimer’s disease alone leads to over a $100 billion drain to the US healthcare system. Our scientists have been examining the genetic pathways associated with both psychiatric and neurological disorders and have identified potential targets in this area. We have promising programs in central nervous system disorders in early stages of development.

Leading Products

CG53135 for oncology support

In 2003, we became one of the first genomics companies to discover, validate, and successfully advance a novel therapeutic candidate from the human genome into Phase I clinical trials when we received U.S. Food and Drug Administration (“FDA”) clearance to begin testing CG53135 in patients.

CG53135, also known as Fibroblast Growth Factor 20 (FGF-20), is a novel investigational protein therapeutic for the treatment of radiation or chemotherapy induced oral mucositis and inflammatory bowel disease. Oral mucositis is a side effect of patients undertaking radiation or chemotherapy for cancer treatment. The disease is characterized by inflammation and ulceration of the tissue lining the mouth and throat leading to bleeding, pain, and difficulty eating and drinking. In addition to leading to debilitating symptoms, oral mucositis may result in the interruption of radiation or chemotherapeutic protocols in oncology patients. Currently, there is no FDA approved therapy to treat oral mucositis. A therapeutic that could treat oral mucositis successfully would not only prevent debilitating symptoms, but also would enable cancer patients to receive the optimum dosage of radiation therapy or chemotherapy needed to fight their cancer.

CG53135 promotes proliferation of two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining the mouth and the remainder of a patient’s gastrointestinal tract. The molecule has demonstrated activity in two animal models of oral mucositis and the data for these studies was published in the journal Clinical Cancer Research in 2003. In addition, the molecule is also active in multiple animal models of inflammatory bowel disease and data for these studies was published in the journal Gastroenterology in 2002.

CG53135 is in a Phase I trial in patients with oral mucositis. Studies in other clinical indications are planned.

CR002 for kidney inflammation

CR002 is a novel fully-human monoclonal antibody with the potential to treat a potentially common form of kidney inflammation. CR002 is designed to block the activity of platelet-derived growth factor D, or PDGF-D, a target shown to play a role in kidney inflammation. CR002 is the most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix. The project is currently in preclinical development and we anticipate filing an investigational new drug application (“IND”) and initiating clinical trials of CR002. This molecule will be one of the first therapeutics aimed at treating a root cause of kidney inflammation.

Kidney inflammation typically is characterized by a loss of architecture and diminishing function that may eventually lead to kidney failure, necessitating dialysis or kidney transplantation. Kidney inflammation is usually managed clinically by the use of non-specific immunosuppressants, which have variable efficacy and debilitating side effects.

A study conducted in an animal model of kidney nephritis, published in the Journal of the American Society of Nephrology in 2003, earned us and our colleagues from Abgenix a Congress Award at the 2003 World Congress of Nephrology Meeting.

Pipeline

We have over 15 potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. Many of the INDs that we anticipate filing in the future will be identified from these programs. Each of these programs has been developed to target a mechanism believed to be causative or supportive of disease such as inflammation, proliferation and angiogenesis. The majority of our advanced antibody and protein therapeutics are in the areas of cancer and inflammation, and our small molecules are in the area of obesity and diabetes.

Collaborations

Our technology and expertise have been used in our partnerships with more than a dozen leading biotechnology and pharmaceutical companies including Biogen, Inc. (“Biogen”), Genentech, Inc. (“Genentech”), GlaxoSmithKline, Inc. (“GSK”), Hoffmann-La Roche Inc. (“Roche”) and Pfizer Inc.

In addition, we have established a pipeline of potential therapeutics by leveraging the capabilities of industry leaders to more efficiently advance our programs, reduce risk, and conserve resources. We have developed three classes of therapeutics: protein therapeutics which are developed in-house, fully-human monoclonal antibody therapeutics which are developed in collaboration with Abgenix and small molecule therapeutics for diabetes and obesity which are developed through a collaboration with Bayer.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize genomic-based antibody therapeutics using Abgenix’ XenoMouse™ technology. This six-year alliance was established initially to identify fully-human antibody therapeutic candidates primarily in oncology. Antibodies determined to have commercial product potential will be allocated between the parties for further development. Under the terms of the agreement, the developing party will pay milestone and royalty payments to the other party for products resulting from this drug development alliance. In addition, under the agreement, Abgenix purchased 837,990 shares of our common stock at a price of $17.90 per share for $15.0 million through a private placement.

In November 2000, we expanded our alliance with Abgenix to include the potential for generating fully-human monoclonal antibodies against a larger number of targets and for treating a broader range of complex diseases including autoimmune disorders. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of our common stock at a price of $34.69 per share for $50.0 million through a private placement.

Our collaboration with Abgenix has been very productive. Fully-human monoclonal antibodies have been raised against over 20 targets and many of these programs are being evaluated for advancement into cellular and animal validation. We anticipate that we will be initiating clinical development in the near future of CR002, our leading antibody therapeutic stemming from our collaboration with Abgenix and together we have eight additional antibody programs in animal studies. Our Abgenix collaboration has enabled us to leverage the resources and expertise of one of the world’s leaders in generating fully-human monoclonal antibodies and has fueled our pipeline with a total of 5 proprietary fully-human monoclonal antibodies whose development we control. Either party can terminate the agreement upon an uncured material breach of contract by the other party upon 30 days written notice. In addition, either party may terminate the agreement upon a breach of certain payment or diligence obligations by the other party if such breach continues, in the case of certain payment obligations, for 10 days and, in the case of certain diligence obligations, for 30 days, after written notice of such breach was provided by the non-breaching party.

Bayer

In January 2001, we signed two comprehensive drug discovery, evaluation, development, and co-commercialization agreements with Bayer. As part of these agreements, Bayer purchased 3,112,482 shares of our common stock at a price of $27.31 per share in a private placement totaling $85.0 million.

The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule therapeutics to treat metabolic disorders, primarily obesity and adult onset diabetes. We are to provide therapeutic targets to Bayer and grant Bayer access to our comprehensive suite of functional genomic technologies, bioinformatics and pharmacogenomic expertise to select and prioritize the resulting therapeutics. Bayer will utilize its development expertise to develop small molecule therapeutics against the targets supplied by us. Bayer is responsible under the agreement for funding all high-throughput screening, combinatorial chemistry, medicinal chemistry and pharmacology activities until a designated preclinical stage. We share expenses with Bayer related to later stage preclinical and clinical compound development. Both parties jointly fund the relevant research, development and commercialization activities. If we jointly commercialize any therapeutics resulting from this alliance with Bayer, Bayer will receive 56% of the profits associated with that therapeutic and we will receive 44%. Either party can terminate the agreement upon an uncured material breach of contract by the other party, upon 90 days written notice (30 day notice for payment breach). Bayer may terminate the agreement if there is a change in control involving us, upon providing 90 days written notice to us within 90 days. We may terminate the screening term upon a change in control of Bayer, upon providing written notice to Bayer within 90 days.

The second agreement is a broad, five-year pharmacogenomic and toxicogenomic collaboration. We are applying our functional genomic technologies and pharmacogenomics expertise to evaluate Bayer’s developmental and preclinical pipeline of pharmaceutical compounds across all disease areas. Through the efforts of this collaboration, we and Bayer expect to reduce drug development costs, reduce the time to market, and create safer and more efficacious therapeutics. Either party can terminate upon an uncured material breach of contract by the other party, upon 90 days written notice. In certain circumstances Bayer may terminate the agreement if there is a change in control involving us, upon providing written notice to us within 90 days.

Other

In addition to the above-listed alliances, we have smaller, ongoing collaborative relationships with various pharmaceutical and biotech companies. We have established relationships with more than 100 universities, academic institutions, and individual companies to gain access to disease tissue samples, disease models, and select technologies. We have successfully conducted research with, and have the potential to receive future milestones and royalties from companies including Alexion Pharmaceuticals, Inc., Biogen, DuPont/Pioneer Hi-Bred International, Inc., GSK, Genentech, Roche and its affiliate, Roche Vitamins, Inc. and Millennium Pharmaceuticals, Inc. (formerly COR Therapeutics, Inc.). At present, we do not consider these relationships either collectively or individually to be of a material nature.

Company History

We began operations in 1993, when the massive undertaking to sequence the human genome was just beginning. Our strategy was based on discovering novel ways to combat disease through an understanding of how genes and their resulting proteins function within the human genome. We developed an integrated genomics, proteomics and bioinformatics technology platform that has been used to analyze the human genome, disease models, marketed therapeutics and therapeutic candidates. This approach has led to our discovery of hundreds of disease-related genes, therapeutic targets and potential novel therapeutics. Our platform has been utilized by over a dozen biotechnology and pharmaceutical companies. These collaborations helped validate our technology and have assisted us in developing our own proprietary pipeline of potential therapeutics. We have focused our research efforts on three types of targets: targets that encode protein therapeutics, targets amenable to antibody therapeutic development, and targets amenable to small molecule therapeutic development. As our portfolio has grown, we have started developing protein therapeutics on our own, and transitioned our service-based collaborations towards more strategic research and development alliances that would enable us to leverage the expertise and resources of industry leaders to turn our antibody and small molecule targets into therapeutics. To that end, we established a strategic alliance with Abgenix for the development of fully-human monoclonal antibodies against our proprietary targets and a strategic alliance with Bayer around the development of small molecules directed against our targets in diabetes and obesity. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and increased resources for the advancement of our pipeline of protein, antibody and small molecule therapeutics into clinical development. Today, we remain one of the leading genomics-based pharmaceutical companies in the industry with a Phase I product for cancer support and a deep pipeline of protein, antibody and small molecule therapeutics.

Technology

We have assembled a comprehensive, proprietary, and large-scale platform to understand the human genome and have laid the groundwork to better understand the biology behind disease. Using this foundation, we prioritized promising programs from what we believe to be the remaining intervention points appropriate for the development of novel therapeutics. We identify pharmaceutically relevant genes and proteins and associate them with specific diseases through biological methods that include hypothesis-driven disease models, drug response models, gene and pathway mining approaches, and human genetics. We are developing a pipeline of protein, antibody, and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes and central nervous system disorders.

We have used our proprietary technology to identify the Pharmaceutically Tractable Genome (“PTG”). The PTG is the subset of human genes that we believe will make suitable therapeutic targets either because they are proteins that are shed in the blood and can be targeted by protein and antibody therapeutics, sit on cell surfaces and make suitable antibody and small molecule therapeutics, or belong to intracellular classes of proteins that can be modulated by small molecules. We have identified the roughly 8,000 genes that make up the PTG and have used this foundation to systematically determine which are the most promising ones to develop as therapeutic candidates.

We have established disease programs for the identification of novel, pharmaceutically relevant targets and the association of these targets with specific diseases through process-driven and hypothesis-driven scientific strategies. Once associated with diseases, potential therapeutic target candidates are validated through cellular assays and animal model systems. Information resulting from these efforts is comprehensively managed through our bioinformatics system which is composed of tools and databases that have been designed specifically to manage, organize, and analyze this complementary biological information.

We are a leader in the emerging field of systems biology. We have used our technologies to complete the world’s first comprehensive protein interaction map for a multicellular organism, Drosophila melanogaster. That achievement was featured on the cover of and published in the December 5, 2003 edition of Science. We also were the first to complete a proteomics map of a eukaryotic organism, yeast (Saccharomyces cerevisiae). That achievement was featured on the cover of and published in the February 10, 2000 edition of Nature. In addition, we have a proprietary set of human protein-protein interaction data. Insight into the highly complex pathways of model organisms’ protein-protein interactions, combined with our proprietary knowledge of human protein-protein interactions, enhances our ability to select promising novel targets for drug development and continues to support our preclinical and clinical development efforts through the identification of biomarkers.

Competition

Currently we face, and will continue to face, intense competition from:

•	biotechnology companies;

•	pharmaceutical companies;

•	academic and research institutions; and

•	government agencies.

We also are subject to significant competition from organizations that are pursuing strategies, approaches, technologies and products that are the same as or similar to our own. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics is highly competitive. Our competitors in the genomics area include:

•	Human Genome Sciences, Inc.;

•	Genentech, Inc.;

•	ZymoGenetics, Inc.;

•	Amgen, Inc.;

•	Incyte Pharmaceuticals, Inc.;

•	major biotechnology and pharmaceutical companies; and

•	universities and other research institutions (including those receiving funding from the federally funded Human Genome Project).

A number of our competitors are attempting to rapidly identify and patent genes and gene fragments sequenced at random, typically without specific knowledge of the function of such genes or gene fragments. If our competitors discover or characterize important genes or gene fragments before we do, it could adversely affect any of our related disease research programs. In addition, a number of competitors are producing proteins from genes and claiming both the proteins as potential therapeutics as well as claiming antibodies against these proteins. In many cases generic antibody claims are being issued by the United States Patent and Trademark Office (“USPTO”) even though competitors have not actually made antibodies against the protein of interest, or do not have cellular, animal, or human data to support the use of these antibodies as therapeutics. These claims on proteins as therapeutics and such claims covering all antibodies against the proteins and methods of use in broad human indications are being filed at a rapid rate, and some number of these claims have issued and may continue to issue. We expect that competition in genomics research will intensify as technical advances are made and become more widely known. The competition listed above was selected based upon identifying those companies that we feel have business models that are similar to ours.

Intellectual Property

Our business and competitive position depend on our ability to protect our genomic technologies, gene sequences, the proteins they encode, antibodies raised against them, other products, information systems and proprietary databases, software and other methods and technology. We continually file patent applications for our proprietary methods and devices for sequencing, gene expression analysis, discovery of biological pathways and drug screening and development. As of the date of this report, we had approximately 790 patent applications pending covering genes and gene transcripts, the proteins they encode, antibodies raised against them, methods of use of therapeutic proteins or antibodies and the use of gene targets for small molecular screening, as well as for our products, processes and technologies with the USPTO, as well as numerous corresponding international and foreign patent applications. As of the date of this report, we had been issued approximately 50 patents with respect to aspects of our gene portfolio, products, processes and technologies.

In 2001, the USPTO issued new guidelines for patent applications reflecting its current policy regarding statutory written description and utility requirements for patentability. The implementation of these new guidelines may cause the USPTO initially to reject some of our pending new gene and protein patent applications. Although we believe that we will overcome such rejections to any of our new gene and protein cases, there is no guarantee that the USPTO will approve them. We strive especially to gain issued patents for our commercially important genes and proteins. The new guidelines are not expected to impact pending cases directed to technology platforms.

CuraGen® and other trademarks of CuraGen Corporation mentioned in this report are the property of CuraGen Corporation. Trademarks of 454 Life Sciences Corporation mentioned in this report are the property of 454 Life Sciences Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

454 Life Sciences Corporation

In June 2000, we announced the formation of 454 Life Sciences Corporation (“454”). This majority-owned subsidiary was initially funded with $40.0 million primarily from investors including us, Soros Fund Management, L.L.C., Cooper Hill Partners, L.L.C., and members of our senior management team. In September 2003, 454 secured an additional $20.0 million in equity financing from us and several existing shareholders, including Cooper Hill Partners L.L.C., to initiate commercialization of 454’s product offering. This second round of financing increased our ownership from 60% to 66%.

454 is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis.

In August 2003, 454, utilizing its proprietary platform, submitted the whole genome sequence of an adenovirus to GenBank®, the National Institutes of Health genetic sequence database. The submission marked the first time that a new method has been used to sequence a whole genome since Walter Gilbert and Frederick Sanger won the Nobel Prize in 1980 for the invention of DNA sequencing in 1977.

454’s technology platform is based on the application of massively parallel approaches to every step of the sequencing process: sample preparation, DNA sequencing, basecalling, sequence assembly and bioinformatic analysis. This approach, combined with the use of advanced nanotechnology, reduces cost and throughput roadblocks to efficient whole genome analysis. It is our goal to allow entire genomes to be analyzed without the cost and time restrictions normally associated with scaling up current methods of DNA sequencing in large facilities.

Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral and bacterial organisms. Instead of looking for biologically meaningful regions in one bacterial genome, researchers will have at their disposal multiple strains of an organism for comparison. This will provide information about new pathogens, drug resistant strains and variations in host-pathogen interactions as mutation of pathogens occurs. Currently, 454 is focusing on the analysis of viruses and bacteria. 454 anticipates that it will begin scaling its technology to analyze bacteria, fungi, larger model organisms, human DNA, and other genomic applications during 2004. 454 plans to sell both genomic analysis services and complete genomic analysis systems including instrumentation, reagents and software to end-users.

The operations of 454 are run by a separate management team and governed by a Board of Directors made up of members of our management team and Board of Directors. 454 has also established a Scientific Advisory Board that is comprised of an elite group of scientists in the fields of whole genome sequencing, infectious disease, human genetics, chemical engineering and bioinformatics. As this new technology is commercialized and its applications across the life sciences industry become accepted, we anticipate that 454 will contribute revenue to the consolidated entity. See Note 12 to our consolidated financial statements for segment reporting.

Government Regulation

Prior to the marketing of any new therapeutic developed by us, or by our collaborators, that new therapeutic must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

The process for new drug approval has many steps, including:

Investigational new drug application (“IND”).    During the pre-clinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. All clinical trials must be conducted in accordance with good clinical practices, (“GCPs”). In addition, an Institutional Review Board, (“IRB”), comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the study. The IRB also continues to monitor the study for any safety issues. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense. The IND must contain the following:

•	the results of pre-clinical experiments;

•	how, where and by whom the new clinical studies will be conducted;

•	the chemical structure of the compound, or the sequence of a protein or antibody therapeutic;

•	the mechanism by which it is believed to work in the human body;

•	any toxic effects of the compound found in the animal studies; and

•	how the compound, protein therapeutic or antibody therapeutic is manufactured.

Clinical trials.    Clinical trials are typically conducted in three sequential phases, which could possibly overlap. The FDA monitors the progress of each phase and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.

New drug application (“NDA”).    After the completion of the clinical trial phases, and with considerable interaction with the FDA, a company prepares an NDA for submission to the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials.

The FDA does a preliminary review of all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has specified time frames in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

Marketing approval.    If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies (Phase IV) to evaluate long-term effects.

Phase IV clinical trials and post marketing studies.    In addition to studies requested by the FDA after approval, additional studies are conducted to explore new indications. The purpose of these trials and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

Approvals in European Union (“EU”).    In 1993, the EU established a system for the registration of medicinal products in the EU and under that system, marketing authorization may be submitted at either a centralized or decentralized level. The centralized procedure is administered by the European Agency for the Evaluation of Medicinal Products. This procedure is mandatory for the approval of biotechnology products and is available at the applicant’s option for other innovative products. The centralized procedure provides, for the first time in the EU, for the granting of a single marketing authorization that is valid in all EU member states. A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the mandatory centralized procedure, under a decentralized procedure. The decentralized procedure creates a new system for mutual recognition of national approvals and establishes procedures for coordinated EU action on product suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more member states, certifying that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each member state must decide whether or not to recognize the approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. If such disputes cannot be resolved within the 90-day period provided for review, the application will be subject to a binding arbitration procedure at the request of the applicant. Alternatively, the application may be withdrawn.

Approvals outside of the United States and EU.    Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

We have received FDA clearance to conduct clinical trials for CG53135, a potential protein therapeutic for the treatment of oral mucositis in cancer patients that are undergoing chemotherapy and radiotherapy. None of our product candidates have been approved for commercialization in the United States or elsewhere. We, or any of our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for some products. Failure by us, or our collaborators, to obtain required governmental approvals will delay or preclude our collaborators or us from marketing therapeutics or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

In February 2004, the FDA granted us orphan drug designation on CG53135, for the treatment of radiation induced oral mucositis. The Orphan Drug Act of 1983 is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States at the time of application. Further criteria include the ability of the product to address an unmet medical need where no approved treatment option exists or provide significant benefit over available treatments. Orphan drug designation, granted by the FDA’s Office of Orphan Products Development, provides us with a number of potential benefits for CG53135. Orphan drug designation may result in seven years of market exclusivity in the United States upon FDA product approval, provided that the sponsor company continues to meet certain conditions established by the FDA. Upon marketing authorization and during the period of market exclusivity, the FDA does not accept or approve other applications to market the same medicinal product for the same therapeutic indication. Other incentives provided by orphan designation include protocol assistance and eligibility for research and development support. Protocol assistance includes regulatory assistance and reduced filing fees, as well as advice on the conduct of clinical trials.

Our research and development activities involve the controlled use of hazardous materials, chemicals and controlled substances. We are subject to federal, state and local laws and regulations governing the acquisition, use, storage, handling and disposal of such materials and certain waste products.

Available Information

We were incorporated in Delaware in November 1991. Our principal executive office is located at 555 Long Wharf Drive, 11th Floor, New Haven, Connecticut 06511. Our telephone number is (203) 401-3330. We maintain a web site on the Internet at http://www.curagen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These documents are also available in the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and in addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Employees

As of December 31, 2003, we and 454 had 327 full and part-time employees, 149 of whom hold Ph.D., M.D. or J.D. degrees. Our employees include engineers, physicians, molecular biologists, chemists, lawyers and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

Item 2.    Properties

We maintain our administrative offices along with research facilities at locations in both Branford and New Haven, Connecticut. At December 31, 2003, we leased a total of approximately 166,000 square feet at all locations. Our leases are for original terms of two to six years, and generally provided for renewal options for terms of up to five years. Currently, we are attempting to sub-lease approximately 20,000 square feet of unoccupied office space at our New Haven facility. This space is unoccupied as a result of our corporate restructurings in late 2002 and mid 2003, and is not suitable to be built-out as laboratory space. In January 2004, we entered into a five-year lease agreement for an additional 20,000 square foot research facility in Branford to allow us to further our pipeline efforts.

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

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CRGN”. The following table sets forth, for the periods indicated, the low and high sales prices per share for our common stock, as reported by the Nasdaq National Market:

	2003
	Low	High
Quarter Ended March 31, 2003	$3.02	$5.25
Quarter Ended June 30, 2003	4.01	7.04
Quarter Ended September 30, 2003	3.81	6.37
Quarter Ended December 31, 2003	5.00	7.86

	2002
	Low	High
Quarter Ended March 31, 2002	$13.87	$22.20
Quarter Ended June 30, 2002	4.56	16.09
Quarter Ended September 30, 2002	3.82	7.20
Quarter Ended December 31, 2002	3.40	5.58

On March 1, 2004, the closing price of our common stock on the Nasdaq National Market was $6.88 per share.

Stockholders

As of March 1, 2004, there were approximately 220 stockholders of record of our common stock and, according to our estimates, 10,385 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2003 are derived from our consolidated balance sheets as of December 31, 2003 and 2002 and the related audited consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years ended December 31, 2003, 2002 and 2001 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2001, 2000 and 1999 and the consolidated statements of operations data for each of the two years in the periods ended December 31, 2000 and 1999 have been derived from our related financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$6,918	$18,246	$23,475	$20,838	$15,104
Total operating expenses	86,597	115,591	84,680	55,195	41,954
Loss from operations	(79,679)	(97,345)	(61,205)	(34,357)	(26,850)
Net loss	(74,497)	(90,403)	(42,912)	(26,978)	(25,763)
Net loss per share	(1.51)	(1.85)	(0.89)	(0.70)	(0.89)
Weighted average number of common shares outstanding	49,335	48,942	48,208	38,748	28,802

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$343,641	$414,809	$508,349	$477,031	$76,375
Working capital	326,310	404,211	496,131	462,543	67,890
Total assets	376,957	448,529	538,701	499,163	93,894
Total long-term liabilities	151,500	150,263	152,297	154,907	8,410
Accumulated deficit	289,492	214,995	124,592	81,680	54,702
Stockholders’ equity	197,681	271,504	355,945	311,610	74,998
Cash dividends declared per common share	None	None	None	None	None

Deficiency of Earnings Available to Cover Fixed Charges:

The following table sets forth our consolidated deficiency of earnings available to cover fixed charges for each of our five most recent fiscal years.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Deficiency of earnings available to cover fixed charges (1) (2)	$(80,634)	$(95,793)	$(47,968)	$(28,706)	$(25,763)

(1)	Earnings were inadequate to cover fixed charges. We needed additional earnings, as indicated by the deficiency of earnings available to cover fixed charges for each of the periods presented above, to achieve a ratio of earnings to fixed charges of 1.0x.
(2)	The deficiency of earnings available to cover fixed charges is computed by subtracting fixed charges from earnings before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense plus that portion of net rental expense deemed representative of interest.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes, and central nervous system disorders. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

We have taken a systematic approach to identifying and validating the most promising therapeutic targets from the human genome that are both applicable and amenable to drug development. We use internal resources to develop our protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects and Bayer AG (“Bayer”) to support small molecule projects.

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of protein, antibody and small molecule therapeutics into clinical development. In 2003, we received U.S. Food and Drug Administration (“FDA”) clearance to conduct Phase I clinical trials for CG53135, a potential protein therapeutic for the treatment of oral mucositis in cancer patients that are undergoing chemotherapy and radiotherapy. CR002, which is the most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, is currently in preclinical development and we anticipate filing an investigational new drug application (“IND”) for, and initiating clinical trials of, CR002 in the near future. CR002 is a novel fully-human monoclonal antibody with the potential to treat a form of kidney inflammation that if left untreated could progress to kidney failure. In addition to CG53135 and CR002, we have over 15 potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. Many of the INDs that we anticipate filing in the future will be identified from these programs.

To enable us to focus on our pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in June 2000. This majority-owned subsidiary is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis. Currently, 454 is focusing on the analysis of viruses and bacteria and anticipates that it will begin scaling its technology to analyze bacteria, fungi, larger model organisms, human DNA, and other genomic applications during 2004. 454 plans to sell both genomic analysis services and complete genomic analysis systems, including instrumentation, reagents and software to end-users.

We expect to generate value for our shareholders by focusing our resources on developing genomics-based therapeutics to improve the lives of patients. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: interest income; payments under various collaboration agreements to the extent milestones are met; royalty payments from collaborators under existing or future arrangements (to the extent that we enter into any future arrangements); and 454 service and product revenue (which is expected in 2004, as 454’s technology is commercialized and its applications across the life sciences industry become accepted).

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates, and as 454 focuses on the continued development and commercialization of its technology for whole genome analysis. Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through various studies that a product is both effective and safe for use in humans. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued and increasing losses over the next several years, unless we are able to realize additional revenues under existing or new collaboration agreements or through 454’s sales of genomic analysis services and/or complete genomic analysis systems. The timing and amounts of such revenues, if any, cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

The 2002 and 2001 consolidated financial statements have been reclassified to conform to the classifications used in 2003. All dollar amounts in tabular presentations are shown in thousands, unless otherwise noted.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from our estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe the following to be our critical accounting policies and uses of estimates:

Research and development expenses.    Research and development costs have been our most significant costs to date and primarily include personnel costs, supplies and reagents, clinical trial related costs such as contractual services and manufacturing costs, depreciation of lab equipment and allocated facility costs. Such costs are charged to research and development expenses as incurred unless recoverable under contract. Our research and development expenses also include accruals for clinical trial related costs such as contractual services and current manufacturing costs. At each period end, we estimate the costs incurred to date but not yet invoiced, and we analyze the progress of these services based upon information received from the supplier when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be used in determining the related accruals in any accounting period. Actual results could differ significantly from our estimates under different assumptions.

Revenue recognition.    We have entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Collaboration revenue is recognized based upon defined metrics of completion that include percentage of completion milestones, and project specific initiatives as defined in each of the respective research plans. The defined metrics are reviewed internally each month to determine the work performed, whether deliverables have been accepted by the collaborator and the appropriate revenue to be recognized. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partner and us. Collaboration revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative partner. Deferred revenue arising from payments received from collaborative research agreements is recognized as income when earned.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002	$ Change	% Change
Collaboration revenue	$6.9	$18.2	$(11.3)	(62)%
Research and development expenses	64.5	81.6	(17.1)	(21)%
General and administrative expenses	19.2	22.9	(3.7)	(17)%
Restructuring and related charges	2.9	11.0	(8.1)	(74)%
Interest income	8.9	11.7	(2.8)	(24)%
Interest expense	9.8	10.2	(0.4)	(4)%
Income tax benefit	0.4	1.5	(1.1)	(73)%
Minority interest in subsidiary loss	5.7	3.9	1.8	47%
Net loss	74.5	90.4	(15.9)	(18)%

Collaboration revenue.    The decrease in collaboration revenue for the year ended December 31, 2003 was primarily a result of a decline in revenue recognized from the Abgenix strategic alliance. Also reflected in the decrease was the on-going change in our business strategy, which is to establish strategic research and development alliances with companies for the co-development and co-commercialization of therapeutics from our development pipeline, rather than focusing on short-term revenue generating service-based collaborations. In addition, during 2002 the setup phase of the Bayer alliance was completed and we received a related milestone payment, resulting in a transition to the production phase of that alliance. We expect that 2004 collaboration revenue will remain fairly constant as compared to 2003, reflecting continued progress of the Bayer alliance and various other collaborations, as well as the inclusion of nominal revenues expected from the commercialization of 454’s new technology.

Research and development expenses.    The decrease in research and development expenses for the year ended December 31, 2003 was primarily due to implementation of corporate restructuring plans in late 2002 and mid 2003, intended to reduce overall costs and focus resources on prioritizing, selecting and advancing our most promising drug candidates. We anticipate that research and development expenses, particularly with respect to our preclinical and clinical trials, will increase in 2004 as we continue to advance our pipeline of protein, antibody, and small molecule therapeutics and as expenses increase in preparation for, and in connection with, the expected commercialization of 454’s technology.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2003 decreased primarily due to the implementation of corporate restructuring plans. Additionally, lower intellectual property expenses are indicative of the shift in our focus from early-stage discovery efforts to the advancement of our therapeutic development efforts. General and administrative expenses are expected to increase slightly in 2004.

Restructuring and related charges.    Restructuring and related charges of approximately $2.9 million were incurred in the second quarter of 2003 as a part of our June 2003 corporate restructuring plan which was intended to focus resources on continuing to advance our pipeline of therapeutics into preclinical and clinical development. In connection with the 2003 restructuring plan, we incurred $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2003. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.4 million were paid prior to December 31, 2003. The remaining cash requirements of $1.3 million will be paid through the end of 2008. The components of our 2002 restructuring charges are set forth on page 19.

Interest income.    Interest income for the year ended December 31, 2003 decreased primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003. We earned an average yield of 2.3% in 2003 as compared to 2.7% in 2002. During 2004, we anticipate that interest income will increase as compared to 2003, as a result of the receipt of net proceeds of approximately $97.0 million from our 4% convertible subordinated notes due 2011, which we issued on February 17, 2004, offset by the utilization of cash and investment balances in the normal course of operations. In 2004 we expect the yields in our investment portfolio to be consistent with 2003. However, in the event that in 2004 we use a portion of the net proceeds of the debt offering due 2011 to repay our existing debt due 2007, our anticipation of an increase in interest income for 2004 will differ accordingly.

Interest expense.    We expect a significant increase in interest expense during 2004, attributable to interest to be paid semi-annually to the holders of our $100.0 million of 4% convertible subordinated notes due 2011, which we issued on February 17, 2004.

Income tax benefit.    For the year ended December 31, 2003, the income tax benefit decrease was a result of the decline in various expenses which qualified for the annual research and development credit as a result of the corporate restructuring plan, primarily personnel costs, supplies and reagents, and intellectual property expenses. We recorded the income tax benefit as a result of Connecticut legislation, which allowed companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing the credit carryforward. In addition, due to 454’s focus on revenues to be realized in the short term, 454 elected not to request a cash refund for 2003, but instead elected to continue to carry forward the credit.

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2003 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) increased primarily due to 454’s additional efforts to advance its technology. During 2004, losses attributed to the minority ownership in 454 are expected to remain fairly constant as compared to 2003, as 454 continues to make progress towards commercializing and developing new technologies.

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2002 and 2001 (in millions):

	2002	2001	$ Change	% Change
Collaboration revenue	$18.2	$23.5	$(5.3)	(23)%
Research and development expenses	81.6	65.9	15.7	24%
General and administrative expenses	22.9	18.8	4.1	22%
Restructuring and related charges	11.0	—	11.0	N/A
Interest income	11.7	23.8	(12.1)	(51)%
Interest expense	10.2	10.6	(0.4)	(4)%
Income tax benefit	1.5	3.6	(2.1)	(58)%
Minority interest in subsidiary loss	3.9	1.5	2.4	160%
Net loss	90.4	42.9	47.5	110%

Collaboration revenue.    The decrease in collaboration revenue for the year ended December 31, 2002 reflected a change in our business strategy which is to establish strategic research and development alliances with companies for the co-development and co-commercialization of therapeutics from our development pipeline, rather than focusing on short-term revenue generating service-based collaborations. The decline in collaboration revenue can also be attributed to the completion in 2001 of various short-term service-based collaborations including GlaxoSmithKline, Inc. and Millennium Pharmaceuticals, Inc. (formerly COR Therapeutics, Inc.). The decrease in collaboration revenue was also a result of the progression of the Bayer alliance during 2002 from the set-up phase to the production phase, offset by additional revenue recognized from the Abgenix strategic alliance.

Research and development expenses.    The increase in research and development expenses for the year ended December 31, 2002 was primarily attributable to increased internal research efforts and our obligations to fulfill research requirements under existing collaborations and strategic alliances, which included payments for contractual services, increased equipment depreciation expense and additional personnel costs.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2002 increased primarily due to legal expenses in support of the development of our intellectual property portfolio and additional personnel costs.

Restructuring and related charges.    Restructuring and related charges of approximately $11.0 million were incurred in 2002 as a part of our restructuring plan which was intended to reduce costs and focus resources on prioritizing, selecting and rapidly advancing our most promising drug candidates. In connection with this restructuring plan, we incurred $1.8 million related to employee separation costs and $1.1 million of asset impairment costs related to equipment no longer in service. The employee separation costs were recorded under SFAS 146 and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2002. The cash requirements under the restructuring plan were $1.9 million, of which $1.2 million were paid prior to December 31, 2002, and the remaining cash requirements of $0.7 million were paid by the end of 2003.

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

Interest income.    Interest income for the year ended December 31, 2002 decreased primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2002. We earned an average yield of 2.7% in 2002 as compared to 4.0% in 2001.

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2002 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) increased primarily due to 454’s additional personnel costs, increased purchases of laboratory supplies, increased equipment depreciation expense and payments for consulting and contractual services as a result of the continued development of their technology platform.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through public equity offerings, private placements of equity securities, convertible subordinated debt offerings, revenues received under our collaborative research agreements and government grants, capital leases and exercises of stock options. As of December 31, 2003, we had recognized $106.0 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At December 31, 2003, our gross investment in lab and office equipment, computers, land and leasehold improvements was $47.4 million, and equipment with a gross book value of $2.3 million secured our capital lease facilities. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

Cash and investments.    The following table depicts the components of our operating, investing and financing activities for the year ended December 31, 2003, using the direct cash flow method (in millions):

Cash received from collaborators	$7.3
Cash paid to suppliers and employees	(69.9)
Restructuring and related charges paid	(2.1)
Interest income received	8.9
Interest expense paid	(9.1)
Income tax benefit received	2.7

Net cash and investments used in operating activities	(62.2)

Cash paid to acquire property and equipment, net of sales proceeds	(6.9)
Cash paid to acquire intangible assets	(3.6)

Net cash and investments used in investing activities	(10.5)

Cash paid for principal portion of capital leases	(1.6)
Cash received from outside investors, net of stock issuance costs	3.5
Cash received from employee stock option exercises and restricted stock grants	1.4

Net cash and investments provided by financing activities	3.3

Unrealized loss on marketable securities	(1.8)

Net decrease in cash and investments	(71.2)
Cash and investments, beginning of period	414.8

Cash and investments, end of period	$343.6

The decrease in cash and investments for 2003 was primarily a result of additional operating losses in support of our research and development activities and acquisitions of additional property and equipment and intangible assets, offset by proceeds received in 454’s equity financing from several existing minority shareholders.

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

Future Liquidity

Sources of Liquidity.    During 2004, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; collaboration revenue; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity.    Throughout 2004, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: personnel costs; supplies and reagents; clinical trial related costs such as contractual services and manufacturing costs; interest expense related to payments made to the holders of our convertible subordinated debt issued in February 2000 and February 2004; and capital expenditures. These costs will be incurred primarily in connection with the following preclinical and clinical efforts: ongoing clinical trial costs and anticipated Phase II manufacturing costs on our protein therapeutic CG53135 in the area of oral mucositis; costs related to our manufacturing agreement with Abgenix for CR002; toxicology costs to support our planned submission of an IND for CR002; preclinical and clinical costs in connection with the use of our protein therapeutic CG53135 to treat alternative clinical indications; and legal expenses in support of the continued protection of our intellectual property portfolio. We anticipate that we will also incur significant capital expenditures in 2004, primarily for the expansion of our existing protein production laboratory facilities, in addition to the purchase of equipment and leasehold improvements at both our and 454’s research facilities and administrative offices.

Contractual Obligations

The following table represents our consolidated contractual obligations as of December 31, 2003:

	Payments Due Year Ended December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations (1) (5)	$150,000	$—	$—	$—	$150,000	$—	$—
Interest on convertible subordinated debt (1) (5)	31,500	9,000	9,000	9,000	4,500	—	—
Capital leases (2)	208	208	—	—	—	—	—
Operating leases (2)	7,340	2,236	1,949	1,586	1,221	300	48
Purchase commitments (3)	3,581	3,581	—	—	—	—	—
Other long-term liabilities (4)	1,500	—	500	500	500	—	—

Total	$194,129	$15,025	$11,449	$11,086	$156,221	$300	$48

(1)	Refer to Note 7 and Note 13 to our consolidated financial statements for additional discussion.
(2)	Refer to Note 3 to our consolidated financial statements for additional discussion.
(3)	Includes commitments for capital expenditures and contractual services, but excludes amounts included on our balance sheet as liabilities and certain purchase obligations as discussed below.
(4)	Refer to Note 11 to our consolidated financial statements for additional discussion.
(5)	On February 17, 2004, we completed an offering of $100.0 million of 4% convertible subordinated notes due 2011 and received net proceeds of approximately $97.0 million. In February 2004, we also repurchased $20.0 million of our existing 6% convertible subordinated debentures due 2007. We will pay cash interest of $2.0 million on the notes on February 15 and August 15 of each year, beginning on August 15, 2004. Refer to Note 13 to our consolidated financial statements for additional discussion.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Purchase obligations for supplies and reagents are not included in the table above, as our purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current operating needs and are fulfilled by our vendors within short time periods. We do not have significant agreements for the purchase of supplies and reagents specifying minimum quantities or set prices. Additionally, we have entered into agreements for contractual services primarily relating to the manufacturing costs of our protein therapeutic CG53135, and our fully-human monoclonal antibody CR002, and have included these amounts in purchase commitments above.

On February 17, 2004, we completed an offering for $100.0 million of 4% convertible subordinated notes due February 15, 2011, and received net proceeds of approximately $97.0 million. Depending on market and other conditions, from time to time, we may repurchase a portion of the existing notes in open market purchases, in privately negotiated transactions, or otherwise. In addition, we also may use net proceeds for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use such funds effectively could have a material adverse effect on our business, results of operations and financial condition. In February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of our remaining $130.0 million of 6% convertible subordinated debentures due February 2, 2007 and our $100.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

We received federal grants during 1999 and earlier years, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

During 1995 to 1998, we also received two grants from Connecticut Innovations, Inc. (“CII”) in the amounts of $0.5 million and $0.2 million. The term of the $0.5 million grant is January 4, 1995 to December 31, 2004, and the term of the $0.2 million grant is February 1, 1995 to January 31, 2005. We could be required to repay 100% of these amounts if during the terms of the respective grants (i) we breach and fail to cure a material covenant, (ii) a we fail to cure any of our material representations or warranties that become untrue, (iii) we become bankrupt or insolvent or liquidate our assets, or (iv) we are required to repay the federal grants to which the CII grants relate. In addition, we could be required to repay up to 200% of the amounts of the CII grants if we cease to have a “Connecticut presence,” during the terms of the respective grants.

Income Taxes

For income tax purposes, we do not file consolidated income tax returns with 454. We and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$321,603	2007 to 2023	$286,604	2004 to 2023
454	$28,517	2020 to 2023	$28,203	2020 to 2023

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$12,619	2008 to 2023	$9,737	2013 to 2018
454	$1,146	2020 to 2023	$1,219	2016 to 2018

Minority Interest in Subsidiary

As of December 31, 2003, minority interest in subsidiary was $8.2 million. Minority interest in subsidiary is related to 454 and reflects the minority shareholders’ capitalization, less a gain recognition of $3.9 million as a result of our contribution of technology to 454 in 2000, and less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to remain fairly constant during 2004, as 454 continues to make progress towards commercializing and developing new technologies.

Recently Enacted Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. The provisions of FIN No. 46 became effective for financial statements issued after January 31, 2003 and the adoption of FIN No. 46 did not have a material effect on our financial statements. In December 2003, the FASB issued FIN No. 46(R) which clarifies rules for consolidation of special purpose entities. We have evaluated the provisions of this interpretation, and we do not believe it will have an impact on our financial statements.

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

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132R (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”. SFAS 132R amends the disclosure requirements of SFAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement was effective in 2003 and did not have an impact on our financial statements.

RISK FACTORS

Risks Related to Our Business

Because our business strategy is still largely untested, we do not know whether we will be able to commercialize any of our products or to what extent we will generate revenue or become profitable.

We do not know whether we can implement our business strategy successfully because we are in the early stages of development. Initially, we set out to find as many genes and their related functions as possible and are now using that information to develop our own therapeutic products. This strategy is largely untested. Other companies first target particular diseases and try to find cures for them, have a limited number of genes and proteins of potential therapeutic interest, or rely on other more proven strategies. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate revenue. We have not completed development of any product based on our genomics research. Although our first potential product has entered clinical trials, we cannot be certain that this or any future products will receive marketing approval. If we are unable to commercialize products, we may not be able to recover our investment in our product development efforts.

Because clinical trials for our products will be expensive and protracted and their outcome is uncertain, we must invest substantial amounts of time and money that may not yield viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that such product is both effective and safe for use in humans. We will incur substantial expense for, and devote a significant amount of time to, these studies.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study, as well as the difficulty in enrolling patients in each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials;

•	institutional review board delays at institutions assisting us with our clinical trials; and

•	government or regulatory delays.

Studies that we conduct, or studies which third parties conduct on our behalf, may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Regulatory authorities may not permit us to undertake any additional clinical trials. The clinical trial process may be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies ultimately will be sufficient for marketing approval by the FDA.

We have only one product in clinical development and our other products are in preclinical development. None of these products may demonstrate sufficient effectiveness or safety to obtain the requisite regulatory approvals required for initiation or continuation of clinical studies or obtaining marketing approval.

Because we have limited experience in developing, commercializing and marketing products, we may be unsuccessful in our efforts to do so.

Currently, we are developing several potential pharmaceutical products, and such products will require significant research and development and preclinical testing, and will require extensive clinical testing prior to our submitting any regulatory application for their commercial use. Although we are conducting human studies with respect to one product, we have limited experience with these activities and may not be successful in developing or commercializing these or other products. These activities, if undertaken without the collaboration of others, will require the expenditure of significant funds. Such potential pharmaceutical products will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. Even if we complete such studies, our ability to develop and commercialize products will depend on our ability to:

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

As a result of these possibilities, we may not be able to develop through our research and development activities any commercially viable products. We cannot be certain that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA. If we are not successful in identifying products that we can develop commercially, we may be unable to recover the large investment we have made in research, development and manufacturing. In addition, should we choose to develop pharmaceutical products internally, we will have to make significant investments in pharmaceutical product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the current good manufacturing practices (“cGMPs”) of the FDA. Any potential products developed by our licensees will be subject to the same risks.

We do not have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

We depend on a limited number of suppliers and depend on them to manufacture and supply critical components of our development and clinical programs.

Currently, we contract with third-party manufacturers or develop products with partners and use the partners’ manufacturing capabilities. As we use others to manufacture our products, we depend on those parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

We depend on third-party research organizations to design and conduct our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. As we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request.

Because neither we nor any of our collaborative partners have received marketing approval for any product resulting from our research and development efforts, and may never be able to obtain any such approval, we may not be able to generate any product revenue.

All the products being developed by our collaborative partners also will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaborative partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaborative partners may need to address a number of technical challenges successfully in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

We may be unable to manufacture or obtain sufficient quantities of our products and ensure their proper performance and quality.

Biopharmaceuticals must be produced under the cGMPs of the FDA. We do not have facilities capable of manufacturing drug products under cGMPs and must outsource any such production. We are devoting resources to establishing our own manufacturing capabilities to support development and preclinical activities and are contracting with third-party vendors for the manufacture of materials for use in humans. We may be unable to contract successfully for cGMPs manufacture of any products and may be unable to obtain required quantities of our products economically. We may not be able to obtain capacity to produce a sufficient amount of commercial product to meet our commercial and clinical development needs. Failure to meet the demand for product may adversely affect our ability to continue to market the product.

Compliance with government regulation is critical to our business and failure to satisfy regulatory requirements could impair our business.

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory review process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if the FDA approves our products, we will still need to obtain institutional review board approval, which may involve additional delays. The rate of completion of clinical trials depends upon, among other factors, the enrollment of patients. Patient enrollment is a function of many factors, including:

•	timing and restriction of institutional review board approval;

•	the size of the patient population;

•	proximity of patients to clinical sites;

•	eligibility criteria for the study;

•	time commitment of a patient to the study; and

•	existence of competitive clinical trials.

We have not had any of our product candidates receive approval for commercialization in the United States or elsewhere. Neither we nor our collaborators may be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure by us or our collaborators to obtain required governmental approvals will delay or preclude our collaborators or us from marketing drugs developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with cGMPs reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the United States.

We rely significantly on our collaborative partners, and our business could be harmed if we are unable to maintain strategic alliances.

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix and Bayer, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach, terminate or not renew their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated.

We depend on attracting and retaining key employees.

We are highly dependent on the principal members of our management and scientific staff, including Jonathan M. Rothberg, Ph.D., our Chief Executive Officer, President and Chairman of the Board; David M. Wurzer, Executive Vice President and Chief Financial Officer; Christopher K. McLeod, Executive Vice President; Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer; and Richard F. Begley, Ph.D., President and Chief Executive Officer of 454. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We entered into employment agreements with all of the principal members of our management and scientific staff that bind them to a specific term of employment. We maintain key person life insurance on the life of Dr. Rothberg in the amount of $2.0 million. Our future success also will depend in part on the continued services of our key scientific and management personnel and our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

We depend on academic collaborators, consultants and scientific advisors.

We have relationships with collaborators and consultants at academic and other institutions who conduct research at our request. These collaborators and consultants are not our employees. Substantially all of our collaborators and consultants are employed by employers other than us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. As a result, we have limited control over their activities and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes and biological pathways involved in human disease and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. We may not be able to negotiate additional acceptable collaborations with collaborators or consultants at academic and other institutions.

Our academic collaborators, consultants and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our academic collaborators, consultants and scientific advisors sign agreements which provide for confidentiality of our proprietary information and of the results of studies. We may not be able to maintain the confidentiality of our technology and other confidential information in connection with every academic collaboration or advisory arrangement, and any unauthorized dissemination of our confidential information could materially adversely affect our business, financial condition and results of operations. Further, any such collaborator, consultant or advisor may enter into an employment agreement or consulting arrangement with one of our competitors.

Competition in our field is intense and likely to increase.

We face, and will continue to face, intense competition from one or more of the following entities:

•	biotechnology companies;

•	pharmaceutical companies;

•	academic and research institutions; and

•	government agencies.

We also are subject to significant competition from organizations that are pursuing approaches, technologies and products that are the same as, or similar to, our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of genomics, protein therapeutics, and fully-human antibodies generally is highly competitive. Our competitors include:

•	Human Genome Sciences, Inc.;

•	Genentech, Inc.;

•	ZymoGenetics, Inc.;

•	Amgen, Inc.;

•	Incyte Pharmaceuticals, Inc.;

•	major biotechnology and pharmaceutical companies; and

•	universities and other non-profit research organizations.

A number of organizations are attempting to rapidly identify and patent genes and gene fragments sequenced at random, typically without specific knowledge of the function of such genes or gene fragments. If our competitors discover or characterize important genes or gene fragments before we do, it could adversely affect our ability to commercialize our products. We expect that competition in genomics research, protein therapeutics, and therapeutic antibodies will intensify as technical advances are made and become more widely known. In addition, a number of competitors are producing proteins from genes and claiming both the proteins as potential therapeutics as well as claiming antibodies against these proteins. In many cases generic antibody claims are being issued by the United States Patent and Trademark Office (“USPTO”) even though competitors have not actually made antibodies against the protein of interest, or do not have cellular, animal, or human data to support the use of these antibodies as therapeutics. These claims on proteins as therapeutics and these claims covering all antibodies against the proteins and methods of use in broad human indications are being filed at a rapid rate, and some number of these claims have issued and may continue to issue. In addition, purified proteins, therapeutic data, and antibodies, including polyclonal antibodies, mouse monoclonal antibodies and, in some cases, fully-human monoclonal antibodies, are being generated against a large number of targets within the human genome. All of these activities may make it difficult to commercialize products, or, if licenses are made available, may make the royalty burden on these products so high as to prevent commercial success.

We may engage in acquisitions that are unsuccessful.

In the future, we may engage in acquisitions in order to exploit technology or market opportunities. We are not experienced in acquiring and integrating new businesses. If we acquire another company, we may not be able to integrate the acquired business successfully into our existing business in a timely and non-disruptive manner or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve material non-recurring charges and amortization of significant amounts of non-cash acquisition costs that could adversely affect our results of operations.

If our patent applications do not result in issued patents, then our competitors may obtain rights to commercialize our discoveries.

Our business and competitive position depends on our ability to protect our products, processes and technologies. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had approximately 790 patent applications pending covering novel genes and gene transcripts, as well as our products, processes and technologies with the USPTO, and had filed numerous corresponding international and foreign patent applications. As of the date of this report, we had been issued approximately 50 patents with respect to aspects of our gene portfolio, products, processes and technologies.

Our commercial success also depends in part on obtaining patent protection on genes and proteins for which we or our collaborators discover utility and on products, methods and services based on such discoveries. We have applied for patent protection on novel genes and proteins, novel mutants of known genes and their uses, partial sequences of novel proteins and their gene sequences and uses, and novel uses for previously identified genes discovered by third parties. We have applied for patents on antibodies against the proteins we have discovered, as well as seek or have our partners seek patent protection on the antibodies we produce against these proteins. We have sought and intend to continue to seek patent protection for novel uses for genes and proteins and therapeutic antibodies that may have been patented by third parties. In such cases, we would need a license from the holder of the patent with respect to such gene or protein in order to make, use or sell such gene or protein for such use. We may not be able to acquire such licenses on commercially reasonable terms, if at all. Our patent application filings that result from the identification of genes associated with the cause or effect of a particular disease generally seek to protect the genes and the proteins encoded by such genes as well as antibodies raised against these gene products. We also seek patent protection for our therapeutic, diagnostic and drug screening methods and products.

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

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not protect our products, processes and technologies because of the following reasons:

•	there is no guarantee that any of our pending patent applications will result in additional issued patents;

•	we may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to us or our collaborative customers will provide a basis for commercially viable products;

•	there is no guarantee that any patents issued to us or our collaborative customers will provide us with any competitive advantages;

•	there is no guarantee that any patents issued to us or our collaborative customers will not be challenged or circumvented or invalidated by third parties; and

•	there is no guarantee that any patents issued to others will not have an adverse effect on our ability to do business.

In addition, patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

The issuance of patents may not provide us with sufficient protection.

We may not be able to obtain further patents for our products, processes and technologies, or, if we are able to obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition, and materially adversely affect our business, financial condition and results of operations. In addition, any application or exploitation of our technology could infringe patents or proprietary rights of others and any licenses that we might need as a result of such infringement might not be available to us on commercially reasonable terms, if at all. Third parties have indicated to us that they believe we may be required to obtain a license in order to perform certain processes that we use in the conduct of our business or in order to market potential drugs we have in development.

We cannot predict whether our or our competitors’ pending patent applications will result in the issuance of valid patents. Litigation, which could result in substantial cost to us, also may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others’ proprietary rights. We may participate in interference proceedings that may in the future be declared by the USPTO to determine priority of invention, which could result in substantial cost to us. The outcome of any such litigation or interference proceeding might not be favorable to us, and we might not be able to obtain licenses to technology that we require or that, if obtainable, we could license such technology at a reasonable cost.

The public availability of genomic sequence information or other sequence information prior to the time we apply for patent protection on a corresponding full-length or partial gene could adversely affect our ability to obtain patent protection with respect to such gene or gene sequences. In addition, certain other groups are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. To the extent any patents issue to other parties on such partial or full-length genes or uses for such genes, the risk increases that the sale of potential products, including therapeutics, or processes developed by us or our collaborators may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering genes or gene products or antibodies against the gene products that are similar or identical to our products. Any such patent application may have priority over our patent applications. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes or could enjoin us from continuing to manufacture or market the affected products and processes. There can be no assurance that we or our collaborators would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources.

There is substantial uncertainty concerning the extent to which supportive data will be required for issuance of patents for human therapeutics. If data additional to that available to us is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, there can be no assurance that the USPTO examiners will follow such guidelines or that the USPTO’s position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

We cannot be certain that our security measures will protect our proprietary technologies.

We also rely upon trade secret protection for some of our confidential and proprietary information that is not subject matter for which patent protection is being sought. We have developed a database of proprietary gene expression patterns and biological pathways which we update on an ongoing basis and which can be accessed over the Internet. We have taken security measures to protect our proprietary technologies, processes, information systems and data and continue to explore ways to enhance such security. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators and consultants to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

•	proprietary information could be disclosed;

•	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology; or

•	we may not be able to meaningfully protect our trade secrets.

We depend upon our ability to license technologies.

We may have to acquire or license certain components of our technologies or products from third parties. We may not be able to acquire from third parties or develop new technologies, either alone or with others. Failure to license or otherwise acquire necessary technologies could materially adversely affect our business, financial condition and results of operations.

The 454 Life Sciences technology platform is in development and the early stages of commercialization.

The technology platform of 454, our majority-owned subsidiary (see “Business—454 Life Sciences Corporation”), is still in development and 454 has not had significant sales of its services or products. 454 may not be able to continue to successfully develop or commercialize the 454 technology platform. The success of commercialization of the 454 technology platform depends on many factors, including:

•	the acceptance of 454’s technology in the market place;

•	technical performance of 454’s platform in relation to existing technologies;

•	454’s ability to obtain key components for the manufacture of the 454 instrument and reagents from suppliers; and

•	454’s ability to obtain licenses to resell reagents for use in the 454 instrument, if required.

454 is subject to competition from organizations that have developed or are developing technologies and products to service 454’s potential customers.

Many of the organizations competing with 454 potentially have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s potential competitors include:

•	Applied Biosystems;

•	Amersham Biosciences;

•	Affymetrix;

•	Perlegen; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

We believe that the future success of 454 will depend in large part on our ability to maintain a competitive position in instruments for the high throughput nucleic acid sequencing field. Before we recover development expenses for our products or technologies, such products or technologies may become obsolete as a result of technological developments by us or others. Our products could also be made obsolete by new technologies which are less expensive or more effective. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. A market for the high throughput nucleic acid sequencing field may not be sufficient to generate revenues significant enough for 454 to achieve profitability.

We could be liable for any failure to comply with hazardous product regulations.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources.

Risks Related to Our Financial Results

We have a history of operating losses and expect to incur losses in the future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $74.5 million in 2003, $90.4 million in 2002 and $42.9 million in 2001, and as of December 31, 2003 had an accumulated deficit of $289.5 million.

Our quarterly operating results have fluctuated greatly and may continue to do so.

Our operating results have fluctuated on a quarterly basis. We expect that losses will continue to fluctuate from quarter to quarter and that these fluctuations may be substantial. Our results of operations are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our services;

•	the nature, pricing and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	losses and expenses related to our investments;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, fluctuations in quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during fiscal year 2003, the closing sale price of our stock ranged from a high of $7.70 per share to a low of $3.17 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

•	variations in our quarterly operating results;

•	announcements of technological innovations, clinical results, or new products by us or our competitors;

•	introduction of new products or new pricing policies by us or our competitors;

•	acquisitions or strategic alliances by us or others in our industry;

•	announcement by the government or other agencies regarding the economic health of the United States and the rest of the world;

•	the hiring or departure of key personnel;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of our performance or recommendations by financial analysts.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of March 1, 2004, we had total consolidated debt of $231.5 million; and for the year ended December 31, 2003, we had a deficiency of earnings available to cover fixed charges of $80.6 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes that we sold in February 2000 and February 2004. At March 1, 2004, $230.0 million of those notes remained outstanding. The following table shows, as of March 1, 2004, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2004	$5.9
2005	11.8
2006	11.8
2007	7.9
2008	4.0
Thereafter	10.0

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $196.6 million at December 31, 2003 were invested in US Treasuries and debt investments that are sponsored by the US Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

We may need to raise additional funding, which may not be available on favorable terms, if at all.

We believe that we have sufficient capital to satisfy our capital needs for at least the next twenty-four months. However, our future funding requirements will depend on many factors and we anticipate that, at some future point, we will need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including:

•	the number, breadth and progress of our research, product development and clinical programs;

•	our ability to establish and maintain additional collaborations;

•	the progress of our collaborators;

•	our costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

•	the costs and timing of obtaining regulatory approvals for any of our products.

We expect that we would raise any additional capital we require through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our shareholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. The relinquishing of rights or granting of licenses on unfavorable terms could materially adversely affect our business, financial condition and results of operations. If adequate funds are not available, our business, financial condition and results of operations would be materially adversely affected. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace in general, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

Risks Related to Our Convertible Debt and Our Common Stock into which Our Debt is Convertible

We have significant leverage as a result of the sales of our debt in 2000 and 2004.

In February 2000, in connection with the sale of our 6% convertible subordinated debentures due in 2007, we incurred $150.0 million of indebtedness. In February 2004, we repurchased $20.0 million of these debentures, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the remaining indebtedness of $130.0 million, our interest payment obligations amount to $7.8 million per year.

In February 2004, in connection with the sale of our 4% convertible subordinated notes due in 2011, we incurred an additional $100.0 million of indebtedness. As a result of this indebtedness, our interest payment obligations amount to $4.0 million per year. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

These notes, due in 2007 and 2011, are effectively subordinated to all of our secured indebtedness and all indebtedness of our subsidiaries. These notes are our general unsecured obligations and are not guaranteed by any of our subsidiaries. Accordingly, these notes are effectively subordinated to all of our current and future secured indebtedness to the extent of the assets securing the indebtedness. Furthermore, our right to receive any distribution of assets of any subsidiary upon that subsidiary’s liquidation, reorganization or otherwise, is subject to the prior claims of creditors of that subsidiary, except to the extent we also are recognized as a creditor of that subsidiary. As a result, these notes are effectively subordinated to the claims of such creditors.

There are no restrictive covenants in our indentures relating to our ability to incur future indebtedness.

The indentures governing our notes due in 2007 and 2011 do not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. We may therefore incur additional debt, including secured indebtedness senior to these notes. As part of our growth strategy, we potentially may use proceeds from the 2004 offering to finance future acquisitions of complementary businesses or technologies, which may cause us or our subsidiaries to incur significant indebtedness to which these notes would be subordinate.

These notes are obligations exclusively of CuraGen Corporation. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on these notes or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.

Our debt service obligations may adversely affect our cash flow.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot be certain that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our research and development programs.

The level of our indebtedness among other things, could:

•	make it difficult for us to make payments on our notes;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	make us more vulnerable in the event of a downturn in our business.

Our ability to repurchase notes, if required, with cash upon a change in control or fundamental change may be limited.

In certain circumstances involving a change in control, we may be required to repurchase some or all of the notes due 2007. In certain circumstances involving a fundamental change, we may be required to repurchase some or all of the notes due 2011. We cannot be certain that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the notes. Our ability to repurchase the notes in such event may be limited by law, by the indenture and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time.

Securities we issue to fund our operations could cause dilution to our shareholders’ ownership.

The conversion of our notes into shares of common stock will dilute the ownership interest of our current shareholders. We may decide to raise additional funds through a public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders, including the ownership that holders of the notes would have upon conversion, will be reduced, and the new equity securities may have rights prior to those of the common stock issuance upon conversion of the notes. We may not obtain sufficient financing on terms that are favorable to existing shareholders and us.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Currently, we maintain approximately 12% of our cash and investments in financial instruments with original maturity dates of less than three months, 21% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 67% in financial instruments with original maturity dates of greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $3.0 million decrease or increase in the fair value of our cash and investments.

Our outstanding long-term liabilities as of December 31, 2003 consisted of our 6% convertible subordinated debentures due February 2, 2007 and an accrued long-term liability for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements). As the debentures bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings (except for the issuance on February 17, 2004 of $100.0 million of 4% convertible subordinated notes due 2011, which is more fully described in Note 13 to our consolidated financial statements), and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2003, the market value of our $150.0 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $133.0 million.

Item 8.    Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$42,843	$68,401
Short-term investments	72,402	198,301
Marketable securities	228,396	148,107

Cash and investments	343,641	414,809
Income taxes receivable	429	2,359
Other current assets	26	275
Prepaid expenses	1,757	3,405

Total current assets	345,853	420,848

Property and equipment, net	23,540	24,336
Intangible and other assets, net	7,564	3,345

Total assets	$376,957	$448,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,661	$2,426
Accrued expenses	3,671	2,539
Accrued payroll and related items	1,864	2,300
Interest payable	3,750	3,750
Deferred revenue	3,010	2,610
Current portion of obligations under capital leases	204	1,511
Other current liabilities	2,383	1,501

Total current liabilities	19,543	16,637

Long-term liabilities:
Convertible subordinated debt	150,000	150,000
Obligations under capital leases, net of current portion	—	263
Accrued long-term liabilities	1,500	—

Total long-term liabilities	151,500	150,263

Commitments and contingencies

Minority interest in subsidiary	8,233	10,125

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,896,622 shares at December 31, 2003, and 49,362,463 shares at December 31, 2002	499	494
Treasury Stock, at cost; none at December 31, 2003, and 12,500 shares at December 31, 2002	—	(49)
Additional paid-in capital	485,531	483,824
Accumulated other comprehensive income (loss)	1,524	3,357
Accumulated deficit	(289,492)	(214,995)
Unamortized stock-based compensation	(381)	(1,127)

Total stockholders’ equity	197,681	271,504

Total liabilities and stockholders’ equity	$376,957	$448,529

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue
Collaboration revenue	$6,918	$18,246	$23,475

Total revenue	6,918	18,246	23,475

Operating expenses
Research and development	64,545	81,654	65,849
General and administrative	19,164	22,955	18,831
Restructuring and related charges	2,888	10,982	—

Total operating expenses	86,597	115,591	84,680

Loss from operations	(79,679)	(97,345)	(61,205)
Interest income	8,890	11,728	23,790
Interest expense	(9,845)	(10,176)	(10,553)

Loss before income tax benefit and minority interest in subsidiary loss	(80,634)	(95,793)	(47,968)
Income tax benefit	429	1,503	3,550
Minority interest in subsidiary loss	5,708	3,887	1,506

Net loss	$(74,497)	$(90,403)	$(42,912)

Basic and diluted net loss per share	$(1.51)	$(1.85)	$(0.89)

Weighted average number of shares used in computing basic and diluted net loss per share	49,335	48,942	48,208

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Number of Shares	Voting Common Stock ($.01 par value)	Number of Shares	Non-Voting Common Stock ($.01 par value)	Number of Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Loss
January 1, 2001	44,050,017	$441	1,270,272	$13	—	—	$392,867	—	$(81,680)	$(31)	$311,610

Net loss	—	—	—	—	—	—	—	—	(42,912)	—	(42,912)
Issuance of common stock	3,112,482	31	—	—	—	—	84,969	—	—	—	85,000
Stock issuance costs	—	—	—	—	—	—	(125)	—	—	—	(125)
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	—	—	—	31	31
Amortization of warrants—capital lease obligations	—	—	—	—	—	—	(5)	—	—	—	(5)
Employee stock option activity	200,546	2	—	—	—	—	788	—	—	—	790
Non-employee stock option activity	32,848	—	—	—	—	—	754	—	—	—	754
Exercise of non-employee warrrants	30,000	—	—	—	—	—	61	—	—	—	61
Stock-based 401(k) employer plan match	33,154	—	—	—	—	—	741	—	—	—	741
Conversion of non-voting common stock	1,270,272	13	(1,270,272)	(13)	—	—	—	—	—	—	—

December 31, 2001	48,729,319	487	—	—			480,050	—	(124,592)	—	355,945

Net loss	—	—	—	—	—	—	—	—	(90,403)	—	(90,403)	$(90,403)
Unrealized gains on marketable securities	—	—	—	—	—	—	—	$3,357	—	—	3,357	3,357

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(87,046)

Issuance of restricted stock	266,250	3	—	—	—	—	1,751	—	—	(1,751)	3
Repurchase of restricted stock	—	—	—	—	12,500	$(49)	(38)	—	—	—	(87)
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	—	—	—	624	624
Employee stock option activity	162,247	2	—	—	—	—	773	—	—	—	775
Non-employee stock option activity	69,845	1	—	—	—	—	291	—	—	—	292
Stock-based 401(k) employer plan match	134,802	1	—	—	—	—	997	—	—	—	998

December 31, 2002	49,362,463	494	—	—	12,500	(49)	483,824	3,357	(214,995)	(1,127)	271,504

Net loss	—	—	—	—	—	—	—	—	(74,497)	—	(74,497)	$(74,497)
Unrealized losses on marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	—	—	(1,833)	—	—	(1,833)	(1,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(76,330)

Retirement of treasury stock	(12,500)	—	—	—	(12,500)	49	(49)	—	—	—	—
Repurchase and retirement of restricted stock	(11,111)	—	—	—	—	—	(78)	—	—	—	(78)
Amortization and write-off of stock-based compensation	—	—	—	—	—	—	—	—	—	746	746
Employee stock option activity	390,765	4	—	—	—	—	1,436	—	—	—	1,440
Non-employee stock option activity	22,400	—	—	—	—	—	106	—	—	—	106
Stock-based 401(k) employer plan match	144,605	1	—	—	—	—	634	—	—	—	635
Stock issuance costs	—	—	—	—	—	—	(342)	—	—	—	(342)

December 31, 2003	49,896,622	$499	—	$—	—	$—	$485,531	$1,524	$(289,492)	$(381)	$197,681

Disclosure of 2003 comprehensive loss reclassification adjustment:
Unrealized holding losses on marketable securities arising during period												$(1,516)
Less: reclassification adjustment for gains included in net loss												317

Unrealized losses on marketable securities, net of reclassification adjustment												$(1,833)

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(74,497)	$(90,403)	$(42,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,662	9,287	7,109
Asset impairment restructuring expense	265	9,056	—
Non-monetary compensation	843	612	687
Stock-based 401(k) employer plan match	635	998	741
Minority interest	(5,708)	(3,887)	(1,506)
Changes in assets and liabilities:
Income taxes receivable	1,930	(1,503)	544
Other current assets	249	401	(5)
Prepaid expenses	1,648	(595)	(2,128)
Intangible and other assets, net	108	66	200
Accounts payable	2,235	(1,050)	(111)
Accrued expenses	632	795	(20)
Accrued payroll and related items	(436)	376	556
Deferred revenue	400	585	(1,827)
Deferred rent	—	(59)	(59)
Other current liabilities	882	719	782

Net cash used in operating activities	(62,152)	(74,603)	(37,949)

Cash flows from investing activities:
Acquisitions of property and equipment	(6,899)	(20,339)	(11,382)
Payments for intangible assets	(3,613)	(130)	(2,583)
Proceeds from sale of fixed assets	53	31	25
Net inflows (outflows) from purchases and maturities of short-term investments	125,899	74,430	(125,195)
Gross purchases of marketable securities	(166,188)	(144,750)	—
Gross sales of marketable securities	9,566	—	—
Gross maturities of marketable securities	74,500	—	—

Net cash provided by (used in) investing activities	33,318	(90,758)	(139,135)

Cash flows from financing activities:
Payments on capital lease obligations	(1,570)	(2,963)	(3,518)
Proceeds from issuance of Common Stock	—	—	85,000
Proceeds from issuance of 454 Life Sciences Corporation Preferred Stock	3,988	—	—
Proceeds from sale-leaseback of equipment	—	—	901
Payments of stock issuance costs	(520)	—	(125)
Proceeds from exercise of stock options	1,378	1,104	888
Proceeds from exercise of warrants	—	—	61
Proceeds from issuance of restricted stock	—	3	—

Net cash provided by (used in) financing activities	3,276	(1,857)	83,207

Net decrease in cash and cash equivalents	(25,558)	(167,217)	(93,877)
Cash and cash equivalents, beginning of year	68,401	235,618	329,495

Cash and cash equivalents, end of year	$42,843	$68,401	$235,618

Supplemental cash flow information:
Interest paid	$9,097	$9,367	$9,767
Income tax benefit payments received	$2,739	—	$4,875
Noncash financing transactions:
Obligations under capital leases	—	—	$901

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (“CuraGen”) is a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes, and central nervous system disorders. CuraGen’s pipeline of therapeutics is based on internally discovered targets from the human genome that it believes play a role in important mechanisms underlying disease. CuraGen has focused its research efforts on three types of targets: targets that encode protein therapeutics, targets amenable to antibody therapeutic development and targets amenable to small molecule therapeutic development. CuraGen was incorporated in November 1991 and, until March 1993, was engaged primarily in organizational activities, research and development of its technologies, grant preparation and obtaining financing. In June 2000, CuraGen formed 454 Life Sciences Corporation (“454”), a majority-owned subsidiary, established to develop novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes.

The 2002 and 2001 consolidated financial statements have been reclassified to conform to the classification used in 2003. All dollar amounts in tabular presentations are shown in thousands, except per share data.

Principles of Consolidation—The consolidated financial statements include CuraGen and 454 (the “Company”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation (see Note 12).

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

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary. In testing for impairment, the Company considers, among other factors, the length of time and the extent of a security’s unrealized loss, the financial condition and near term prospects of the issuer, economic forecasts and market or industry trends. If the impairment is determined to be other than temporary, a realized loss is recognized at the date of determination. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums, accretion of discounts and realized investment gains are included in interest income. The cost of securities sold is based on the specific identification method.

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets—The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. The impairment write-down would be the difference between the carrying amounts and the fair value of these long-lived assets. A loss on impairment would be recognized through a charge to earnings.

Deferred Real Estate Costs—Deferred real estate costs of $0.07 million were paid in 1997 in connection with the original signing of the operating lease in New Haven, Connecticut (see Note 3). These costs, which are included in Intangible and other assets, net, were amortized over the remaining life of the lease as of the date of occupancy, 69 months, using the straight-line method and were fully amortized and written-off during 2003. Accumulated amortization aggregated $0, $0.07 million and $0.06 million, respectively, as of December 31, 2003, 2002 and 2001. Related amortization expense was $0, $0.01 million and $0.01 million, respectively, for each of the years ended December 31, 2003, 2002 and 2001.

Additional deferred real estate costs of $2.6 million paid during 2001 in connection with the previously planned construction of a new corporate headquarters and protein production facility in Branford, Connecticut, were reclassified to property in progress in February 2002, coincident with the purchase of the land, and were then subsequently written off in November 2002 as plans to construct these facilities were deferred indefinitely (see Note 10).

Licensing Fees—Licensing fees for various research and development purposes were paid during 2003, 2002 and 2001 (see Note 11). These costs, which are included in Intangible and other assets, net, are amortized over the various lives of the licenses ranging from three months to 10 years. Certain fully amortized licensing fees were written-off during 2003, 2002 and 2001. Accumulated amortization aggregated $0.4 million, $0.04 million and $0.09 million, respectively, as of December 31, 2003, 2002 and 2001. Related amortization expense was $0.6 million, $0.08 million and $0.1 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Licenses acquired for which there is a specific period of benefit, are amortized by the Company over that period. Perpetual licenses taken on potential therapeutic products for which there is no current indication as to whether or not there is a future commercial market for sale, are expensed when incurred.

Financing Costs—The Company includes deferred financing costs incurred in connection with the issuance of convertible subordinated debt in Intangible and other assets, net. These costs are amortized over the life of the debt and, in the event the debt is converted to equity, the Company would reclassify the unamortized deferred financing costs to equity. In the event the debt is repurchased, the Company would net the unamortized deferred financing costs with any gain or loss recognized on the extinguishment of the debt.

Accumulated amortization aggregated $2.8 million, $2.1 million and $1.4 million, respectively, as of December 31, 2003, 2002 and 2001. Related amortization expense was $0.7 million for each of the years ended December 31, 2003, 2002 and 2001.

Patent Application Costs—It is the Company’s practice to seek patent protection on processes and products in various countries. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company has entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. Collaboration revenue is recognized based upon defined metrics of completion that include percentage of completion milestones, and project specific initiatives as defined in each of the respective research plans. The defined metrics are reviewed internally each month to determine the work performed, whether deliverables have been accepted by the collaborator and the appropriate revenue to be recognized.

The Company has also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partners. Revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative partner. Revenues were $0, $9.6 million and $5.4 million and expenses were $1.5 million, $11.1 million and $6.9 million under the exchange agreement for the years ended December 31, 2003, 2002 and 2001, respectively. Deferred revenue arising from payments received under collaborative agreements is recognized as income when earned.

Research and Development Expenses—Research and development costs are charged to research and development expenses as incurred unless recoverable under contract. Such costs include personnel costs, supplies and reagents, clinical trial related costs such as contractual services and manufacturing costs, depreciation of lab equipment and allocated facility costs. Amounts related to manufacturing activities, for which the physical drug products will be utilized in research and development and there is no current indication as to whether or not there is a future commercial market for sale of any successful drug development from these therapeutics are expensed as incurred.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an Amendment of SFAS 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 became effective for financial statements issued after December 15, 2002, and the adoption of SFAS 148 did not have a material effect on the Company’s financial statements.

For CuraGen options issued to non-employees, the Company records the transactions based upon the difference between the option strike price and the fair value of the equity instrument issued as of the date each option vests and is earned. The Company recorded stock-based compensation expense attributable to non-employees totaling $0.07 million, $0.04 million and $0.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For CuraGen options issued to employees, CuraGen records the transactions based upon the difference between the option strike price and its closing stock price on the Nasdaq National Market as of the date of issuance. During 2003, 2002 and 2001, no stock-based compensation in connection with options granted to employees was recorded, as all options granted were issued at CuraGen’s closing stock price on the Nasdaq National Market as of the date of issuance.

For 454 options issued to employees, 454 records the transactions based upon the difference between the option strike price and the fair market value of the stock on the date of issuance. During 2003, 2002 and 2001, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the fair market value of the stock on the date of issuance.

For restricted stock issued to employees, the Company records the transactions based upon the difference between its closing stock price on the Nasdaq National Market as of the date of issuance and the cash paid by the employee for the stock. Pursuant to the term of CuraGen’s 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”), the cash required to be paid by employees upon the issuance of restricted stock is equal to the par value of the Company’s Common Stock. Restricted stock awards result in the recognition of unamortized stock-based compensation. Unamortized stock-based compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the period of time during which the restrictions will lapse. Stock-based compensation associated with restricted stock granted to employees during 2002 amounted to $1.7 million, and is being expensed from 2002 to 2005, the period of time over which the restrictions on the stock will lapse. There was no restricted stock issued to employees during 2003 or 2001.

The Company recorded amortization and write-offs of stock-based compensation expense for restricted stock issued to employees of $0.7 million, $0.6 million and $0.03 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(74,497)	$(90,403)	$(42,912)
Stock-based employee compensation expense included in net loss	746	624	31
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(11,858)	(16,163)	(19,609)

Pro forma net loss	$(85,609)	$(105,942)	$(62,490)

Basic and diluted net loss per share:
As reported	$(1.51)	$(1.85)	$(0.89)
Pro forma	$(1.74)	$(2.16)	$(1.30)

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility—CuraGen	60%	60%	60%
Expected stock price volatility—454	1%	1%	1%
Risk-free interest rate (approximate)	2.00%	2.00%	5.75%
Expected option term in years	Between 3.5 and 9.0	Between 3.9 and 7.5	Between 3.9 and 9.1

The approximate weighted average grant date fair value of options granted during the years ended December 31, 2003, 2002, and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
CuraGen	$3.20	$7.42	$18.50
454	$0.42	$0.38	$1.06

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts (see Note 6).

Loss Per Share—Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of Common Stock shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, warrants granted but not yet exercised, convertible subordinated debt, and stock options granted under the Company’s stock option plans but not yet exercised are antidilutive and therefore not considered for the diluted LPS calculations. Under the assumption that warrants, convertible subordinated debt and options were not antidilutive, the denominator for diluted loss per share would be 50,214,746, 50,516,582 and 50,680,170 for the years ended December 31, 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash and cash equivalents, short-term investments, receivables, accounts payable, accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short-term nature. In addition, the Company has marketable securities which are recorded at fair value. The Company also has convertible subordinated debt (see Note 7 and Note 13).

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments—The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting information on operating segments in interim and annual financial statements, and became effective for fiscal years beginning after December 15, 1997. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets. During 2003, the Company met these requirements, and accordingly has two reportable segments (see Note 12).

Recently Enacted Pronouncements—In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. The provisions of FIN No. 46 became effective for financial statements issued after January 31, 2003 and the adoption of FIN No. 46 did not have a material effect on the Company’s financial statements. In December 2003, the FASB issued FIN No. 46(R) which clarifies rules for consolidation of special purpose entities. The Company has evaluated the provisions of this interpretation, and does not believe it will have an impact on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS 149 are effective for financial statements issued after June 30, 2003, and the adoption of SFAS 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, where those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial statements issued after May 15, 2003, and the adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132R (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” SFAS 132R amends the disclosure requirements of SFAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement was effective in 2003 and did not have an impact on the Company’s financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2002
Laboratory equipment	$18,854	$15,476
Leased equipment	2,273	4,549
Leasehold improvements	6,406	5,563
Office equipment	14,015	12,089
Land	4,509	4,475
Property in progress	1,313	718

Total property and equipment	47,370	42,870
Less accumulated depreciation and amortization	23,830	18,534

Total property and equipment, net	$23,540	$24,336

Depreciation and amortization expense for property and equipment was $7.3 million, $8.4 million and $6.2 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Property in progress relates primarily to leasehold improvements and laboratory equipment for which the costs were incurred but the assets have not yet been placed in service.

In connection with the restructuring plan in November 2002, the Company recognized as a charge to earnings, a loss on impairment of $9.2 million, primarily related to costs previously incurred in conjunction with the planned construction of a campus facility, including a new corporate headquarters and protein production facility in Branford, Connecticut. Plans to construct these facilities have been deferred indefinitely, pending improvements in the external financing environment, which would afford the Company the ability to finance the future construction costs.

3.    Leases

Capital Leases

Leased equipment under all capital lease agreements consisted of the following:

	December 31,
	2003	2002
Leased equipment	$2,273	$4,549
Less accumulated amortization	1,866	3,442

Total leased equipment, net	$407	$1,107

The current outstanding lease agreements have remaining terms of three and six months, and interest rates of approximately 9.0%. At the end of the respective lease terms, the Company has the right to either return the equipment to the lessor or purchase the equipment for $1. The Company did not finance any leased assets during the years ended December 31, 2003 or 2002. During the year ended December 31, 2001, the Company financed $0.1 million of leased assets.

The future minimum lease payments under capital lease obligations at December 31, 2003 were $0.2 million of which $0.004 million represents interest. All future minimum lease payments are due in 2004.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

In 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facility at 555 Long Wharf Drive, New Haven, Connecticut. From 1997 to 2002, the Company amended the original lease to increase its leased space to a total of 36,000 square feet, with a term ending December 2002, with two five year renewal options. In 2001 and 2002, the Company amended the lease to increase its leased space to a total of 50,000 square feet. This additional 14,000 square feet of space has a term ending June 2006, without a renewal option. Also in 2002, the Company amended the lease to increase its leased space to a total of 55,000 square feet. This additional 5,000 square feet of space has a term ending October 2008, without a renewal option. In 2002, the Company exercised the option to renew the lease on 36,000 square feet for one additional five-year period, ending December 2007, and relinquished the second five-year period renewal option. Currently, the Company is attempting to sub-lease approximately 20,000 square feet of unoccupied office space at its New Haven facility. This space is unoccupied as a result of the corporate restructurings in late 2002 and mid 2003, and is not suitable to be built-out as laboratory space.

In 1998, the Company entered into a two-year lease agreement for 32,000 square feet of research and administrative space at 322 East Main Street, Branford, Connecticut. From 1999 to 2002, the Company exercised the first and second of three options to renew for additional two-year terms and amended this lease to increase the leased space to a total of 51,000 square feet. In January 2004, the Company exercised the last of three options to renew this lease for an additional term of two years, through May 2006.

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

In January 2004, the Company entered into a five-year lease agreement for an additional 20,000 square foot research facility at 15 Commercial Street, Branford, Connecticut. The Company has the option to renew this lease for one additional term of five years.

In May 2001, 454 entered into a non-renewable five-year lease agreement for its 16,000 square foot research and administrative facility at 20 Commercial Street, Branford, Connecticut.

Total rent expense under all operating leases for 2003, 2002 and 2001 was approximately $2.3 million, $2.2 million and $1.8 million, respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 2003:

Year Ended December 31,
2004	$2,236
2005	1,949
2006	1,586
2007	1,221
2008	300
2009	48

Total	$7,340

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Major Collaborators

The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related projects. The loss of any of these major collaborators would not materially effect the Company’s operations. Revenues from collaborative research agreements representing 10% or more of the Company’s total revenues are as follows:

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Company A	*	*	$9,574	52%	$5,384	23%
Company B	$3,830	55%	6,062	33%	8,332	35%
Company C	*	*	*	*	4,252	18%
Company D	946	14%	—	—	—	—
Company E	993	14%	—	—	—	—

*less than 10%

5.    Stockholders’ Equity

Authorized Capital Stock

CuraGen’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (“Common Stock”), 5,000,000 shares of Preferred Stock, par value of $.01 per share and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2003, the Company had reserved 937,500 shares of Common Stock for issuance pursuant to outstanding warrants and 2,350,084 shares of Common Stock for issuance pursuant to the 6% convertible subordinated debt due in 2007 (see Note 7). In addition, 372,980 and 9,047,452 shares of Common Stock had been reserved for issuance pursuant to CuraGen’s 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) and CuraGen’s 1997 Stock Plan, respectively.

454’s authorized capital stock consists of 48,000,000 shares of Common Stock, par value of $.01 per share (“454 Common Stock”) and 38,000,000 shares of Preferred Stock, par value of $.01 per share (“454 Preferred Stock”), of which 12,000,000 shares are designated as Series A Convertible Preferred Stock, 8,000,000 shares are designated as Series B Convertible Preferred Stock, 6,404,854 shares are designated as Series C Convertible Preferred Stock and 1,595,146 shares are designated as Series D Convertible Preferred Stock. At December 31, 2003, 454 had issued and outstanding: 47,933 shares of 454 Common Stock; 12,000,000 shares of Series A Convertible Preferred Stock; 8,000,000 shares of Series B Convertible Preferred Stock; 6,404,854 shares of Series C Convertible Preferred Stock; and 1,595,146 shares of Series D Convertible Preferred Stock. Additionally, at December 31, 2003, 454 had 4,952,067 shares of Common Stock reserved for issuance pursuant to the 454 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”).

Common Stock

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2001, 454 effected a two-for-one split on both its 454 Common Stock and 454 Preferred Stock, each payable to shareholders in the form of a stock dividend. All share and per share data have been adjusted retroactively to reflect the split.

During 2000 and 2001, all of the Company’s Non-Voting Common Stock was held by Genentech, Inc., and was converted to Voting Common Stock in various installments, with the final conversion occuring in November 2001.

In September 2003, 454 raised an additional $20.0 million from several existing shareholders including the Company and Cooper Hill Partners, L.L.C. The Company contributed $16.1 million in exchange for 6,404,854 shares of Series C Preferred Stock and the minority shareholders received 1,595,146 shares of Series D Preferred Stock in exchange for $3.9 million. As a result of these investments, the Company’s majority ownership in 454 is now approximately 66%.

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

Stock Options

CuraGen’s 1993 Stock Plan was adopted by its Board of Directors and shareholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of CuraGen. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 372,980 shares were outstanding as of December 31, 2003 and 1,297,988 stock options had been exercised under the 1993 Stock Plan as of December 31, 2003. Effective October 1997, upon a resolution by the Board of Directors, CuraGen will not grant any further options under the 1993 Stock Plan.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2001	625,786	$2.43
Granted	—	—
Exercised	(97,306)	2.91
Canceled or lapsed	—	—

Outstanding December 31, 2001	528,480	2.34
Granted	—
Exercised	(57,500)	3.08
Canceled or lapsed	—

Outstanding December 31, 2002	470,980	2.25
Granted	—
Exercised	(98,000)	1.76
Canceled or lapsed	—

Outstanding December 31, 2003	372,980	2.38

Exercisable December 31, 2001	493,946	2.21

Exercisable December 31, 2002	470,980	2.25

Exercisable December 31, 2003	372,980	2.38

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.76-0.885	26,850	0.7	$0.81
1.155-1.215	74,800	1.6	1.20
1.50-2.05	156,400	2.8	1.83
3.00-5.00	114,930	3.4	4.26

	372,980

CuraGen’s 1997 Stock Plan was approved by its Board of Directors in October 1997 and by its shareholders in January 1998. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of Common Stock were originally reserved for issuance under the 1997 Stock Plan; in May 1999, upon approval of the shareholders, the amount reserved was increased to 7,000,000 and in May 2003, upon approval of the shareholders, the amount reserved was increased to 10,500,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors of CuraGen (“the Compensation Committee”). The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2003, CuraGen had 4,960,756 options outstanding under the 1997 Stock Plan and an additional 4,086,696 available for grant. In addition, 1,209,909 stock options had been exercised under the 1997 Stock Plan as of December 31, 2003.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2001	3,463,595	$18.77
Granted	1,147,000	25.83
Exercised	(136,088)	4.45
Canceled or lapsed	(196,616)	22.30

Outstanding December 31, 2001	4,277,891	20.96
Granted	2,045,275	10.99
Exercised	(174,592)	4.66
Canceled or lapsed	(1,199,621)	26.63

Outstanding December 31, 2002	4,948,953	16.04
Granted	987,375	4.46
Exercised	(315,065)	3.80
Canceled or lapsed	(660,507)	19.02

Outstanding December 31, 2003	4,960,756	14.11

Exercisable December 31, 2001	1,523,954	13.27

Exercisable December 31, 2002	2,019,081	14.70

Exercisable December 31, 2003	2,605,882	15.43

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 2.56-3.78	642,787	5.6	$3.26
3.8750-4.3340	606,418	6.5	3.96
4.3700-5.0900	707,500	9.1	4.68
5.3150-5.9000	790,804	6.4	5.79
5.9700-8.4800	474,216	6.5	7.13
15.8300-20.0625	601,259	7.7	16.55
22.5000-31.6600	596,255	6.7	26.68
41.1250-58.3340	541,517	5.7	52.39

	4,960,756

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$ 2.56-3.78	530,167	$3.22
3.8750-4.3340	232,121	3.88
4.3700-5.0900	127,300	4.77
5.3150-5.9000	501,450	5.73
5.9700-8.4800	321,448	7.15
15.8300-20.0625	181,355	16.49
22.5000-31.6600	329,435	26.59
41.1250-58.3340	382,606	52.46

	2,605,882

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Compensation Committee approved grants for 266,250 shares of restricted stock. Pursuant to the provisions of the 1997 Stock Plan, the exercise price of the restricted stock is equal to the par value of the Company’s Common Stock, and each grant of restricted stock is subject to certain repurchase rights of the Company. During 2002 and 2003, the restrictions lapsed on 21,750 shares and 77,333 shares, respectively, and 12,500 shares and 11,111 shares, respectively, of the previously granted restricted stock were repurchased from employees upon their terminations. All of the repurchased shares were retired upon resolutions by the Board of Directors. As of December 31, 2003, 143,556 shares of restricted stock remain outstanding and will vest in one-third increments on each of the grant anniversary dates, with the lapsing of the repurchase rights.

The 454 2000 Stock Plan was approved by its Board of Directors and stockholders in September 2000. The 454 2000 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of 454. A total of 5,000,000 shares of Common Stock are reserved for issuance under the 454 2000 Stock Plan. The 454 2000 Stock Plan is administered by the Board of Directors of 454. The Board of Directors of 454 has the authority to administer the provisions of the 454 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2003, 454 had 3,411,984 options outstanding and an additional 1,540,083 available for grant. In addition, 47,933 stock options have been exercised under the 454 2000 Stock Plan as of December 31, 2003.

A summary of all stock option activity under the 454 2000 Stock Plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2001	1,570,000	$2.50
Granted	1,657,250	2.45
Exercised	—	—
Canceled or lapsed	(1,300,000)	2.50

Outstanding December 31, 2001	1,927,250	2.46
Granted	1,404,000	2.50
Exercised	(45,333)	2.50
Canceled or lapsed	(184,600)	2.50

Outstanding December 31, 2002	3,101,317	2.48
Granted	576,500	2.50
Exercised	(2,600)	2.50
Canceled or lapsed	(293,233)	2.50

Outstanding December 31, 2003	3,411,984	2.47

Exercisable December 31, 2001	417,454	2.52

Exercisable December 31, 2002	960,207	2.41

Exercisable December 31, 2003	1,698,680	2.44

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options under the 454 2000 Stock Plan at December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.25 – 2.50	3,411,984	7.8	$2.47

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25 – 2.50	1,698,680	$2.44

6.    Income Taxes

The Company provides for income taxes using the asset and liability method. The difference between the income tax benefit and the amount that would be computed by applying the statutory Federal income tax rate to net loss is attributable to the following:

	Year Ended December 31,
	2003	2002	2001
Net loss before income tax benefit	$(74,926)	$(91,906)	$(46,462)

Expected tax benefit at 35%	$26,224	$32,167	$16,262
Employee stock options for which no book benefit is available	—	—	(103)
Minority interest for which no tax benefit is available	1,998	1,360	527
Other items	(146)	(12)	(11)
Connecticut taxes, including research and development credits subject to carryforward, net of federal benefit	5,498	6,539	5,331
Federal research and development credits subject to carryforward	2,394	2,723	2,066
Increase in valuation allowance on deferred tax asset	(35,539)	(41,274)	(20,522)

Total income tax benefit	$429	$1,503	$3,550

The income tax benefits were recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for forgoing carryforward of the research and development credit.

The net deferred income tax assets consisted of the following:

	December 31,
	2003	2002
Total deferred income tax assets	$164,720	$129,031
Valuation allowance	(164,720)	(129,031)

Total	$—	$—

As the Company has no prior earnings history, a valuation allowance has been established due to the Company’s uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. A tax benefit of approximately $28.3 million related to stock options, will be credited to equity when the benefit is realized. The increase in the valuation allowance was $35.7 million, $40.7 million, and $22.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For income tax purposes, CuraGen does not file consolidated income tax returns with 454. CuraGen and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$321,603	2007 to 2023	$286,604	2004 to 2023
454	$28,517	2020 to 2023	$28,203	2020 to 2023

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$12,619	2008 to 2023	$9,737	2013 to 2018
454	$1,146	2020 to 2023	$1,219	2016 to 2018

7.    6% Convertible Subordinated Debentures Due 2007

During February 2000, the Company completed an offering for $125.0 million of 6% convertible subordinated debentures due February 2, 2007 and received net proceeds of approximately $121.3 million. In addition, also in February 2000, the initial purchasers exercised their option to purchase an additional $25.0 million of 6% convertible subordinated debentures due February 2, 2007, providing the Company with additional net proceeds of approximately $24.3 million. The Company pays cash interest on the notes on February 2 and August 2 of each year. Related interest expense for the each of the years ended December 31, 2003, 2002 and 2001 was $ 9.0 million.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible at the election of the Company into Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share. The market value of the debentures, based on quoted market prices, was estimated at $133.0 million on December 31, 2003.

See Note 13 which describes the Company’s issuance, on February 17, 2004, of $100.0 million of 4% convertible subordinated notes, due 2011, in addition to the repurchase of $20.0 million of its existing 6% convertible subordinated debentures.

8.    Minority Interest in Subsidiary

In June 2000, CuraGen launched 454, a majority owned subsidiary, to develop novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes. CuraGen sold to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12.5 million. Simultaneously, 454 sold 8,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of CuraGen’s senior management team and related parties for an aggregate purchase price of $20.0 million. In order to complete the funding of 454, and in exchange for 12,000,000 shares of Series A Preferred Stock, CuraGen contributed $20.0 million in cash and certain technologies for conducting genomic analyses. As a result of this contribution of technology to 454, CuraGen recognized a gain of $3.9 million recorded in additional paid-in-capital.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, 454 raised an additional $20.0 million from several existing shareholders including CuraGen and Cooper Hill Partners, L.L.C. CuraGen contributed $16.1 million in exchange for 6,404,854 shares of Series C Preferred Stock and the minority shareholders received 1,595,146 shares of Series D Preferred Stock in exchange for $3.9 million.

9.    Marketable Securities

The Company purchases marketable securities consisting primarily of debt securities, which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income”. The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at December 31, 2003 and 2002, by contractual maturity, are shown below. Contractual maturities of mortgage backed and asset-backed securities are allocated in the tables based on the expected maturity date.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable Securities:
Due in one year or less	$92,605	$574	$(1)	$93,178
Due in one through three years	97,375	1,227	(305)	98,297
Due in three through five years	36,892	207	(178)	36,921

Total Marketable Securities	$226,872	$2,008	$(484)	$228,396

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable Securities:
Due in one year or less	$31,642	$321	—	$31,963
Due in one through three years	101,537	2,526	$(2)	104,061
Due in three through five years	11,571	512	—	12,083

Total Marketable Securities	$144,750	$3,359	$(2)	$148,107

For the year ended December 31, 2003 the Company realized gross gains of $0.4 million and gross losses of $0.1 million on securities sold. For the year ended December 31, 2002, the Company did not realize any material gains or losses on securities sold.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Restructuring and Related Charges

In November 2002, the Company announced a restructuring plan intended to reduce costs and focus its resources on prioritizing, selecting and rapidly advancing its most promising drug candidates. In connection with this restructuring plan, a charge of approximately $11.0 million was recorded in the fourth quarter of 2002. The cash requirements under the November 2002 restructuring plan were $1.9 million, $1.2 million of which was paid in 2002, and $0.7 of which was paid in 2003.

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.4 million was paid prior to December 31, 2003. The remaining cash requirements of $1.3 million will be paid through the end of 2008.

11.    License Agreement

In August 2003, 454 entered into a license agreement with Pyrosequencing AB to license specific technology in certain fields of use. As part of this agreement, 454 is required to pay Pyrosequencing AB a minimum non-refundable $4.5 million payment of which $2.5 million was paid in 2003 and $0.5 million is payable in each of the third quarters of 2004, 2005, 2006 and 2007. At December 31, 2003, the Company recorded a $4.5 million intangible asset, a $0.5 million accrued expense for the 2004 minimum payment and a $1.5 million accrued long-term liability for the remaining future minimum payments under this license agreement.

The term of the license is from August 18, 2003 through the latest expiration date of the patents listed in the agreement, which is to be determined on the seventh anniversary of the agreement. The Company is amortizing this asset on a straight-line basis over the estimated useful life of the license which management has determined to be 10 years. During 2003, the Company recorded $0.2 million of amortization expense associated with this license agreement.

12.    Segment Reporting

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

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical company, dedicated to improving the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of oncology, inflammation, obesity and diabetes, and central nervous system disorders. 454, the Company’s majority-owned subsidiary, is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. During 2003, the Company exceeded the quantitative thresholds described above governing the segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	December 31,
	2003	2002	2001
Cash and investments:
CuraGen	$319,444	$393,273	$474,984
454	24,197	21,536	33,365

Total	$343,641	$414,809	$508,349

Total assets:
CuraGen	$365,906	$437,908	$524,547
454	33,260	26,157	35,671
Intercompany eliminations	(22,209)	(15,536)	(21,517)

Total	$376,957	$448,529	$538,701

	Year Ended December 31,
	2003	2002	2001
Revenues:
CuraGen	$6,918	$18,246	$23,475
454	—	—	—

Total	$6,918	$18,246	$23,475

Operating expenses:
CuraGen	$71,292	$104,933	$79,070
454	15,305	10,658	5,610

Total	$86,597	$115,591	$84,680

Net loss:
CuraGen	$65,151	$84,572	$40,652
454	15,054	9,718	3,767
Minority interest in subsidiary loss	(5,708)	(3,887)	(1,507)

Total	$74,497	$90,403	$42,912

Depreciation and amortization:
CuraGen	$6,983	$8,519	$6,850
454	1,679	768	259

Total	$8,662	$9,287	$7,109

Capital expenditures:
CuraGen	$4,714	$17,931	$9,774
454	2,316	2,416	1,716
Intercompany eliminations	(131)	(8)	(108)

Total	$6,899	$20,339	$11,382

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Event

4% Convertible Subordinated Notes due 2011

On February 17, 2004, the Company completed an offering for $100.0 million of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $97.0 million. The notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. Holders may convert their notes into shares of the Company’s Common Stock at any time prior to maturity or their prior redemption or repurchase by the Company at a conversion rate of 103.2429 shares for each $1,000 principal amount of notes, subject to adjustment.

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company will pay cash interest on the notes on February 15 and August 15 of each year, beginning on August 15, 2004.

In February 2004, the Company repurchased $20.0 million of the 6% convertible subordinated debentures due 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction, and in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” (“SFAS 145”), in February 2004, the Company will record a loss of approximately $0.03 million in other income, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. The Company has agreed to file a registration statement with the Securities and Exchange Commission by May 17, 2004 for the resale of any shares issued as a result of the conversion of the notes.

14.    Summary of Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2003:
Total revenues	$1,944	$1,695	$787	$2,492
Total operating expenses	19,410	26,099	19,919	21,169
Net loss	(16,142)	(23,427)	(17,477)	(17,451)
Net loss per share	(0.33)	(0.48)	(0.35)	(0.35)

2002:
Total revenues	$4,812	$3,659	$6,019	$3,756
Total operating expenses	26,068	27,491	27,502	34,530
Net loss	(19,631)	(22,021)	(19,882)	(28,869)
Net loss per share	(0.40)	(0.45)	(0.41)	(0.59)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

of CuraGen Corporation

New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CuraGen Corporation and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Hartford, Connecticut January 23, 2004

(except as to Footnote 13, as to which the date is February 17, 2004)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion under the captions “Meetings and Committees of the Board of Directors”, “Management and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics and Corporate Code of Conduct” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

The response to this item is incorporated by reference from the discussion under the caption “Management and Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion under the captions “Employment Agreements, Termination of Employment and Change in Control Arrangements” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion under the caption “Principal Accountant Fee and Services” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 15 (a)(1)    Financial Statements

Item 15 (a)(2)    Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Item	15 (a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
&&3.1	Restated Certificate of Incorporation of the Registrant dated March 12, 1998, as filed with the Delaware Secretary of State on March 23, 1998 (Filed as Exhibit 3.1)

&&3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated May 25, 2000, as filed with the Delaware Secretary of State on May 25, 2000, increasing the authorized common stock of the Company from 50,000,000 to 250,000,000 (Filed as Exhibit 3.2)

$$3.3	Certificate of Designation, Series A Junior Participating Preferred Stock (Filed as Exhibit 3.3)

*!!3.4	Amended and Restated Certificate of Incorporation of 454 Life Sciences Corporation dated September 18, 2003

@4.1	Article Fourth of the Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 4.1)

@4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)

-4.3	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee (Filed as Exhibit 4.1)

^4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company (Filed as Exhibit 4.4)

*4.5	Indenture dated as of February 17, 2004 between the Registrant and The Bank of New York, as trustee

Exhibit No.	Description
$$10.1	Memorandum of Lease Agreements as amended and restated, through May 8, 2002 (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)

$$10.2	Lease, as amended and restated, through April 23, 2002, (Branford) by and between T.K.J. Associates, LLC and the Registrant (Filed as Exhibit 10.2)

&&10.3	1997 Employee, Director and Consultant Stock Plan, as amended and restated through May 28, 2003 (Filed as Exhibit 10.3)

@10.4	1993 Stock Option and Incentive Award Plan (Filed as Exhibit 10.5)

@10.5	Amendment to 1993 Stock Option and Incentive Plan, dated May 12, 1997 (Filed as Exhibit 10.6)

+@10.6	Notice of Grant Award and Grant Application to Department of Health and Human Services for Automated Sequencing System for Human Genome Project, dated March 25, 1995 (Filed as Exhibit 10.16)

@10.7	ATP Agreement for Integrated Microfabricated DNA Analysis Device for Diagnosis of Complex Genetic Disorders, dated February 1995 (Filed as Exhibit 10.17)

@10.8	ATP Agreement for Molecular Recognition Technology for Precise Design of Protein-Specific Drugs, dated March 2, 1995 (Filed as Exhibit 10.18)

@10.9	ATP Agreement for Programmable Nanoscale Engines for Molecular Separation, dated May 6, 1997 (Filed as Exhibit 10.19)

–10.10	Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers (Filed as Exhibit 4.2)

+?10.11	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant (Filed as Exhibit 10.24)

++*?10.12	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.25)

?10.13	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant (Filed as Exhibit 10.26)

+?10.14	Restated Collaboration Agreement, dated November 27, 2000, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.27)

^10.15	Lease, dated May 24, 2001, (Branford) by and between 16 Commercial Street Associates, LLC and the Registrant (Filed as Exhibit 10.27)

^10.16	Lease, dated November 29, 2001, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation (Filed as Exhibit 10.28)

^10.17	Assignment of Purchase Agreement, dated April 10, 2001, by and between the Registrant and Richard E. Beauvais (Filed as Exhibit 10.29)

*^10.18	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg (Filed as Exhibit 10.30)

*^10.19	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod (Filed as Exhibit 10.31)

*^10.20	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.32)

^^10.21	Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland (Filed as Exhibit 10.3)

Exhibit No.	Description

*$10.22	Addendum dated October 31, 2003, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.1)

*$$10.23	Addendum dated October 31, 2003, to Employment Agreement, dated December 19, 2002, between 454 Life Sciences Corporation and Richard F. Begley (Filed as Exhibit 10.30)

+$$10.24	Amended and Restated Research and Option Agreement, dated March 31, 2000, by and between the Registrant and Genentech, Inc. (Filed as Exhibit 10.31)

*10.25	Purchase Agreement, dated June 5, 2000, between 454 Life Sciences Corporation, the Registrant and several purchasers

*10.26	Purchase Agreement, dated September 18, 2003, between 454 Life Sciences Corporation, the Registrant and several purchasers

++*10.27	Amended and Restated Technology Transfer and License Agreement, dated June 23, 2003, by and between the Registrant and 454 Life Sciences Corporation

++*10.28	License agreement, dated August 18, 2003, by and between Pyrosequencing AB and 454 Life Sciences Corporation

*10.29	Lease, dated January 13, 2004, (Branford) by and between ZFI Group, LLC and the Registrant

*10.30	Purchase Agreement dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc.

*10.31	Registration Rights Agreement dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser

*12.1	Ratio of Earnings to Fixed Charges

*14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003

*14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Filed herewith.
!!	Schedules/exhibits are available at the principal office of the Registrant
+	Confidential Treatment has been granted by the Commission as to certain portions.
++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.
-	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, File No. 333-32756.
~	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Form 10-Q/A, File No. 000-23223, for the period ended June 30, 2000.

?	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2000.
^	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2001.
^^	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2002.
$	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 2002.
$$	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2002.
&&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2003.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 15 (b)    Reports on Form 8-K

The following Reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003:

On October 23, 2003, we furnished a report on Form 8-K under “Item 12. Results of Operations and Financial Condition”, announcing financial results for the quarter ended September 30, 2003, and providing an update of our significant accomplishments for the third quarter of 2003.

On November 7, 2003, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing the completion of the world’s first comprehensive protein interaction map for a multicellular organism, Drosophila melanogaster in collaboration with researchers at The Johns Hopkins University, Wayne State University School of Medicine, and Yale University School of Medicine. The results were published in the online edition of Science.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2004	CURAGEN CORPORATION

	By:	/s/ DAVID M. WURZER
David M. Wurzer Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2004.

Signature	Title

/s/ JONATHAN M. ROTHBERG, Ph.D. Jonathan M. Rothberg, Ph.D.	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)

/s/ DAVID M. WURZER David M. Wurzer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ RONALD M. CRESSWELL, Ph.D. Ronald M. Cresswell, Ph.D.	Director

/s/ VINCENT T. DEVITA, JR., M.D. Vincent T. DeVita, Jr, M.D.	Director

/s/ DAVID R. EBSWORTH, Ph.D. David R. Ebsworth, Ph.D.	Director

/s/ JOHN H. FORSGREN John H. Forsgren	Director

/s/ ROBERT E. PATRICELLI, J.D. Robert E. Patricelli, J.D.	Director

/s/ PATRICK J. ZENNER Patrick J. Zenner	Director

EXHIBIT INDEX

Exhibit Number	Description

3.4	Amended and Restated Certificate of Incorporation of 454 Life Sciences Corporation dated September 18, 2003

4.5	Indenture dated as of February 17, 2004 between the Registrant and The Bank of New York, as trustee

10.12	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG

10.18	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg

10.19	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod

10.20	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

10.22	Addendum dated October 31, 2003, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

10.23	Addendum dated October 31, 2003, to Employment Agreement, dated December 19, 2002, between 454 Life Sciences Corporation and Richard F. Begley

10.25	Purchase Agreement, dated June 5, 2000, between 454 Life Sciences Corporation, the Registrant and several purchasers

10.26	Purchase Agreement, dated September 18, 2003, between 454 Life Sciences Corporation, the Registrant and several purchasers

10.27	Amended and Restated Technology Transfer and License Agreement, dated June 23, 2003, by and between the Registrant and 454 Life Sciences Corporation

10.28	License agreement, dated August 18, 2003, by and between Pyrosequencing AB and 454 Life Sciences Corporation

10.29	Lease, dated January 13, 2004, (Branford) by and between ZFI Group, LLC and the Registrant

10.30	Purchase Agreement dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc.

10.31	Registration Rights Agreement dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser

12.1	Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003

14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).