Form 10-Q
period 2004-03-31
CURAGEN CORP
filed 2004-05-06
CIK 1030653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2004 was 50,006,130.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,328	$42,843
Short-term investments	30,196	72,402
Marketable securities	224,070	228,396

Cash and investments	407,594	343,641
Income taxes receivable	523	429
Other current assets	38	26
Prepaid expenses	2,371	1,757

Total current assets	410,526	345,853

Property and equipment, net	22,661	23,540
Intangible and other assets, net	10,489	7,564

Total assets	$443,676	$376,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,573	$4,661
Accrued expenses	3,863	3,671
Accrued payroll and related items	1,435	1,864
Interest payable	1,849	3,750
Deferred revenue	2,472	3,010
Current portion of obligations under capital leases	57	204
Other current liabilities	2,132	2,383

Total current liabilities	14,381	19,543

Long-term liabilities:
Convertible subordinated debt	240,000	150,000
Accrued long-term liabilities	1,500	1,500

Total long-term liabilities	241,500	151,500

Commitments and contingencies

Minority interest in subsidiary	6,848	8,233

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 49,996,355 shares at March 31, 2004, and 49,896,622 shares at December 31, 2003	500	499
Additional paid-in capital	486,011	485,531
Accumulated other comprehensive income	2,251	1,524
Accumulated deficit	(307,531)	(289,492)
Unamortized stock-based compensation	(284)	(381)

Total stockholders’ equity	180,947	197,681

Total liabilities and stockholders’ equity	$443,676	$376,957

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Collaboration revenue	$1,615	$1,944

Total revenue	1,615	1,944

Operating expenses:
Research and development	15,141	14,460
General and administrative	4,857	4,950

Total operating expenses	19,998	19,410

Loss from operations	(18,383)	(17,466)
Interest income	2,036	2,333
Interest expense	(2,877)	(2,475)
Loss on extinguishment of debt	(294)	—

Loss before income taxes and minority interest in subsidiary loss	(19,518)	(17,608)
Income tax benefit	94	117
Minority interest in subsidiary loss	1,385	1,349

Net loss	$(18,039)	$(16,142)

Basic and diluted net loss per share	$(0.36)	$(0.33)

Weighted average number of shares used in computing basic and diluted net loss per share	49,803	49,159

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,039)	$(16,142)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,583	2,020
Non-monetary compensation	123	240
Stock-based 401(k) employer plan match	244	244
Loss on extinguishment of debt	294	—
Minority interest	(1,385)	(1,349)
Changes in assets and liabilities:
Income taxes receivable	(94)	739
Other current assets	(12)	117
Prepaid expenses	(614)	(610)
Intangible and other assets, net	(22)	(43)
Accounts payable	(2,088)	978
Accrued expenses	192	(691)
Accrued payroll and related items	(429)	(1,508)
Interest payable	(1,901)	(2,250)
Deferred revenue	(538)	208
Other current liabilities	(251)	(314)

Net cash used in operating activities	(21,937)	(18,361)

Cash flows from investing activities:
Acquisitions of property and equipment	(999)	(923)
Payments for intangible assets	(140)	(328)
Loans to employees, net of repayments	(42)	(14)
Net inflows from purchases and maturities of short-term investments	42,206	36,300
Net inflows (outflows) from purchases and maturities of marketable securities	5,053	(17,384)

Net cash provided by investing activities	46,078	17,651

Cash flows from financing activities:
Payments on capital lease obligations	(147)	(499)
Proceeds from exercise of stock options	210	36
Proceeds from issuance of convertible debt	110,000	—
Payment for extinguishment of debt	(20,000)	—
Payments of financing costs	(3,719)	—

Net cash provided by (used in) financing activities	86,344	(463)

Net increase (decrease) in cash and cash equivalents	110,485	(1,173)
Cash and cash equivalents, beginning of period	42,843	68,401

Cash and cash equivalents, end of period	$153,328	$67,228

Supplemental cash flow information:
Interest paid	$4,561	$4,538
Income tax benefit payments received	—	$862

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

The March 31, 2003 and December 31, 2003 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

A summary of total comprehensive loss is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(18,039)	$(16,142)

Other comprehensive loss:
Unrealized gains on securities:
Unrealized holding gains arising during period	865	280
Less: reclassification adjustment for gains included in net loss	138	—

Net unrealized gains on securities	727	280

Total comprehensive loss	$(17,312)	$(15,862)

3.	Stock-Based Compensation

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

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(18,039)	$(16,142)
Stock-based employee compensation expense included in net loss	97	231
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(2,432)	(3,159)

Pro forma net loss	$(20,374)	$(19,070)

Basic and diluted net loss per share:
As reported	$(0.36)	$(0.33)
Pro forma	$(0.41)	$(0.39)

4.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.7 million was paid prior to March 31, 2004. The remaining cash requirements of $1.0 million will be paid through the end of 2008.

5.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical company, dedicated to improving the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of oncology, inflammation, obesity and diabetes, and central nervous system disorders. 454, the Company’s majority-owned subsidiary, is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence—“whole genome sequencing”—of entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. The Company currently exceeds the quantitative thresholds described above governing segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	March 31, 2004	December 31, 2003
Cash and investments:
CuraGen	$387,742	$319,444
454	19,852	24,197

Total	$407,594	$343,641

Total assets:
CuraGen	$434,584	$365,906
454	28,698	33,260
Intercompany eliminations	(19,606)	(22,209)

Total	$443,676	$376,957

	Three Months Ended March 31,
	2004	2003
Revenues:
CuraGen	$1,512	$1,944
454	108	—
Intercompany eliminations	(5)	—

Total	$1,615	$1,944

Operating expenses:
CuraGen	$15,767	$15,966
454	4,231	3,444

Total	$19,998	$19,410

Net loss:
CuraGen	$15,384	$14,118
454	4,040	3,373
Minority interest in subsidiary loss	(1,385)	(1,349)

Total	$18,039	$16,142

Capital expenditures:
CuraGen	$728	$598
454	286	455
Intercompany eliminations	(15)	(130)

Total	$999	$923

Depreciation and amortization:
CuraGen	$1,991	$1,692
454	592	328

Total	$2,583	$2,020

6.	4% Convertible Subordinated Notes Due in 2011

On February 17, 2004, the Company completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $97.0 million. In addition, on March 16, 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing the Company with additional net proceeds of approximately $9.7 million. The notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. Holders may convert their notes into shares of the Company’s common stock at any time prior to maturity or their prior redemption or repurchase by the Company at a conversion price of approximately $9.69 per share of common stock, subject to adjustment in certain circumstances.

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company will pay cash interest on the notes on February 15 and August 15 of each year, beginning on August 15, 2004. Pursuant to the obligations under the convertible subordinated note agreement, the Company filed a registration statement with the Securities and Exchange Commission on March 25, 2004 for the resale of any shares issued as a result of the conversion of the notes.

7.	Extinguishment of Debt

On February 17, 2004, the Company repurchased $20.0 million of its 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction, and in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, in February 2004, the Company recorded a loss of approximately $0.3 million in “Loss on extinguishment of debt”, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of protein, antibody and small molecule therapeutics into clinical development. In 2003, we received U.S. Food and Drug Administration (“FDA”) clearance to conduct Phase I clinical trials for CG53135, a potential protein therapeutic for oral mucositis in cancer patients that are undergoing chemotherapy and radiotherapy. During 2004 we continued to make progress on the development of CG53135 for oral mucositis, including the initiation of an additional clinical study. In April 2004, we initiated an additional Phase I study of CG53135 in cancer patients undergoing bone marrow transplantation which complements the first Phase I study in colorectal cancer patients, since CG53135 is being investigated for the prevention and treatment of oral mucositis in patients with solid tumors, such as colorectal cancer, as well as in patients with hematologic tumors, such as the ones that require bone marrow transplantation. We anticipate that this Phase I study in cancer patients undergoing bone marrow transplantation will help build momentum for a Phase II study in 2004 in this same patient population.

In February 2004, we received orphan drug designation from the FDA for CG53135 in oral mucositis, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In March 2004, we also presented animal model data at the 95th Annual Meeting of the American Association for Cancer Research (AACR) that highlights the potential of this molecule and differentiates it from competing products, by demonstrating that a single dose of CG53135 can protect tissue from radiation injury, which may translate into clinical benefits and enhanced dosing flexibility. The potency of CG53135 is believed to be due to the molecule’s activity on two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining of the mouth and the remainder of a patient’s gastrointestinal tract. CR002, which is the most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, is currently in preclinical development and we anticipate filing an investigational new drug application (“IND”) for, and initiating clinical trials of, CR002 later this year. CR002 is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation that if left untreated could progress to kidney failure. In addition to CG53135 and CR002, we have over 15 potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. Many of the INDs that we anticipate filing in the future will be identified from these programs.

To enable us to focus on our pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in June 2000. This majority-owned subsidiary is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence — “whole genome sequencing” — of entire genomes. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis. Currently, 454 is focusing on the analysis of viruses and bacteria and anticipates that it will begin scaling its technology to further analyze fungi, larger model organisms, human DNA, and other genomic applications during 2004. 454 plans to sell both genomic analysis services and complete genomic analysis systems, including instrumentation, reagents and software to end-users. 454 recognized revenue related to its first genomic analysis services during the first quarter of 2004.

We expect to generate value for our shareholders by developing genomics-based therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: interest income; payments under various collaboration agreements to the extent milestones are met; royalty payments from collaborators under existing or future arrangements (to the extent that we enter into any future arrangements); and 454 service and product revenue (which is expected in 2004, as 454’s technology is commercialized and its applications across the life sciences industry become accepted).

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs identified by our platform as being promising and synergistic with our products and expertise; and 454, as it continues work on the development and commercialization of its technology for whole genome analysis. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued and increasing losses over the next several years, unless we are able to realize additional revenues under existing or new collaboration agreements or through 454’s sales of genomic analysis services and/or complete genomic analysis systems. The timing and amounts of such revenues, if any, cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

The 2003 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in thousands, unless otherwise noted.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, and revenues and expenses, and as such, actual results may differ from our estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the periods ended March 31, 2004 and 2003 (in millions):

	2004	2003	$ Change	% Change
Collaboration revenue	$1.6	$1.9	$(0.3)	(16)%
Research and development expenses	15.1	14.5	0.6	4%
General and administrative expenses	4.8	4.9	(0.1)	(2)%
Interest income	2.0	2.3	(0.3)	(1)%
Interest expense	2.9	2.4	0.5	21%
Loss on extinguishment of debt	0.3	—	0.3	*
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	1.4	1.4	—	—

Net loss	18.0	16.1	1.9	12%

*	Less than 1%

Collaboration revenue. The decrease in collaboration revenue for the three months ended March 31, 2004 was primarily a result of a decline in revenue recognized from various strategic alliances and the on-going change in our business strategy, which is to commercialize therapeutics from our development pipeline, rather than focusing on short-term revenue generating service-based collaborations. We expect that 2004 collaboration revenue will remain fairly constant as compared to 2003, reflecting continued progress of the Bayer alliance and various other collaborations, as well as the inclusion of nominal revenues expected from the commercialization of 454’s new technology.

Research and development expenses.

The following table sets forth a comparison of research and development expenses by segment, for the periods ended March 31, 2004 and 2003 (in millions):

	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$12.0	11.7	0.3	3%
454	3.1	2.8	0.3	11%

Total	15.1	14.5

The increase in research and development expenses for CuraGen for the three months ended March 31, 2004 was primarily due to an increase in contractual services related to our preclinical studies and clinical trials, offset by a reduction of prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for the Abgenix collaboration. We anticipate that research and development expenses will increase in 2004 as we continue to advance our pipeline of protein, antibody, and small molecule therapeutics.

The increase in research and development expenses for 454 for the three months ended March 31, 2004 was primarily due to increased personnel costs and depreciation expense associated with developing a measurement service center and manufacturing capabilities in connection with the preparation for commercialization of 454’s technology. We anticipate that 454’s research and development expenses will continue to increase in 2004 in connection with further improvements of its technology.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2004 remained relatively consistent with the same period in 2003. General and administrative expenses are expected to increase slightly in 2004.

Interest income. Interest income for the three months ended March 31, 2004 decreased primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003 and a portion of the first quarter of 2004. We earned an average yield of 2.0% in the first quarter of 2004 as compared to 2.4% in the first quarter of 2003. During 2004, we anticipate that interest income will decrease by approximately $1.0 million as compared to 2003, as a result of the utilization of cash and investment balances in the normal course of operations and the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, offset by the receipt of net proceeds of approximately $106.0 million from our 4% convertible subordinated notes due in 2011. However, in the event that later in 2004 we use cash to repay a portion of our remaining existing debt due in 2007, our anticipation of the decrease in interest income for 2004 will differ accordingly. During the remainder of 2004, we expect the yields in our investment portfolio to be consistent with the first quarter of 2004.

Interest expense. We expect interest expense to increase to approximately $13.0 million during 2004, attributable to the interest to be paid semi-annually to the holders of our $110.0 million 4% convertible subordinated notes due in 2011, offset by a decrease in interest expense related to the repurchase of $20.0 million of the 6% convertible subordinated debentures due in 2007.

Loss on extinguishment of debt. In February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction, and in accordance with SFAS 145, we recorded a loss of approximately $0.3 million in “Loss on extinguishment of debt”, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three months ended March 31, 2004 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) remained consistent with the same period in 2003. During 2004, losses attributed to the minority ownership in 454 are expected to remain fairly constant as compared to 2003, as 454 continues to make progress towards commercializing and developing new technologies.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through public equity offerings, private placements of equity securities, convertible subordinated debt offerings, revenues received under our collaborative research agreements and government grants, capital leases and exercises of stock options. On February 17, 2004, we completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011, and received net proceeds of approximately $97.0 million. In addition, on March 16, 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing us with additional net proceeds of approximately $9.7 million. On February 17, 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As of March 31, 2004, we had recognized $107.6 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At March 31, 2004, our gross investment in lab and office equipment, computers, land and leasehold improvements was $48.0 million, and equipment with a gross book value of $1.0 million secured our capital lease facilities. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the quarter ended March 31, 2004, using the direct cash flow method (in millions):

Cash received from collaborators	$1.1
Cash paid to suppliers and employees	(20.3)
Restructuring and related charges paid	(0.2)
Interest income received	2.0
Interest expense paid	(4.5)

Net cash and investments used in operating activities	(21.9)

Cash paid to acquire property and equipment, net of sales proceeds	(1.0)
Cash paid to acquire intangible assets	(0.2)

Net cash and investments used in investing activities	(1.2)

Cash paid for principal portion of capital leases	(0.1)
Cash received from issuance of convertible debt, net of financing costs	106.3
Cash paid for extinguishment of debt	(20.0)
Cash received from employee stock option exercises	0.2

Net cash and investments provided by financing activities	86.4

Unrealized gain on marketable securities	0.7

Net increase in cash and investments	64.0
Cash and investments, beginning of period	343.6

Cash and investments, end of period	$407.6

The increase in cash and investments during the first quarter of 2004 was primarily a result of the receipt of net proceeds of approximately $106.7 million from our 4% convertible subordinated notes due in 2011, offset by the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, additional operating losses in support of our research and development activities, and acquisitions of additional property and equipment and intangible assets.

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

Uses of Liquidity. Throughout 2004, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: personnel costs; supplies and reagents; clinical trial related costs such as contractual services and manufacturing costs; and capital expenditures. These costs will be incurred primarily in connection with the following preclinical and clinical efforts: ongoing clinical trial costs and anticipated Phase II manufacturing costs beginning in 2004 on our protein therapeutic CG53135 in the area of oral mucositis; costs related to our manufacturing agreement with Abgenix for CR002; toxicology costs to support our planned submission of an IND for CR002; preclinical and clinical costs in connection with the use of our protein therapeutic CG53135 to treat alternative clinical indications; external programs identified by our platform as being promising and synergistic with our products and expertise; and legal expenses in support of the continued protection of our intellectual property portfolio. In addition, we expect that payment of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a significant use of liquidity.

Depending on market and other conditions, from time to time, we may repurchase a portion of the remainder of our existing notes due in 2007 in open market purchases, in privately negotiated transactions, or otherwise. In addition, we will use cash and investments for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use such funds effectively could have a material adverse effect on our business, results of operations and financial condition. We anticipate that we will also incur significant capital expenditures in 2004, primarily for the expansion of our existing protein production laboratory facilities, in addition to the purchase of equipment and leasehold improvements at both our and 454’s research facilities and administrative offices.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of our remaining $130.0 million of 6% convertible subordinated debentures due February 2, 2007 and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing of pharmaceutical products; costs incurred in enforcing and defending our patent claims and other intellectual property rights; and potential future acquisitions of complementary businesses or technologies.

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

Minority Interest in Subsidiary

As of March 31, 2004, minority interest in subsidiary was $6.8 million. Minority interest in subsidiary is related to 454 and reflects the minority shareholders’ capitalization, less a gain recognition of $3.9 million as a result of our contribution of technology to 454 in 2000, and less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to remain fairly constant during 2004, as 454 continues to make progress towards commercializing and developing new technologies.

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our ability to pay the remaining cash requirements of $1.0 million through the end of 2008 as part of our June 2003 restructuring plan, (ii) our expectation that our Phase I study of CG53135 in cancer patients undergoing bone marrow transplantation will help build momentum for a Phase II study in 2004 in this same patient population, (iii) our expectation of filing an investigational new drug application (“IND”) for, and initiating clinical trials of, CR002 later this year, (iv) our expectation that many of the INDs that we plan to file in the future will be identified from our animal studies, (v) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis, (vi) the ability of 454 to scale its technology to further analyze fungi, larger model organisms, human DNA, and other genomic applications during 2004, (vii) the ability of 454 to sell both genomic analysis services and complete genomic analysis systems, including instrumentation, reagents and software to end-users, (viii) the ability of 454 to generate product revenue in 2004, (ix) our ability to generate value for our shareholders by focusing our resources on developing genomics-based therapeutics to improve the lives of patients, (x) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline, (xi) our expectation to continue to incur substantial expenses relating to our research and development efforts, (xii) our expectation that 2004 collaboration revenue will remain fairly constant as compared to 2003, (xiii) our expectation that research and development expenses will continue to increase in 2004, (xiv) our expectation that general and administrative expenses will increase slightly in 2004, (xv) our expectation that interest income will decrease by approximately $1.0 million overall as compared to 2003, (xvi) our expectation that the 2004 yields in our investment portfolio will be consistent with the first quarter of 2004, (xvii) our expectation that interest expense will increase to approximately $13.0 million during 2004, (xviii) our expectation that losses attributed to the minority ownership in 454 will remain fairly constant as compared to 2003, (xix) our plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline throughout 2004, (xx) our expectation that we will incur significant capital expenditures in 2004, primarily for the expansion of our existing protein production laboratory facilities, in addition to the purchase of equipment and leasehold improvements at both our and 454’s research facilities and administrative offices, and (xxi) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the cautionary information set forth under the heading Risk Factors below. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that such product is both effective and safe for use in humans. Preclinical drug candidate testing and clinical drug trials can often go on for an undetermined period of time in the sense that testing and trials are continually monitored, with each test or trial considered “complete” only when sufficient data has been accumulated to assess whether the next phases are warranted or whether the effort should be abandoned. Many factors may delay the commencement and speed of completion of preclinical drug candidate testing and clinical drug trials, including the size and number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trials are conducted, and the length of time required to locate and enroll suitable patient subjects. We will incur substantial expense for, and devote a significant amount of time to, these studies.

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

We are highly dependent on the principal members of our management and scientific staff, including Jonathan M. Rothberg, Ph.D., our Chief Executive Officer, President and Chairman of the Board; David M. Wurzer, Executive Vice President, Treasurer and Chief Financial Officer; Christopher K. McLeod, Executive Vice President; Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer; and Richard F. Begley, Ph.D., President and Chief Executive Officer of 454. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We have entered into employment agreements with all of the principal members of our management and scientific staff. We maintain key person life insurance on the life of Dr. Rothberg in the amount of $2.0 million. Our future success also will depend in part on the continued services of our key scientific and management personnel and our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

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

Our business and competitive position depends on our ability to protect our products, processes and technologies. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had approximately 580 patent applications pending covering novel genes and gene transcripts, as well as our products, processes and technologies with the USPTO, and had filed numerous corresponding international and foreign patent applications. As of the date of this report, we had been issued approximately 60 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

The technology platform of 454, our majority-owned subsidiary, is still in development and 454 has not had significant sales of its services or products. 454 may not be able to continue to successfully develop or commercialize the 454 technology platform. The success of commercialization of the 454 technology platform depends on many factors, including:

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

Many of the organizations competing with 454 potentially have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s potential competitors include:

•	Applied Biosystems;

•	GE Healthcare (formerly Amersham Biosciences);

•	Affymetrix;

•	Perlegen; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $74.5 million in 2003, $90.4 million in 2002 and $42.9 million in 2001, and as of March 31, 2004 had an accumulated deficit of $307.5 million.

Our quarterly operating results have fluctuated greatly and may continue to do so.

Our operating results have fluctuated on a quarterly basis. We expect that losses will continue to fluctuate from quarter to quarter and that these fluctuations may be substantial. Our results of operations are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our services;

•	the nature, pricing and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	losses and expenses related to our investments;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter into.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, fluctuations in quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the first quarter of 2004, the closing sale price of our stock ranged from a high of $9.46 per share to a low of $5.77 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of March 31, 2004, we had total consolidated debt of $241.5 million; and for the year ended December 31, 2003, we had a deficiency of earnings available to cover fixed charges of $80.6 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011. At March 31, 2004, $240.0 million of those notes remained outstanding. The following table shows, as of March 31, 2004, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2004	$6.1
2005	12.2
2006	12.2
2007	8.3
2008	4.4
Thereafter	11.0

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $135.4 million at March 31, 2004 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

In February 2004, in connection with the sale of our 4% convertible subordinated notes due in 2011, we incurred an additional $100.0 million of indebtedness. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due in 2011, providing us with additional net proceeds of approximately $9.7 million. As a result of this indebtedness of $110.0 million, our interest payment obligations amount to $4.4 million per year. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

These notes, due in 2007 and in 2011, are effectively subordinated to all of our secured indebtedness and all indebtedness of our subsidiaries. These notes are our general unsecured obligations and are not guaranteed by any of our subsidiaries. Accordingly, these notes are effectively subordinated to all of our current and future secured indebtedness to the extent of the assets securing the indebtedness. Furthermore, our right to receive any distribution of assets of any subsidiary upon that subsidiary’s liquidation, reorganization or otherwise, is subject to the prior claims of creditors of that subsidiary, except to the extent we also are recognized as a creditor of that subsidiary. As a result, these notes are effectively subordinated to the claims of such creditors.

There are no restrictive covenants in our indentures relating to our ability to incur future indebtedness.

The indentures governing our notes due in 2007 and in 2011 do not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. We may therefore incur additional debt, including secured indebtedness senior to these notes. As part of our growth strategy, we potentially may use proceeds from the 2004 offering to finance future acquisitions of complementary businesses or technologies, which may cause us or our subsidiaries to incur significant indebtedness to which these notes would be subordinate.

These notes, due in 2007 and in 2011, are obligations exclusively of CuraGen Corporation. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on these notes or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.

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

In certain circumstances involving a change in control, we may be required to repurchase some or all of the notes due in 2007. In certain circumstances involving a fundamental change, we may be required to repurchase some or all of the notes due in 2011. We cannot be certain that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the notes. Our ability to repurchase the notes in such event may be limited by law, by the indenture and by such indebtedness and agreements as may be entered into, replaced, supplemented or amended from time to time.

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

Part II - Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 17, 2004, we sold $100.0 million aggregate principal amount of convertible subordinated notes due in 2011, bearing an interest rate of 4%, pursuant to the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, and received net proceeds from the sale of approximately $97.0 million. In addition, on March 16, 2004, the initial purchaser exercised its option to purchase an additional $10.0 million of 4% convertible subordinated notes due in 2011, pursuant to the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, providing us with additional net proceeds of approximately $9.7 million. These securities were sold exclusively to qualified institutional buyers and are convertible into our common stock at a conversion price of $9.69 per share, subject to adjustment in certain circumstances.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 10.1	1997 Employee, Director and Consultant Stock Plan, as amended and restated through March 24, 2004.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

B.	Reports on Form 8-K

On February 6, 2004 we furnished a report on Form 8-K under Item 12, “Results of Operations and Financial Condition”, announcing financial results for the quarter and year ended December 31, 2003 and guidance on our business and financial outlook for the current year.

On February 10, 2004 we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing our intent to offer, subject to market and other conditions, $75.0 million aggregate principal amount of convertible subordinated notes due in 2011 in a private placement pursuant to Rule 144A under the Securities Act.

On February 12, 2004 we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing the pricing of a private placement of $100.0 million aggregate principal amount of convertible subordinated notes due in 2011, bearing an interest rate of 4%, pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 26, 2004 we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing that the U.S. Food and Drug Administration granted orphan drug designation to CG53135 for the treatment of radiation induced oral mucositis.

On March 17, 2004 we furnished a report on Form 8-K under Item 9, “Regulation FD Disclosure”, announcing the sale of an additional $10.0 million aggregate principal amount of convertible subordinated notes due in 2011, bearing an interest rate of 4%, to certain initial purchasers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004	CuraGen Corporation

	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	1997 Employee, Director and Consultant Stock Plan, as amended and restated through March 24, 2004.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).