Form 10-K/A
period 2003-12-31
CURAGEN CORP
filed 2004-06-16
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment is to amend and restate in its entirety Item 7 of our Form 10-K for the fiscal year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received from the Securities and Exchange Commission. This amendment to our Form 10-K does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-K as originally filed or the exhibits filed therewith.

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

Research and development expenses.

The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002	$ Change	% Change
Research and development expenses:
CuraGen	$52.6	$73.3	(20.7)	(28)%
454	11.9	8.3	3.6	43%

Total	$64.5	$81.6

Research and development expenses consist primarily of salary and benefits, supplies and reagents, contractual services, and facility costs. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform. However, once we receive FDA clearance to conduct a Phase I clinical trial for a therapeutic, we begin to track the direct research and development costs associated with that clinical candidate. As of December 31, 2003, we had incurred approximately $6.2 million of direct research and development expenses related to our initial clinical candidate, CG53135, for which we received FDA clearance to commence a Phase I clinical trial for oral mucositis in March 2003. Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2003 and 2002 into the major categories mentioned above (in millions):

	2003	2002	$ Change	% Change
Salary and benefits	$24.6	$31.3	$(6.7)	(21)%
Supplies and reagents	12.5	15.1	(2.6)	(17)%
Contractual services	12.6	19.2	(6.6)	(34)%
Depreciation and amortization	5.5	5.9	(0.4)	(7)%
Overhead	9.3	10.1	(0.8)	(8)%

Total research and development expenses	$64.5	$81.6

The decrease in research and development expenses for the year ended December 31, 2003 was primarily due to implementation of corporate restructuring plans in late 2002 and mid 2003, intended to reduce overall costs and focus resources on prioritizing, selecting and advancing our most promising product candidates. We anticipate that research and development expenses, particularly in connection with our preclinical and clinical candidates, will increase approximately 5% in 2004 over the 2003 amounts, as we continue to advance our pipeline of protein, antibody, and small molecule therapeutics, and as expenses increase in preparation for, and in connection with, the expected commercialization of 454’s technology.

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to CG53135, we may not be successful in developing or commercializing CG53135 or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently reliably estimate when, if ever, our product candidates will generate revenue and cash flows.

Completion of research and development, preclinical testing and clinical trials may take many years. Estimates of completion periods for any of our major research and development projects are highly speculative and variable, depending on the nature of the disease indication, how common it is among the general populace, and the results of the research. For example, preclinical testing and clinical trials can often go on for an indeterminate period of time since the results of tests are continually monitored, with each test considered “complete” only when sufficient data has been accumulated to assess whether the next phases are warranted or whether the effort should be abandoned. Typically, Phase I clinical trials are expected to last between 12 and 24 months, Phase II clinical trials are expected to last between 24 and 36 months and Phase III clinical trials are expected to last between 24 and 60 months. The most significant time and costs associated with clinical development are the Phase III trials as they tend to be the longest and most comprehensive studies conducted during the drug development process.

In addition, many factors may delay the commencement and speed of completion of preclinical testing and clinical trials, including the number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trials are conducted, and the length of time required to locate and enroll suitable patient subjects. The successful completion of our development programs and the successful development of our product candidates are highly uncertain and are subject to numerous challenges and risks. Therefore, we cannot presently estimate anticipated completion dates for any of our projects. See also “Risks Related to Our Business.”

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and our ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors section under the headings “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing product candidate, CG53135, and future product development candidates, may have a significant impact on our capital requirements.

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

Restructuring and related charges. Restructuring and related charges of approximately $2.9 million were incurred in the second quarter of 2003 as a part of our June 2003 corporate restructuring plan which was intended to focus resources on continuing to advance our pipeline of therapeutics into preclinical and clinical development. In connection with the 2003 restructuring plan, we incurred $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2003. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.4 million were paid prior to December 31, 2003. The remaining cash requirements of $1.3 million will be paid through the end of 2008. The components of our 2002 restructuring charges are set forth on page 16.

Interest income. Interest income for the year ended December 31, 2003 decreased primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003. We earned an average yield of 2.3% in 2003 as compared to 2.7% in 2002. During 2004, we anticipate that interest income will increase as compared to 2003, as a result of the receipt of net proceeds of approximately $97.0 million from our 4% convertible subordinated notes due 2011, which we issued on February 17, 2004, offset by the utilization of cash and investment balances in the normal course of operations. In 2004, we expect the yields in our investment portfolio to be consistent with 2003. However, in the event that in 2004 we use a portion of the net proceeds of the debt offering due 2011 to repay our existing debt due 2007, our anticipation of an increase in interest income for 2004 will differ accordingly.

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

Research and development expenses.

The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2002 and 2001 (in millions):

	2002	2001	$ Change	% Change
Research and development expenses:
CuraGen	$73.3	$62.3	11.0	18%
454	8.3	3.6	4.7	131%

Total	$81.6	$65.9

Research and development expenses consisted primarily of salary and benefits, supplies and reagents, contractual services, and facility costs. We budget and monitor our research and development costs by type or category, and below is a summary that reconciles our total research and development expenses for the years ended December 31, 2002 and 2001 into the major categories mentioned above (in millions):

	2002	2001	$ Change	% Change
Salary and benefits	$31.3	$24.5	$6.8	28%
Supplies and reagents	15.1	17.2	(2.1)	(12)%
Contractual services	19.2	13.0	6.2	48%
Depreciation and amortization	5.9	4.7	1.2	26%
Overhead	10.1	6.5	3.6	55%

Total research and development expenses	$81.6	$65.9

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

The technology platform of 454, our majority-owned subsidiary (see “Business – 454 Life Sciences Corporation”), is still in development and 454 has not had significant sales of its services or products. 454 may not be able to continue to successfully develop or commercialize the 454 technology platform. The success of commercialization of the 454 technology platform depends on many factors, including:

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

We have a diversified portfolio of investments of which $196.6 million at December 31, 2003 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

These notes, due in 2007 and 2011, are obligations exclusively of CuraGen Corporation. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on these notes or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.

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

Dated: June 16, 2004	CuraGen Corporation

	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice President,
Chief Financial Officer and Treasurer