Form 10-Q/A
period 2004-03-31
CURAGEN CORP
filed 2004-06-16
CIK 1030653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment is to amend and restate in its entirety Item 2 of our Form 10-Q for the quarter ended March 31, 2004 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received from the Securities and Exchange Commission. This amendment to our Form 10-Q does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-Q as originally filed or the exhibits filed therewith.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2003, and in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

The following table sets forth a comparison of research and development expenses by segment, for the periods ended March 31, 2004 and 2003 (in millions):

	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$12.0	$11.7	0.3	3%
454	3.1	2.8	0.3	11%

Total	$15.1	$14.5

Research and development expenses consist primarily of salary and benefits, supplies and reagents, contractual services, and facility costs. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform. However, once we receive FDA clearance to conduct a Phase I clinical trial for a therapeutic, we begin to track the direct research and development costs associated with that clinical candidate. As of March 31, 2004, we had incurred approximately $8.8 million of direct research and development expenses related to our initial clinical candidate, CG53135, for which we received FDA clearance to commence a Phase I clinical trial for oral mucositis in March 2003. Below is a summary that reconciles our total research and development expenses for the periods ended March 31, 2004 and 2003 into the major categories mentioned above (in millions):

	2004	2003	$ Change	% Change
Salary and benefits	$6.0	$6.5	$(0.5)	(8)%
Supplies and reagents	2.9	2.4	0.5	21%
Contractual services	2.5	2.1	0.4	19%
Depreciation and amortization	1.6	1.3	0.3	23%
Overhead	2.1	2.2	(0.1)	(5)%

Total research and development expenses	$15.1	$14.5

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