Form 10-Q
period 2004-06-30
CURAGEN CORP
filed 2004-08-06
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s common stock as of July 30, 2004 was 50,084,106.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,926	$42,843
Short-term investments	109,321	72,402
Marketable securities	210,863	228,396

Cash and investments	375,110	343,641
Income taxes receivable	613	429
Other current assets	104	26
Prepaid expenses	2,464	1,757

Total current assets	378,291	345,853

Property and equipment, net	22,132	23,540
Intangible and other assets, net	15,082	7,564

Total assets	$415,505	$376,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,213	$4,661
Accrued expenses	5,310	3,671
Accrued payroll and related items	1,857	1,864
Interest payable	4,875	3,750
Deferred revenue	2,674	3,010
Current portion of obligations under capital leases	—	204
Other current liabilities	1,944	2,383

Total current liabilities	18,873	19,543

Long-term liabilities:
Convertible subordinated debt	240,000	150,000
Accrued long-term liabilities	1,514	1,500

Total long-term liabilities	241,514	151,500

Commitments and contingencies

Minority interest in subsidiary	5,438	8,233

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 50,068,232 shares at June 30, 2004, and 49,896,622 shares at December 31, 2003	501	499
Additional paid-in capital	486,345	485,531
Accumulated other comprehensive (loss) income	(1,256)	1,524
Accumulated deficit	(335,723)	(289,492)
Unamortized stock-based compensation	(187)	(381)

Total stockholders’ equity	149,680	197,681

Total liabilities and stockholders’ equity	$415,505	$376,957

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Grant revenue	$358	$—	$358	$—
Collaboration revenue	916	1,695	2,531	3,639

Total revenue	1,274	1,695	2,889	3,639

Operating expenses:
Grant research	100	—	100	—
Research and development	24,591	18,388	39,732	32,848
General and administrative	4,946	4,823	9,803	9,773
Restructuring and related charges	—	2,888	—	2,888

Total operating expenses	29,637	26,099	49,635	45,509

Loss from operations	(28,363)	(24,404)	(46,746)	(41,870)
Interest income	2,016	2,078	4,052	4,411
Interest expense	(3,345)	(2,464)	(6,222)	(4,939)
Loss on extinguishment of debt	—	—	(294)	—

Loss before income taxes and minority interest in subsidiary loss	(29,692)	(24,790)	(49,210)	(42,398)
Income tax benefit (expense)	90	(117)	184	—
Minority interest in subsidiary loss	1,410	1,480	2,795	2,829

Net loss	$(28,192)	$(23,427)	$(46,231)	$(39,569)

Basic and diluted net loss per share	$(0.57)	$(0.48)	$(0.93)	$(0.80)

Weighted average number of shares used in computing basic and diluted net loss per share	49,875	49,234	49,839	49,195

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(46,231)	$(39,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,875	4,132
Non-monetary compensation	233	487
Stock-based 401(k) employer plan match	405	423
Loss on extinguishment of debt	294	—
Minority interest	(2,795)	(2,829)
Changes in assets and liabilities:
Income taxes receivable	(184)	856
Other current assets	(78)	139
Prepaid expenses	(707)	512
Intangible and other assets, net	(25)	5
Accounts payable	(2,448)	1,954
Accrued expenses	1,639	47
Accrued payroll and related items	(7)	(80)
Interest payable	1,125	—
Deferred revenue	(336)	(292)
Other current liabilities	(439)	2,301
Accrued long-term liabilities	14	—

Net cash used in operating activities	(44,665)	(31,914)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,155)	(3,278)
Acquisitions of non-perpetual licenses	(302)	(491)
Loans to employees, net of repayments	(40)	17
Convertible loan to collaborator	(5,000)	—
Net (outflows) inflows from purchases and maturities of short-term investments	(36,918)	66,274
Net inflows (outflows) from purchases and maturities of marketable securities	14,752	(36,803)

Net cash (used in) provided by investing activities	(29,663)	25,719

Cash flows from financing activities:
Payments on capital lease obligations	(204)	(1,076)
Proceeds from exercise of stock options	372	197
Proceeds from issuance of convertible debt	110,000	—
Payment for extinguishment of debt	(20,000)	—
Payment of financing costs	(3,757)	(12)
Payment of stock issuance costs	—	(1)

Net cash provided by (used in) financing activities	86,411	(892)

Net increase (decrease) in cash and cash equivalents	12,083	(7,087)
Cash and cash equivalents, beginning of period	42,843	68,401

Cash and cash equivalents, end of period	$54,926	$61,314

Supplemental cash flow information:
Interest paid	$4,589	$4,562

Income tax benefit payments received	$—	$862

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements of CuraGen Corporation and subsidiary (the “Company”) include CuraGen Corporation (“CuraGen”) and its majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The June 30, 2003 and December 31, 2003 consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

A summary of total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(28,192)	$(23,427)	$(46,231)	$(39,569)
Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(3,507)	58	(2,780)	339
Reclassification adjustment for losses (gains) included in net loss	94	31	(37)	73

Net unrealized (losses) gains on securities	(3,413)	89	(2,817)	412

Total comprehensive loss	$(31,605)	$(23,338)	$(49,048)	$(39,157)

3.	Stock-Based Compensation

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

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(28,192)	$(23,427)	$(46,231)	$(39,569)
Stock-based employee compensation expense included in net loss	97	231	194	462
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(2,355)	(3,100)	(4,767)	(6,200)

Pro forma net loss	$(30,450)	$(26,296)	$(50,804)	$(45,307)

Basic and diluted net loss per share:
As reported	$(0.57)	$(0.48)	$(0.93)	$(0.80)
Pro forma	$(0.61)	$(0.53)	$(1.02)	$(0.92)

4.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.9 million was paid prior to June 30, 2004. The remaining cash requirements of $0.8 million will be paid through the end of 2008.

5.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical development company, dedicated to improving the lives of patients by developing a pipeline of novel protein, antibody, and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes. 454, the Company’s majority-owned subsidiary, is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence - “whole genome sequencing”- of entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. The Company currently exceeds the quantitative thresholds described above governing segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	June 30, 2004	December 31, 2003
Cash and investments:
CuraGen	$358,855	$319,444
454	16,255	24,197

Total	$375,110	$343,641

Total assets:
CuraGen	$407,389	$365,906
454	24,983	33,260
Intercompany eliminations	(16,867)	(22,209)

Total	$415,505	$376,957

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
CuraGen	$924	$1,695	$2,436	$3,639
454	510	—	613	—
Intercompany eliminations	(160)	—	(160)	—

Total	$1,274	$1,695	$2,889	$3,639

Operating expenses:
CuraGen	$25,111	$22,347	$40,877	$38,312
454	4,686	3,752	8,918	7,197
Intercompany eliminations	(160)	—	(160)	—

Total	$29,637	$26,099	$49,635	$45,509

Net loss:
CuraGen	$25,487	$21,208	$40,870	$35,326
454	4,115	3,699	8,156	7,072
Minority interest in subsidiary loss	(1,410)	(1,480)	(2,795)	(2,829)

Total	$28,192	$23,427	$46,231	$39,569

Capital expenditures:
CuraGen	$869	$1,969	$1,598	$2,567
454	288	386	573	841
Intercompany eliminations	(1)	—	(15)	(130)

Total	$1,156	$2,355	$2,156	$3,278

Depreciation and amortization:
CuraGen	$1,687	$1,746	$3,679	$3,441
454	604	363	1,196	691

Total	$2,291	$2,109	$4,875	$4,132

6.	4% Convertible Subordinated Notes Due in 2011

On February 17, 2004, the Company completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $96.5 million. In addition, on March 16, 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing the Company with additional net proceeds of approximately $9.7 million. The notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The notes are convertible by the holders of the notes into the Company’s common stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 103.2429 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $9.69 per share of common stock, or a total of 11,356,719 shares of common stock issuable upon conversion of the notes.

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company will pay cash interest on the notes on February 15 and August 15 of each year, beginning on August 15, 2004. Pursuant to the obligations under the convertible subordinated note agreement, the Company filed a registration statement with the Securities and Exchange Commission on March 25, 2004 to register the resale of any shares issued as a result of the conversion of the notes. The SEC declared such registration statement effective on June 30, 2004.

7.	TopoTarget A/S Collaboration and License Agreement

On June 3, 2004, the Company and TopoTarget A/S (“TopoTarget”) entered into a license and collaboration agreement to develop and commercialize PXD101, a novel histone deacetylase (“HDAC”) inhibitor for the treatment of solid and hematological cancers, which is currently in a Phase I clinical trial in patients with advanced solid and hematological tumors. The two companies will also work together to identify additional candidates from TopoTarget’s HDAC inhibitor library for clinical development in the treatment of cancer and inflammatory diseases. Under the terms of the agreement, the Company is acquiring exclusive rights to develop, and commercialize PXD101 in North America, Asia and all other markets excluding Europe. TopoTarget will retain commercialization rights in Europe.

Under the financial terms of the agreement, during the second quarter of 2004, the Company paid a $5.0 million perpetual license fee to TopoTarget, which was fully expensed during the second quarter of 2004, pursuant to the Company’s accounting policies. In addition, during the second quarter of 2004 the Company made a $5.0 million equity investment in TopoTarget, which is included in Intangible and other assets, net on the June 30, 2004 balance sheet, was recorded as a Convertible Loan Receivable and is due May 10, 2009, unless TopoTarget completes an Initial Public Offering (“IPO”), at which time the Company must convert the loan into common stock at the IPO subscription price. The loan began accruing interest quarterly on June 30, 2004, at an annual rate of 6% and such interest will be added to the principal amount of the loan on a quarterly basis if not paid by TopoTarget. In addition, the principal amount of the loan (plus any interest that has accrued and been added to the principal balance) may not be repaid prior to May 10, 2009, except with the Company’s consent or if TopoTarget becomes insolvent. If TopoTarget does not complete an IPO prior to January 1, 2009, then the Company shall be obligated to convert the loan at the first subscription price after January 1, 2005 in connection with a subscription for TopoTarget securities of more than $5.0 million.

TopoTarget is expected to receive royalties from the Company based on sales of PXD101 outside of Europe, and the Company is expected to receive reciprocal royalties from TopoTarget based on sales of PXD101 in Europe. The Company will fund the global development of PXD101. In addition, the Company has an option to select additional HDAC compounds from TopoTarget for clinical development in oncology and other indications for a take-up fee not to exceed $1.0 million and up to $30.0 million in milestone payments based on successful development, regulatory approval, and commercialization of each additional product. TopoTarget has the option to fund a portion of the global development of PXD101 and additional products in exchange for higher royalties. Potential payments to TopoTarget from the Company based on the successful development and commercialization of PXD101, and two additional HDAC inhibitor products, could exceed $100.0 million.

8.	Seattle Genetics, Inc. Collaboration Agreement

On June 18, 2004, the Company and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary Antibody-Drug Conjugate (“ADC”) technology for use with the Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2.0 million for access to the ADC technology for use in one of its proprietary antibody programs. This upfront perpetual license fee was fully expensed during the second quarter of 2004, pursuant to the Company’s accounting policies.

The Company also has an option to access Seattle Genetics’ ADC technology for a second CuraGen proprietary antibody program in exchange for payment of an additional fee. Under the terms of the multi-year agreement, Seattle Genetics may receive up to $28.0 million in milestone payments assuming successful development of two antibody therapeutics employing ADC technology and will receive royalties on net sales of any resulting products. The Company is responsible for research, product development, manufacturing and commercialization of all products under the collaboration, and will pay maintenance and material supply fees as well as research support payments for any assistance provided by Seattle Genetics in developing ADC products.

9.	Grant Award

In May 2004, 454 received a two-year, $2.4 million federal grant from the National Human Genome Research Institute, one of the National Institutes of Health. The grant, entitled “Massively Parallel High Throughput, Low Cost Sequencing” will partially fund the scale up of 454’s technology toward sequencing larger genomes. The grant also allowed 454 to recover all expenses incurred after February 2004 that were directly related to the research outlined in the grant award. During the second quarter of 2004, 454 recognized $0.4 million of grant revenue and $0.1 million of grant research expenses. The grant is subject to review and audit by the federal government and any such audit could lead to requests for reimbursement for any expenditure disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Overview

We are a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

We have taken a systematic approach to identifying and validating the most promising therapeutic targets from the human genome that are both applicable and amenable to drug development. We use internal resources to develop our potential protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects, Bayer AG (“Bayer”) to support small molecule projects for obesity and diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects.

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody and small molecule therapeutics into clinical development. In 2003, we initiated a Phase I trial on CG53135 after receiving U.S. Food and Drug Administration (“FDA”) clearance. CG53135 is being investigated as a potential protein therapeutic for oral mucositis (“OM”) in cancer patients that are undergoing chemotherapy and radiotherapy. During 2004, we continued to make progress on the development of CG53135 for OM, including the initiation of an additional Phase I study in cancer patients undergoing bone marrow transplantation which complements the first Phase I study in colorectal cancer patients, since CG53135 is being investigated for the prevention and treatment of OM in patients with solid tumors, such as colorectal cancer, as well as in patients with hematological tumors, such as the ones that require bone marrow transplantation. We anticipate that this Phase I study in cancer patients undergoing bone marrow transplantation will help build momentum to initiate a Phase II study in 2004 in this same patient population.

In February 2004, we received orphan drug designation from the FDA for CG53135 in OM, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In June 2004, we presented animal model data at the 16th Annual International Symposium on Supportive Care in Cancer held by the Multinational Association of Supportive Care in Cancer that highlights the potential of this molecule and differentiates it from competing products. The data demonstrates that a single-dose of CG53135 administered to patients exposed to chemotherapy but before the development of active OM reduces the severity and duration of subsequent OM; and that administration of CG53135 to animals with active OM resulted in a significant reduction in the number of days and severity of OM. This preclinical data supports the Company’s strategy to investigate CG53135 as a single dose agent for the prevention of OM and as a treatment for active OM. The potency of CG53135 is believed to be due to the molecule’s activity on two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining of the mouth and the remainder of a patient’s gastrointestinal tract.

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 is one of the most advanced HDAC inhibitors in development and will be investigated as a potential treatment of both solid and hematological cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to their extensive library of HDAC inhibitor candidates. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance. A Phase I clinical trial evaluating PXD101 in patients with solid tumors was initiated in October 2003. A second Phase I clinical trial was initiated in June 2004 to evaluate the safety and potential efficacy of PXD101 in patients with hematological cancers. We anticipate that PXD101 will transition to Phase II in the first half of 2005.

CR002, which is the most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, is currently in preclinical development and we anticipate initiating clinical trials of CR002 later this year.

CR002 is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation that, if left untreated, could progress to kidney failure. In addition to CG53135, PXD101, and CR002, we have over 10 potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. Many of the investigational new drug applications (“INDs”) that we anticipate filing in the future will be identified from these programs.

To enable us to focus on our drug pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in June 2000. This majority-owned subsidiary is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence — “whole genome sequencing” — of entire genomes. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis. Currently, 454 is focusing on the analysis of viruses and bacteria and, with the support of a $2.4 million grant from the National Human Genome Research Institute, will begin scaling its technology to further analyze fungi, larger model organisms, human DNA, and other genomic applications during 2004. 454 plans to sell both genomic analysis services and complete genomic analysis systems, including instrumentation, reagents and software to end-users. 454 recognized revenue related to its first genomic analysis services during the first quarter of 2004.

We expect to generate value for our shareholders by developing genomics-based therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: interest income; payments under various collaboration agreements to the extent milestones are met; and 454 grant, service and product revenue (to the extent 454’s technology is successfully commercialized).

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

The 2003 consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in millions, unless otherwise noted.

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

Results of Operations

The following tables set forth a comparison of the components of our net loss for the three and six month periods ended June 30, 2004 and 2003 (in millions):

	Three months ended June 30,
	2004	2003	$ Change	% Change
Grant revenue	$0.4	—	$0.4	100%
Collaboration revenue	0.9	$1.7	(0.8)	(47)%
Grant research expenses	0.1	—	0.1	100%
Research and development expenses	24.6	18.4	6.2	34%
General and administrative expenses	5.0	4.8	0.2	4%
Restructuring and related charges	—	2.9	(2.9)	(100)%
Interest income	2.0	2.1	(0.1)	(5)%
Interest expense	3.3	2.5	0.8	32%
Income tax benefit (expense)	0.1	(0.1)	0.2	200%
Minority interest in subsidiary loss	1.4	1.5	(0.1)	(7)%

Net loss	$28.2	$23.4	4.8	21%

	Six months ended June 30,
	2004	2003	$ Change	% Change
Grant revenue	$0.4	—	$0.4	100%
Collaboration revenue	2.5	$3.6	(1.1)	(31)%
Grant research expenses	0.1	—	0.1	100%
Research and development expenses	39.7	32.8	6.9	21%
General and administrative expenses	9.8	9.8	—	—
Restructuring and related charges	—	2.9	(2.9)	(100)%
Interest income	4.0	4.4	(0.4)	(9)%
Interest expense	6.2	4.9	1.3	27%
Loss on extinguishment of debt	0.3	—	0.3	100%
Income tax benefit	0.2	—	0.2	100%
Minority interest in subsidiary loss	2.8	2.8	—	—

Net loss	$46.2	$39.6	6.6	17%

Grant revenue. The increase in grant revenue for the three and six months ended June 30, 2004 was a result of a federal grant awarded to 454 in May 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). This grant will partially fund the scale up of 454’s technology toward sequencing larger genomes. The grant allowed 454 to recover all expenses incurred after February 2004 that were directly related to the research outlined in the grant award. We expect that grant revenue for the remaining quarters of 2004 will remain fairly consistent with the second quarter of 2004.

Collaboration revenue. The decreases in collaboration revenue for the three and six months ended June 30, 2004 were primarily a result of a decline in revenue recognized from various strategic alliances and the on-going change in our business strategy, which is to commercialize therapeutics from our development pipeline, rather than focusing on short-term revenue generating service-based collaborations. We expect that 2004 collaboration revenue will remain fairly constant as compared to 2003, reflecting continued progress of the Bayer alliance and the Philip Morris collaboration, as well as the inclusion of nominal revenues expected from the commercialization of 454’s new technology.

Grant research expenses. The increase in grant research expenses for the three and six months ended June 30, 2004 was a result of a federal grant awarded to 454 in May 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses are related to expenses incurred from mid-May 2004 through June 2004 that were specifically associated with the research under the grant. We expect that grant research expenses for the third and fourth quarters of 2004 will increase slightly as 454 only incurred expenses related to this grant for half of the second quarter of 2004.

Research and development expenses.

The following table sets forth a comparison of research and development expenses by segment,

for the three and six month periods ended June 30, 2004 and 2003 (in millions):

	Three months ended June 30,
	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$21.1	$15.5	$5.6	36%
454	3.5	2.9	0.6	21%

Total	$24.6	$18.4

	Six months ended June 30,
	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$33.1	$27.1	$6.0	22%
454	6.6	5.7	0.9	16%

Total	$39.7	$32.8

Research and development expenses consist primarily of salary and benefits, supplies and reagents, contractual services, perpetual license fees, and facility costs. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform. However, once we receive FDA clearance to conduct a Phase I clinical trial for a potential therapeutic, we begin to track the direct research and development costs associated with that clinical candidate. As of June 30, 2004, we had incurred approximately $12.5 million of direct research and development expenses related to our initial clinical candidate, CG53135, for which we initiated a Phase I clinical trial for oral mucositis in the first quarter of 2003 and initiated an additional Phase I study in cancer patients undergoing bone marrow transplantation during the second quarter of 2004. As of June 30, 2004, we had not incurred any material costs related to our clinical candidate, PXD101, for which a Phase I clinical trial was initiated in patients with solid tumors in the fourth quarter of 2003, and an additional Phase I clinical trial was initiated in patients with hematological cancer in the second quarter of 2004. Below is a summary that reconciles our total research and development expenses for the three and six month periods ended June 30, 2004 and 2003 into the major categories mentioned above (in millions):

	Three months ended June 30,
	2004	2003	$ Change	% Change
Salary and benefits	$5.7	$7.0	$(1.3)	(19)%
Supplies and reagents	3.3	5.0	(1.7)	(34)%
Contractual and manufacturing costs	4.8	2.7	2.1	78%
Perpetual license fees	7.2	—	7.2	100%
Depreciation and amortization	1.2	1.4	(0.2)	(14)%
Overhead	2.4	2.3	0.1	4%

Total research and development expenses	$24.6	$18.4

	Six months ended June 30,
	2004	2003	$ Change	% Change
Salary and benefits	$11.7	$13.3	$(1.6)	(12)%
Supplies and reagents	6.2	7.5	(1.3)	(17)%
Contractual and manufacturing costs	7.2	4.8	2.4	50%
Perpetual license fees	7.2	—	7.2	100%
Depreciation and amortization	2.8	2.7	0.1	4%
Overhead	4.6	4.5	0.1	2%

Total research and development expenses	$39.7	$32.8

The increases in research and development expenses for CuraGen for the three and six months ended June 30, 2004 were primarily due to an increase in contractual services related to our preclinical studies and clinical trials, and perpetual license fee payments of approximately $7.0 million primarily related to the recent addition of the TopoTarget and Seattle Genetics collaborations, offset by a reduction in the first quarter of 2004 of prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for the Abgenix collaboration. In addition, decreases in salary and benefits, and supplies and reagents, in connection with the June 2003 restructuring plan offset the overall increases in research and development expenses. We anticipate that research and development expenses, excluding perpetual license fees, will increase for the remainder of 2004 as we continue to advance our pipeline of protein, antibody, and small molecule therapeutics.

The increases in research and development expenses for 454 for the three and six months ended June 30, 2004 were primarily due to increased personnel costs, lab supplies and reagents, consulting fees and depreciation expense associated with developing a measurement service center and manufacturing capabilities in connection with the preparation for commercialization of 454’s technology. We anticipate that 454’s research and development expenses will continue to increase in the second half of 2004 in connection with further improvements of its technology.

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to CG53135 and PXD101, we may not be successful in developing or commercializing CG53135, PXD101 or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently reliably estimate when, if ever, our product candidates will generate revenue and cash flows.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and our ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors section under the headings “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing product candidates, CG53135, PXD101, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2004 remained relatively consistent with the same periods in 2003. General and administrative expenses are expected to remain constant for the remainder of 2004.

Interest income. Interest income for the three and six months ended June 30, 2004 decreased primarily due to lower yields in our investment portfolio and decreases in the cash and investment balances. We earned an average yield of 2.0% in the second quarter of 2004 as compared to 2.1% in the second quarter of 2003, and earned an average yield of 2.1% in the first six months of 2004 as compared to 2.2% during the same period in 2003. During 2004, we anticipate that interest income will decrease by approximately $1.0 million as compared to 2003, as a result of the utilization of cash and investment balances in the normal course of operations and the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, offset by the receipt of net proceeds of approximately $106.2 million from our 4% convertible subordinated notes due in 2011. However, in the event that later in 2004 we use cash to repay a portion of our remaining existing debt due in 2007, our anticipation of the size of anticipated decrease in interest income for 2004 will differ accordingly. During the remainder of 2004, we expect the yields in our investment portfolio to be consistent with the first half of 2004.

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

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and six months ended June 30, 2004 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) remained relatively consistent with the same periods in 2003. During 2004, losses attributed to the minority ownership in 454 are expected to remain fairly constant as compared to 2003, as 454 continues to make progress towards commercializing and developing new technologies.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through public equity offerings, private placements of equity securities, convertible subordinated debt offerings, revenues received under our collaborative research agreements and government grants, capital leases and exercises of stock options. On February 17, 2004, we completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011, and received net proceeds of approximately $96.5 million. In addition, on March 16, 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing us with additional net proceeds of approximately $9.7 million. On February 17, 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As of June 30, 2004, we had recognized $108.9 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At June 30, 2004, our gross investment in lab and office equipment, computers, land and leasehold improvements was $47.9 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the six months ended June 30, 2004, using the direct cash flow method (in millions):

Cash received from collaborators	$2.2
Cash received from grantor	0.3
Cash paid to suppliers and employees	(46.2)
Restructuring and related charges paid	(0.4)
Interest income received	4.1
Interest expense paid	(4.6)

Net cash and investments used in operating activities	(44.6)

Cash paid to acquire property and equipment, net of sales proceeds	(2.2)
Cash paid to acquire non-perpetual licenses	(0.3)
Convertible loan to collaborator	(5.0)

Net cash and investments used in investing activities	(7.5)

Cash paid for principal portion of capital leases	(0.2)
Cash received from employee stock option exercises	0.4
Cash received from issuance of convertible debt, net of financing costs	106.2
Cash paid for extinguishment of debt	(20.0)

Net cash and investments provided by financing activities	86.4

Unrealized loss on marketable securities	(2.8)

Net increase in cash and investments	31.5
Cash and investments, beginning of period	343.6

Cash and investments, end of period	$375.1

The increase in cash and investments during the first half of 2004 was primarily a result of the receipt of net proceeds of approximately $106.2 million from our 4% convertible subordinated notes due in 2011, offset by the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, additional operating losses in support of our research and development activities, acquisitions of additional property and equipment and intangible assets, and a convertible loan to a collaborator (see Note 7).

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

Future Liquidity

Sources of Liquidity. During 2004, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; collaboration revenue; grant revenue; and potential public securities offerings and/or private strategic-driven common stock offerings.

Uses of Liquidity. Throughout 2004, we plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline. In that regard, we foresee the following as significant uses of liquidity: personnel costs; supplies and reagents; clinical trial related costs such as contractual services and manufacturing costs; and capital expenditures. These costs will be incurred primarily in connection with the following preclinical and clinical efforts: ongoing clinical trial costs and anticipated Phase II manufacturing costs beginning in 2004 on our protein therapeutic CG53135 in the area of oral mucositis; costs related to our manufacturing agreement with Abgenix for CR002; toxicology costs to support our planned submission of an IND for CR002; preclinical and clinical costs in connection with the use of our protein therapeutic CG53135 to treat alternative clinical indications; costs related to the Phase I trial of PXD101 in patients with solid tumors and hematological cancers; external programs identified by our platform as being promising and synergistic with our products and expertise; and legal expenses in support of the continued protection of our intellectual property portfolio. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a significant use of liquidity.

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

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, and may be unable to continue operations. This result could cause the Company’s shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

The following table represents our consolidated contractual obligations as of June 30, 2004 (in millions):

	Payments Due Year Ended December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations	$240.0	—	—	—	$130.0	—	$110.0
Interest on convertible subordinated debt	54.2	$6.1	$12.2	$12.2	8.3	$4.4	11.0
Operating leases	7.6	1.4	2.8	1.9	1.2	0.3	—
Purchase commitments (1)	8.0	3.0	2.0	2.0	1.0	—	—
Other long-term liabilities	1.5	—	0.5	0.5	0.5	—	—

Total	$311.3	$10.5	$17.5	$16.6	$141.0	$4.7	$121.0

(1)	Includes commitments for capital expenditures and contractual services, but excludes amounts included on our balance sheet as liabilities and certain purchase obligations as discussed below.

The expected timing of payment of the obligations discussed above is based on our current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Purchase obligations for supplies and reagents are not included in the table above, because our purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current operating needs and are fulfilled by our vendors within short time periods. We do not have significant agreements for the purchase of supplies and reagents specifying minimum quantities or set prices. However, we have entered into agreements for contractual services primarily relating to the manufacturing costs of our protein therapeutic CG53135, our fully-human monoclonal antibody CR002, and a license and collaboration agreement with TopoTarget under which we have agreed to fund the pre-clinical development and clinical testing costs of various HDAC inhibitors, and have included these amounts in our purchase commitments above.

Minority Interest in Subsidiary

As of June 30, 2004, minority interest in subsidiary was $5.4 million. Minority interest in subsidiary is related to 454 and reflects the minority shareholders’ capitalization, less a gain recognition of $3.9 million as a result of our contribution of technology to 454 in 2000, and less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to remain fairly constant during 2004, as 454 continues to make progress towards commercializing and developing new technologies.

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our ability to pay the remaining cash requirements of $0.8 million through the end of 2008 as part of our June 2003 restructuring plan, (ii) our expectation that our Phase I study of CG53135 in cancer patients undergoing bone marrow transplantation will help build momentum to initiate a Phase II study in 2004 in this same patient population, (iii) our expectation that PXD101 will transition to Phase II in the first half of 2005, (iv) our expectation of initiating clinical trials of CR002 later this year, (v) our expectation that many of the INDs that we plan to file in the future will be identified from our animal studies, (vi) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis, (vii) the ability of 454 to scale its technology to further analyze fungi, larger model organisms, human DNA, and other genomic applications during 2004, (viii) the ability of 454 to sell both genomic analysis services and complete genomic analysis systems, including instrumentation, reagents and software to end-users, (ix) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline, (x) our expectation that grant revenue for the remaining quarters of 2004 will remain fairly consistent with the second quarter of 2004, (xi) our expectation that 2004 collaboration revenue will remain fairly constant as compared to 2003, (xii) our expectation that grant research expenses for the third and fourth quarters of 2004 will increase slightly as 454 only incurred expenses related to this grant for half of the second quarter of 2004, (xiv) our expectation that general and administrative expenses will remain constant for the remainder of 2004, (xv) our expectation that interest income will decrease by approximately $1.0 million overall as compared to 2003, (xvi) our expectation that the 2004 yields in our investment portfolio will be consistent with the first half of 2004, (xvii) our expectation that interest expense will increase to approximately $13.0 million during 2004, (xviii) our expectation that losses attributed to the minority ownership in 454 will remain fairly constant as compared to 2003, (xix) our plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline throughout 2004, (xx) our expectation that the payments of interest to the holders of our convertible subordinated debt due in 2007 and 2011 to be a significant use of liquidity, (xxi) our expectation that we will incur significant capital expenditures in 2004, primarily for the expansion of our existing protein production laboratory facilities, in addition to the purchase of equipment and leasehold improvements at both our and 454’s research facilities and administrative offices, and (xxii) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months.

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

We do not know whether we can implement our business strategy successfully because we are in the early stages of development. Initially, we set out to find as many genes and their related functions as possible and are now using that information to develop therapeutic products. This strategy is largely untested. Other companies first target particular diseases and try to find cures for them, have a limited number of genes and proteins of potential therapeutic interest, or rely on other more proven strategies. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate revenue. We have not completed development of any product based on our genomics research. Although our first potential product has entered clinical trials, we cannot be certain that this or any future products will receive marketing approval. If we are unable to commercialize products, we may not be able to recover our investment in our product development efforts.

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

We have two products in clinical development and our other products are in preclinical development. None of these products may demonstrate sufficient effectiveness or safety to obtain the requisite regulatory approvals required for initiation or continuation of clinical studies or obtaining marketing approval.

Because we have limited experience in developing, commercializing and marketing products, we may be unsuccessful in our efforts to do so.

Currently, we are developing several potential pharmaceutical products, and such products will require significant research and development and preclinical testing, and will require extensive clinical testing prior to our submitting any regulatory application for their commercial use. Although we are conducting human studies with respect to two products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products. These activities, if undertaken without the collaboration of others, will require the expenditure of significant funds. Such potential pharmaceutical products will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. Even if we complete such studies, our ability to develop and commercialize products will depend on our ability to:

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

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix, Bayer, TopoTarget, and Seattle Genetics in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach, terminate or not renew their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated.

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

Our business and competitive position depends on our ability to protect our products, processes and technologies. We file patent applications covering novel genes and gene transcripts, as well as our development products, processes and technologies with the USPTO and major foreign patent authorities. As of the date of this report, we had been issued approximately 70 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $74.5 million in 2003, $90.4 million in 2002 and $42.9 million in 2001, and as of June 30, 2004 had an accumulated deficit of $335.7 million.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the second quarter of 2004, the closing sale price of our stock ranged from a high of $6.55 per share to a low of $4.65 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of June 30, 2004, we had total consolidated debt of $241.5 million; and for the year ended December 31, 2003, we had a deficiency of earnings available to cover fixed charges of $80.6 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011. At June 30, $240.0 million of those notes remained outstanding. The following table shows, as of June 30, 2004, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

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

We have a diversified portfolio of investments of which $199.7 million at June 30, 2004 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of June 30, 2004 consisted of $130.0 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2001, and an accrued long-term liability of $1.5 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003). As the debentures bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of June 30, 2004, the market value of our $130.0 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $126.8 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $99.3 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 26, 2004, and the following matters were voted on at that meeting:

1. The election of David R. Ebsworth, Ph.D., Jonathan M. Rothberg, Ph.D. and Patrick J. Zenner as Class III Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for or withheld:

DIRECTOR	FOR	WITHHELD
David R. Ebsworth, Ph.D.	41,848,158	170,665
Jonathan M. Rothberg, Ph.D.	41,895,958	122,865
Patrick J. Zenner	40,545,311	1,473,512

Our current Directors are Vincent T. DeVita, Jr., M.D., David R. Ebsworth, Ph.D., John H. Forsgren, Robert E. Patricelli, J.D., Jonathan M. Rothberg, Ph.D. and Patrick J. Zenner.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 10.1	Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant.

Exhibit 10.2	License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

B.	Reports on Form 8-K

On April 21, 2004 we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing the initiation of a Phase I study of CG53135 for oral mucositis (OM) in cancer patients undergoing bone marrow transplantation (BMT). This study in BMT patients complements the first Phase I study in colorectal cancer patients since CG53135 is being investigated for the prevention of OM in patients with solid tumors, such as colorectal cancer, as well as in patients with hematologic tumors, such as the ones that require BMT.

On April 29, 2004 we furnished a report on Form 8-K under Item 12, “Results of Operations and Financial Condition”, announcing financial results for the quarter ended March 31, 2004 and revised guidance on 2004 interest income and interest expense.

On May 20, 2004 we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that 454 Life Sciences (“454”), our majority-owned subsidiary, had received a two-year, $2.4 million grant titled “Massively Parallel High Throughput, Low Cost Sequencing” from the National Human Genome Research Institute (NHGRI), one of the National Institutes of Health (NIH).

On June 4, 2004, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing a license and collaboration agreement with TopoTarget A/S, Copenhagen, Denmark, to develop and commercialize PXD101, a novel histone deacetylase (HDAC) inhibitor for the treatment of solid and hematological cancers. PXD101 is currently in a Phase I clinical trial in patients with advanced solid tumors and is one of the most advanced HDAC inhibitors in development.

On June 24, 2004, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing that our scientists reported new preclinical data on CG53135, our Phase I clinical product being investigated for the prevention and treatment of radiation and chemotherapy induced oral mucositis (OM), demonstrating preclinical single dose activity for the prevention of OM, and preclinical activity for the treatment of OM after the appearance of initial signs and symptoms of OM in predictive animal models.

On June 30, 2004, we filed a report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, announcing the initiation of a Phase I clinical trial with TopoTarget A/S to evaluate PXD101, one of the most advanced histone deacetylase (HDAC) inhibitors in development, in patients with hematologic cancer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	CuraGen Corporation
	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and Chairman of the Board
	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant.

Exhibit 10.2	License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).