Form 10-Q
period 2004-09-30
CURAGEN CORP
filed 2004-11-08
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s common stock as of October 29, 2004 was 50,124,088.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,825	$42,843
Short-term investments	100,237	72,402
Marketable securities	221,817	228,396

Cash and investments	351,879	343,641
Income taxes receivable	725	429
Other current assets	386	26
Prepaid expenses	1,370	1,757

Total current assets	354,360	345,853

Property and equipment, net	21,150	23,540
Intangible and other assets, net	14,825	7,564

Total assets	$390,335	$376,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,485	$4,661
Accrued expenses	5,004	3,671
Accrued payroll and related items	2,334	1,864
Interest payable	1,850	3,750
Deferred revenue	2,169	3,010
Current portion of obligations under capital leases	—	204
Accrued restructuring and related charges	694	1,223
Other current liabilities	1,160	1,160

Total current liabilities	15,696	19,543

Long-term liabilities:
Convertible subordinated debt	240,000	150,000
Accrued long-term liabilities	1,000	1,500

Total long-term liabilities	241,000	151,500

Commitments and contingencies

Minority interest in subsidiary	4,105	8,233

Stockholders’ equity:
Common stock; $.01 par value, issued and outstanding 50,117,866 shares at September 30, 2004, and 49,896,622 shares at December 31, 2003	501	499
Additional paid-in capital	486,577	485,531
Accumulated other comprehensive (loss) income	(214)	1,524
Accumulated deficit	(357,201)	(289,492)
Unamortized stock-based compensation	(129)	(381)

Total stockholders’ equity	129,534	197,681

Total liabilities and stockholders’ equity	$390,335	$376,957

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Grant revenue	$395	$—	$753	$—
Collaboration revenue	2,003	787	4,534	4,426

Total revenue	2,398	787	5,287	4,426

Operating expenses:
Grant research	302	—	402	—
Research and development	17,341	15,148	57,073	47,996
Asset impairment	1,909	—	1,909	—
General and administrative	4,533	4,771	14,336	14,544
Restructuring and related charges	—	—	—	2,888

Total operating expenses	24,085	19,919	73,720	65,428

Loss from operations	(21,687)	(19,132)	(68,433)	(61,002)
Interest income	2,125	2,302	6,177	6,713
Interest expense	(3,360)	(2,456)	(9,582)	(7,395)
Loss on extinguishment of debt	—	—	(294)	—

Loss before income taxes and minority interest in subsidiary loss	(22,922)	(19,286)	(72,132)	(61,684)
Income tax benefit	111	329	295	329
Minority interest in subsidiary loss	1,333	1,480	4,128	4,309

Net loss	$(21,478)	$(17,477)	$(67,709)	$(57,046)

Basic and diluted net loss per share	$(0.43)	$(0.35)	$(1.36)	$(1.16)

Weighted average number of shares used in computing basic and diluted net loss per share	49,994	49,359	49,891	49,252

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(67,709)	$(57,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	1,909	—
Depreciation and amortization	7,212	6,306
Non-monetary compensation	312	769
Stock-based 401(k) employer plan match	588	571
Loss on extinguishment of debt	294	—
Minority interest	(4,128)	(4,309)
Changes in assets and liabilities:
Income taxes receivable	(296)	527
Other current assets	(360)	(150)
Prepaid expenses	387	1,529
Intangible and other assets, net	(102)	25
Accounts payable	(2,176)	1,481
Accrued expenses	1,333	595
Accrued payroll and related items	470	(32)
Interest payable	(1,900)	(2,250)
Deferred revenue	(841)	115
Accrued restructuring and related charges	(529)	1,065
Other current liabilities	—	128

Net cash used in operating activities	(65,536)	(50,676)

Cash flows from investing activities:
Acquisitions of property and equipment	(4,815)	(5,202)
Payments for intangible assets	—	(2,538)
Acquisitions of non-perpetual licenses	(1,063)	—
Loans to employees, net of repayments	(38)	19
Convertible loan to collaborator	(5,000)	—
Net (outflows) inflows from purchases and maturities of short-term investments	(27,835)	89,541
Net inflows (outflows) from purchases and maturities of marketable securities	4,841	(50,847)

Net cash (used in) provided by investing activities	(33,910)	30,973

Cash flows from financing activities:
Payments on capital lease obligations	(204)	(1,394)
Proceeds from exercise of stock options	401	410
Proceeds from issuance of convertible debt	110,000	—
Payment for extinguishment of debt	(20,000)	—
Payments of financing costs	(3,769)	(13)
Proceeds from issuance of preferred stock to minority interest	—	3,988
Payments of stock issuance costs on issuance of preferred stock	—	(520)

Net cash provided by financing activities	86,428	2,471

Net decrease in cash and cash equivalents	(13,018)	(17,232)
Cash and cash equivalents, beginning of period	42,843	68,401

Cash and cash equivalents, end of period	$29,825	$51,169

Supplemental cash flow information:
Interest paid	$10,679	$9,082

Income tax benefit payments received	$—	$862

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

The September 30, 2003 and December 31, 2003 consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in thousands, except par value and per share data.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and is comprised of unrealized gains and losses on marketable securities.

A summary of total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(21,478)	$(17,477)	$(67,709)	$(57,046)

Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	1,043	(981)	(1,738)	(643)
Reclassification adjustment for losses (gains) included in net loss	25	(398)	(11)	(325)

Net unrealized (losses) gains on securities	1,068	(1,379)	(1,749)	(968)

Total comprehensive loss	$(20,410)	$(18,856)	$(69,458)	$(58,014)

3.	Stock-Based Compensation

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

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(21,478)	$(17,477)	$(67,709)	$(57,046)
Stock-based employee compensation expense included in net loss	58	147	252	609
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,751)	(3,021)	(5,696)	(9,232)

Pro forma net loss	$(23,171)	$(20,351)	$(73,153)	$(65,669)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.35)	$(1.36)	$(1.16)
Pro forma	$(0.46)	$(0.41)	$(1.47)	$(1.33)

4.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its broad pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of approximately $2.9 million was recorded in the second quarter of 2003, including $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $2.0 million was paid prior to September 30, 2004. The remaining cash requirements of $0.7 million will be paid through the end of 2008. (See also Note 7).

5.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, obesity and diabetes. 454, the Company’s majority-owned subsidiary, is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence - “whole genome sequencing” - of entire genomes. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. The Company currently exceeds the quantitative thresholds governing segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	September 30, 2004	December 31, 2003
Cash and investments:
CuraGen	$340,456	$319,444
454	11,423	24,197

Total	$351,879	$343,641

Total assets:
CuraGen	$384,273	$365,906
454	20,349	33,260
Intercompany eliminations	(14,287)	(22,209)

Total	$390,335	$376,957

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
CuraGen	$1,719	$787	$4,155	$4,426
454	707	—	1,333	—
Intercompany eliminations	(28)	—	(201)	—

Total	$2,398	$787	$5,287	$4,426

Operating expenses:
CuraGen	$19,460	$15,980	$60,336	$54,292
454	4,653	3,939	13,585	11,136
Intercompany eliminations	(28)	—	(201)	—

Total	$24,085	$19,919	$73,720	$65,428

Net loss:
CuraGen	$18,922	$15,058	$59,792	$50,384
454	3,889	3,899	12,046	10,971
Minority interest in subsidiary loss	(1,333)	(1,480)	(4,129)	(4,309)

Total	$21,478	$17,477	$67,709	$57,046

Capital expenditures:
CuraGen	$2,497	$1,354	$4,038	$3,873
454	219	618	792	1,459
Intercompany eliminations	—	—	(15)	(130)

Total	$2,716	$1,972	$4,815	$5,202

Depreciation and amortization:
CuraGen	$1,725	$1,733	$5,415	$5,168
454	601	447	1,797	1,138

Total	$2,326	$2,180	$7,212	$6,306

6.	Asset Impairment

During the third quarter of 2004, the Company had an independent market value appraisal performed on the land it owns in Branford, Connecticut. This property is being held for the possible future construction of a corporate headquarters and protein production facility, although plans have been deferred, pending improvements in the external financing environment which would afford the Company the ability to finance the future construction costs. At September 30, 2004, the appraised market value of the property was below the Company’s holding value. Therefore, an asset impairment expense of $1.9 million was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

7.	Subsequent Event

Restructuring and Related Charges

On October 19, 2004, the Company announced a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. As part of this restructuring, the Company reprioritized its development programs and reduced its employee base by approximately 110 people, resulting in a staff of 240 employees remaining at CuraGen and its subsidiary. In connection with the October 2004 restructuring plan, a charge of approximately $4.0 million will be recorded in the fourth quarter of 2004 including $3.0 million related to employee separation costs, and $1.0 million of asset impairment costs. The employee separation costs will be recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and include amounts to be paid for severance and related benefits. The cash requirements under the October 2004 restructuring plan are expected to be approximately $2.7 million. The Company expects to pay the majority of the cash requirements related to the October 2004 restructuring plan during the fourth quarter of 2004.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

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

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody and small molecule therapeutics into clinical development. On October 19, 2004, we announced a corporate restructuring to focus on advancing our therapeutic pipeline through clinical development. As part of this restructuring, we reprioritized our development programs and reduced our employee base by approximately 110 people. Going forward, we plan to conserve resources and utilize our cash position to finance the development of products that have the highest potential.

In 2003, we initiated a Phase I trial on CG53135, which is being investigated as a potential protein therapeutic for the prevention of oral mucositis (“OM”) in cancer patients that are undergoing chemotherapy and radiotherapy. During 2004, we continued to make progress on the development of CG53135 for OM, including the initiation of an additional Phase I trial in cancer patients undergoing bone marrow transplantation. In February 2004, we received orphan drug designation from the FDA for CG53135 in OM, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In June 2004, we presented animal model data at the 16th Annual International Symposium on Supportive Care in Cancer held by the Multinational Association of Supportive Care in Cancer that highlighted the potential of this molecule and differentiated it from competing products. The data demonstrates that a single-dose of CG53135 administered to animals exposed to chemotherapy, but before the development of active OM, reduces the severity and duration of subsequent OM; and that administration of CG53135 to animals with active OM resulted in a significant reduction in the number of days and severity of OM. This preclinical data supports the Company’s strategy to investigate CG53135 as a single dose agent for the prevention of OM and as a treatment for active OM. The potency of CG53135 is believed to be due to the molecule’s activity on two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining of the mouth and the remainder of a patient’s gastrointestinal tract. In November 2004, abstracts containing the results from both Phase I trials will be published in the proceedings of the 46th Annual Meeting of the American Society of Hematology (“ASH”). Data from the Phase I trial on CG53135 for cancer patients undergoing bone marrow transplantation will be presented in a poster presentation during the ASH conference in December 2004.

In October 2004, we announced the initiation of a Phase II trial on CG53135 that will begin enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of CG53135 to prevent the development of clinically significant OM. Approximately 200 patients will be randomized to receive a single administration of either placebo or one of three dosages of CG53135 immediately after bone marrow transplantation.

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 is one of the most advanced HDAC inhibitors in development and will be investigated as a potential treatment of both solid and hematologic cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to their extensive library of HDAC inhibitor candidates. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance. A Phase I clinical trial evaluating PXD101 in patients with solid tumors was initiated in October 2003. A second Phase I clinical trial was initiated in June 2004 to evaluate the safety and potential efficacy of PXD101 in patients with hematologic cancers, and we anticipate that PXD101 will transition to Phase II in the first half of 2005. In August 2004, we signed a clinical trials agreement with the National Cancer Institute (“NCI”) that provides us with access to the expertise at the NCI for the design, implementation, and monitoring of clinical trials with PXD101. Under the agreement, the NCI will sponsor several clinical trials evaluating the activity of PXD101, either alone or in combination with other anti-cancer therapies, for the treatment of solid and hematologic malignancies. NCI-sponsored clinical trials will occur in parallel to those sponsored by CuraGen with all data generated available for use in future product registration.

In October 2004, we announced that CR002, our most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, has received clearance from the FDA to be investigated as a potential treatment for IgA nephropathy. A Phase I trial on CR002 will begin in November 2004 to determine the maximum tolerated dose in healthy male volunteers. CR002 is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation, such as IgA nephropathy, that, if left untreated, could progress to kidney failure.

In October 2004, we announced the advancement of CR011, a fully-human monoclonal antibody-drug conjugate, which we are investigating as a potential treatment for metastatic melanoma. CR011 is the second fully-human monoclonal antibody stemming from our collaboration with Abgenix, and applies antibody-drug conjugate technology that we licensed from Seattle Genetics. We anticipate that this therapeutic will enter clinical trials during the first half of 2006.

In October 2004, we also announced the advancement of CT052, an investigational small molecule drug for the potential management of adult-onset (Type 2) diabetes, which will be co-developed with Bayer. This compound represents the first drug candidate to enter preclinical development from our ongoing collaboration with Bayer that was established to identify and develop promising drugs for the treatment of diabetes and obesity based upon targets we discovered.

In addition to CG53135, PXD101, CR002, CR011, and CT052 we have several potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. These programs may lead to the filing of investigational new drug applications (“INDs”) in the future.

To enable us to focus on our drug pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in June 2000. This majority-owned subsidiary is developing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence — “whole genome sequencing” — of entire genomes. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis. Currently, 454 is focusing on the analysis of viruses, bacteria and regions of the human genome, and, with the support of a $2.4 million grant over 2 years and a $5.0 million grant over 3 years from the National Human Genome Research Institute, will continue scaling its technology to further analyze fungi, larger model organisms, human genomes, and other sequencing applications. 454 plans to sell both sequencing services and complete genomic analysis systems, including instrumentation and reagents to end-users.

We expect to generate value for our shareholders by developing genomics-based therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: interest income; payments under various collaboration agreements to the extent milestones are met; and 454 grant, service and product revenue.

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

Results of Operations

	Three months ended September 30,
	2004	2003	$ Change	% Change
Grant revenue	$0.4	$—	$0.4	100%
Collaboration revenue	2.0	0.8	1.2	150%
Grant research expenses	0.3	—	0.3	100%
Research and development expenses	17.3	15.1	2.2	15%
Asset impairment expense	1.9	—	1.9	100%
General and administrative expenses	4.5	4.8	(0.3)	(6)%
Interest income	2.1	2.3	(0.2)	(9)%
Interest expense	3.4	2.5	0.9	36%
Income tax benefit	0.1	0.3	(0.2)	(67)%
Minority interest in subsidiary loss	1.3	1.5	(0.2)	(13)%

Net loss	$21.5	$17.5

	Nine months ended September 30,
	2004	2003	$ Change	% Change
Grant revenue	$0.8	$—	$0.8	100%
Collaboration revenue	4.5	4.5	—	—
Grant research expenses	0.4	—	0.4	100%
Research and development expenses	57.1	48.0	9.1	19%
Asset impairment expense	1.9	—	1.9	100%
General and administrative expenses	14.3	14.5	(0.2)	(1)%
Restructuring and related charges	—	2.9	(2.9)	(100)%
Interest income	6.2	6.7	(0.5)	(7)%
Interest expense	9.6	7.4	2.2	30%
Loss on extinguishment of debt	0.3	—	0.3	100%
Income tax benefit	0.3	0.3	—	—
Minority interest in subsidiary loss	4.1	4.3	(0.2)	(5)%

Net loss	$67.7	$57.0

The following tables set forth a comparison of revenue by segment, for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003	$ Change	% Change
Grant revenue:
454	$0.4	$—	$0.4	100%

Total	$0.4	$—

Collaboration revenue:
CuraGen	$1.7	$0.8	$0.9	113%
454	0.3	—	0.3	100%

Total	$2.0	$0.8

	Nine months ended September 30,
	2004	2003	$ Change	% Change
Grant revenue:
454	$0.8	$—	$0.8	100%

Total	$0.8	$—

Collaboration revenue:
CuraGen	$4.1	$4.5	$(0.4)	(9)%
454	0.4	—	0.4	100%

Total	$4.5	$4.5

Grant revenue. The increase in grant revenue for the three and nine months ended September 30, 2004 was primarily a result of two federal grants awarded to 454 in May 2004 and September 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). These grants will partially fund the scale up of 454’s technology toward sequencing larger genomes. Each of these grants allowed 454 to recover all expenses that were directly related to the research outlined in the grant award for 90 days prior to the grant award date. We expect that grant revenue for the fourth quarter of 2004 will remain consistent with the third quarter of 2004.

Collaboration revenue. The increases in CuraGen’s collaboration revenue for the three and nine months ended September 30, 2004 were primarily related to the Bayer alliance and the Philip Morris collaboration. We expect that our fourth quarter 2004 collaboration revenue will decrease slightly as compared to the third quarter of 2004 due to a fluctuation in the volume of projects.

The increases in 454’s collaboration revenue for the three and nine months ended September 30, 2004 were related to the sales of genomic analysis services as 454 began to commercialize their sequencing platform. We anticipate that 454’s fourth quarter 2004 collaboration revenue will be consistent with the third quarter of 2004.

Grant research expenses. The increase in grant research expenses for the three and nine months ended September 30, 2004 was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect that grant research expenses for the fourth quarter of 2004 will remain consistent with the third quarter of 2004.

Research and development expenses.

The following tables set forth a comparison of research and development expenses by segment, for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$14.1	$12.1	$2.0	17%
454	3.2	3.0	0.2	7%

Total	$17.3	$15.1

	Nine months ended September 30,
	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$47.3	$39.3	$8.0	20%
454	9.8	8.7	1.1	13%

Total	$57.1	$48.0

Research and development expenses consist primarily of: salary and benefits; supplies and reagents; contractual and manufacturing costs; perpetual license fees; depreciation and amortization; and overhead. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform. However, once we receive FDA clearance to conduct a Phase I clinical trial for a potential therapeutic, we begin to track the direct research and development costs associated with that clinical candidate. As of September 30, 2004, we had incurred approximately $16.0 million of direct research and development expenses related to our initial clinical candidate, CG53135, for which we initiated a Phase I clinical trial for oral mucositis in the first quarter of 2003 and initiated an additional Phase I trial in cancer patients undergoing bone marrow transplantation during the second quarter of 2004. As of September 30, 2004, we had incurred approximately $0.7 million of direct research and development expenses related to our clinical candidate, PXD101, for which a Phase I clinical trial was initiated in patients with solid tumors in the fourth quarter of 2003, and an additional Phase I clinical trial was initiated in patients with hematologic cancer in the second quarter of 2004.

Below is a summary that reconciles our total research and development expenses for the three and nine month periods ended September 30, 2004 and 2003 by the major categories mentioned above:

	Three months ended September 30,
	2004	2003	$ Change	% Change
Salary and benefits	$6.0	$7.0	$(1.0)	(14)%
Supplies and reagents	3.2	2.4	0.8	33%
Contractual and manufacturing costs	4.3	3.1	1.2	39%
Depreciation and amortization	1.3	1.4	(0.1)	(7)%
Overhead	2.5	1.2	1.3	108%

Total research and development expenses	$17.3	$15.1

	Nine months ended September 30,
	2004	2003	$ Change	% Change
Salary and benefits	$17.9	$21.1	$(3.2)	(15)%
Supplies and reagents	9.5	9.9	(0.4)	(4)%
Contractual and manufacturing costs	11.7	7.9	3.8	48%
Perpetual license fees	7.2	—	7.2	100%
Depreciation and amortization	4.1	4.1	—	—
Overhead	6.7	5.0	1.7	34%

Total research and development expenses	$57.1	$48.0

The increases in research and development expenses for CuraGen for the three and nine months ended September 30, 2004 were primarily due to an increase in contractual and manufacturing costs related to our preclinical studies and clinical trials, and perpetual license fee payments during the second quarter of 2004 of approximately $7.0 million primarily related to the recent addition of the TopoTarget and Seattle Genetics collaborations, offset by a reduction in the first quarter of 2004 of prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for the Abgenix collaboration. In addition, decreases in salary and benefits, and supplies and reagents, in connection with the June 2003 restructuring plan offset the overall increases in research and development expenses. We anticipate that research and development expenses, excluding perpetual license fees and potential milestone payments, will remain consistent for the remainder of 2004.

The increases in research and development expenses for 454 for the three and nine months ended September 30, 2004 were primarily due to increased personnel costs, lab supplies and reagents, consulting fees and depreciation expense associated with developing a measurement service center and manufacturing capabilities in connection with the preparation for commercialization of 454’s technology. We anticipate that 454’s research and development expenses will continue to increase in the fourth quarter of 2004 in connection with further improvements of its technology.

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

Asset impairment. During the third quarter of 2004, we had an independent market value appraisal performed on the land we own in Branford, Connecticut. This property is being held for the possible future construction of a corporate headquarters and protein production facility, although plans have been deferred, pending improvements in the external financing environment which would afford us the ability to finance the future construction costs. At September 30, 2004, the appraised market value of the property was below the holding value. Therefore, an asset impairment expense of $1.9 million was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2004 decreased slightly, as compared to the same periods in 2003 as a result of careful control over expenses. General and administrative expenses are expected to increase slightly during the fourth quarter of 2004 as a result of legal patent costs.

Interest income. Interest income for the three and nine months ended September 30, 2004 decreased primarily due to lower yields in our investment portfolio and decreases in the cash and investment balances. We earned an average yield of 2.2% in the third quarter of 2004 as compared to 2.6% in the third quarter of 2003, and earned an average yield of 2.1% in the first nine months of 2004 as compared to 2.4% during the same period in 2003. During the fourth quarter of 2004, we expect the yields in our investment portfolio to be slightly higher than the third quarter of 2004. However, we anticipate that interest income for 2004 will decrease by approximately $1.0 million as compared to 2003, as a result of the utilization of cash and investment balances in the normal course of operations and the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, offset by the receipt of net proceeds of approximately $106.2 million from our 4% convertible subordinated notes due in 2011.

Interest expense. We expect interest expense to be approximately $13.0 million during 2004, attributable to the interest paid semi-annually to the holders of our $130.0 million 6% convertible subordinated debentures due in 2007, and our $110.0 million 4% convertible subordinated notes due in 2011.

Loss on extinguishment of debt. In February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction, and in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, we recorded a loss of approximately $0.3 million in “Loss on extinguishment of debt”, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit. We recorded an income tax benefit during the three and nine months ended September 30, 2004 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. During the fourth quarter of 2004, we anticipate an increase in the income tax benefit of approximately $0.8 million, due to the expiration of the State of Connecticut statute, as it relates to the 2000 income tax benefit.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and nine months ended September 30, 2004 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) remained relatively consistent with the same periods in 2003. During the fourth quarter of 2004, losses attributed to the minority ownership in 454 are expected to remain fairly constant as compared to the third quarter of 2004, as 454 continues to make progress towards commercializing and developing new technologies.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through public equity offerings, private placements of equity securities, convertible subordinated debt offerings, revenues received under our collaborative research agreements and government grants and exercises of stock options. On February 17, 2004, we completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011, and received net proceeds of approximately $96.5 million. In addition, on March 16, 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing us with additional net proceeds of approximately $9.7 million. On February 17, 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of

$20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As of September 30, 2004, we had recognized $111.3 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At September 30, 2004, our gross investment in lab and office equipment, computers, land and leasehold improvements was $48.2 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the nine months ended September 30, 2004, using the direct cash flow method:

Cash received from collaborators	$3.7
Cash received from grantor	0.5
Cash paid to suppliers and employees	(64.6)
Restructuring and related charges paid	(0.5)
Interest income received	6.1
Interest expense paid	(10.7)

Net cash and investments used in operating activities	(65.5)

Cash paid to acquire property and equipment, net of sales proceeds	(4.8)
Cash paid to acquire non-perpetual licenses	(1.1)
Convertible loan to collaborator	(5.0)

Net cash and investments used in investing activities	(10.9)

Cash paid for principal portion of capital leases	(0.2)
Cash received from employee stock option exercises	0.4
Cash received from issuance of convertible debt, net of financing costs	106.2
Cash paid for extinguishment of debt	(20.0)

Net cash and investments provided by financing activities	86.4

Unrealized loss on marketable securities	(1.7)

Net increase in cash and investments	8.3
Cash and investments, beginning of period	343.6

Cash and investments, end of period	$351.9

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

Uses of Liquidity. Throughout the next twelve months, we plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as to advance 454’s genomic analysis technology. In that regard, we foresee the following as significant uses of liquidity: personnel costs; supplies and reagents; contract research organization (“CRO”) expenses and related costs for contractual services related to clinical trials and manufacturing; legal expenses in support of the continued protection of our intellectual property portfolio; costs related to 454, as they continue to make progress towards commercializing and developing new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of expenses with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; and capital expenditures during the remainder of 2004 and the first quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a continued significant use of liquidity.

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

Contractual Obligations

The following table represents our consolidated contractual obligations as of September 30, 2004 (in millions):

	Payments Due Year Ended December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations	$240.0	—	—	—	$130.0	—	$110.0
Interest on convertible subordinated debt	48.1	—	$12.2	$12.2	8.3	$4.4	11.0
Operating leases	6.9	$0.7	2.8	1.9	1.2	0.3	—
Purchase commitments (1)	9.1	4.1	2.0	2.0	1.0		—
Other long-term liabilities	1.0	—	—	0.5	0.5	—	—

Total	$305.1	$4.8	$17.0	$16.6	$141.0	$4.7	$121.0

(1)	Includes commitments for capital expenditures and contractual services, but excludes amounts included on our balance sheet as liabilities and certain purchase obligations as discussed below.

The expected timing of payment of the obligations discussed above is based on our current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Purchase obligations for supplies and reagents are not included in the table above, because our purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current operating needs and are fulfilled by our vendors within short time periods. We do not have significant agreements for the purchase of supplies and reagents specifying minimum quantities or set prices. However, we have entered into agreements for contractual services primarily relating to the manufacturing costs of our protein therapeutic CG53135, our fully-human monoclonal antibody CR002, and a license and collaboration agreement with TopoTarget under which we have agreed to fund the preclinical development and clinical testing costs of various HDAC inhibitors, and have included these amounts in our purchase commitments above.

Minority Interest in Subsidiary

As of September 30, 2004, minority interest in subsidiary was $4.1 million. Minority interest in subsidiary is related to 454 and reflects the minority shareholders’ capitalization, less a gain recognition of $3.9 million as a result of our contribution of technology to 454 in 2000, and less the minority shareholders’ portion of losses incurred to date. The loss attributed to the minority ownership in 454 is expected to remain fairly constant during 2004, as 454 continues to make progress towards commercializing and developing new technologies.

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our ability to pay the remaining cash requirements of $0.7 million through the end of 2008 as part of our June 2003 restructuring plan, (ii) our ability to pay the majority of the cash requirements related to our October 2004 restructuring plan during the fourth quarter of 2004, (iii) our expectation to initiate a Phase II trial on CG53135 by enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose, (iv) our expectation that PXD101 will transition to Phase II in the first half of 2005, (v) our expectation of initiating a Phase I trial of CR002 in November 2004, (vi) our expectation that CR011 will enter clinical trials during the first half of 2006; (vii) our expectation that many of the INDs that we plan to file in the future will be identified from our animal studies, (viii) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis, (ix) the ability of 454 to scale its technology to further analyze fungi, larger model organisms, human genomes, and other sequencing applications, (x) the ability of 454 to sell both sequencing services and complete genomic analysis systems, including instrumentation and reagents to end-users, (xi) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline, (xii) our expectation that grant revenue for the fourth quarter of 2004 will remain consistent with the third quarter of 2004, (xiii) our expectation that our fourth quarter 2004 collaboration revenue will decrease slightly as compared to the third quarter of 2004, due to a fluctuation in the volume of projects, (xiv) our expectation that 454’s fourth quarter 2004 collaboration revenue will be consistent with the third quarter of 2004 (xv) our expectation that grant research expenses for the fourth quarter of 2004 will remain consistent with the third quarter of 2004, (xvi) our expectation that research and development expenses, excluding perpetual license fees and potential milestone payments, will remain consistent for the remainder of 2004, (xvii) our expectation that general and administrative expenses are expected to increase slightly during the fourth quarter of 2004 as a result of legal patent costs, (xviii) our expectation that during the fourth quarter of 2004, we expect the yields in our investment portfolio to be slightly higher than the third quarter of 2004, (xix) our expectation that interest income for 2004 will decrease by approximately $1.0 million overall as compared to 2003, (xx) our expectation that interest expense will be approximately $13.0 million during 2004, (xxi) our expectation of an increase in the income tax benefit of approximately $0.8 million, due to the expiration of the State of Connecticut statute, as it relates to the 2000 income tax benefit, (xxii) our expectation that during the fourth quarter of 2004, losses attributed to the minority ownership in 454 will remain fairly constant as compared to the third quarter of 2004, (xxiii) our plan to continue making substantial investments in our emerging preclinical and clinical drug pipeline as well as to advance 454’s genomic analysis technology, throughout the next twelve months, (xxiv) our expectation that the payments of interest to the holders of our convertible subordinated debt due in 2007 and 2011 to be a significant use of liquidity, (xxv) our expectation that we will incur significant capital expenditures during the remainder of 2004 and the first quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities, and (xxvi) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months.

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

Our business and competitive position depends on our ability to protect our products, processes and technologies. We file patent applications covering novel genes and gene transcripts, as well as our development products, processes and technologies with the USPTO and major foreign patent authorities. As of the date of this report, we had been issued approximately 72 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

The technology platform of 454, our majority-owned subsidiary, is still in development and 454 has not had significant sales of its services or products. 454 may not be able to continue to successfully develop or commercialize the 454 technology platform. The success of commercialization of the 454 technology platform depends on many factors, including:

•	the acceptance of 454’s technology in the market place;

•	technical performance of 454’s platform in relation to existing technologies; and

•	454’s ability to obtain key components for the manufacture of the 454 instrument and reagents from suppliers.

454 is subject to competition from organizations that have developed or are developing technologies and products to service 454’s potential customers.

Many of the organizations competing with 454 potentially have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s potential competitors include:

•	Applied Biosystems;

•	GE Healthcare (formerly Amersham Biosciences);

•	Affymetrix;

•	Lynx Therapeutics;

•	Perlegen; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $74.5 million in 2003, $90.4 million in 2002 and $42.9 million in 2001, and as of September 30, 2004 had an accumulated deficit of $357.2 million.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the third quarter of 2004, the closing sale price of our stock ranged from a high of $6.15 per share to a low of $4.41 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of September 30, 2004, we had total consolidated debt of $241.0 million; and for the year ended December 31, 2003, we had a deficiency of earnings available to cover fixed charges of $80.6 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011. At September 30, 2004, $240.0 million of those notes remained outstanding.

The following table shows, as of September 30, 2004, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2005	$12.2
2006	12.2
2007	8.3
2008	4.4
2009	4.4
Thereafter	6.6

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $184.4 million at September 30, 2004 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

We have significant leverage as a result of the issuances of our debt in 2000 and 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of September 30, 2004 consisted of $130.0 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, and an accrued long-term liability of $1.0 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003). As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of September 30, 2004, the market value of our $130.0 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $126.0 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $95.4 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

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

Dated: November 8, 2004	CuraGen Corporation

	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board

	By:	/s/ David M. Wurzer
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