Form 10-K
period 2004-12-31
CURAGEN CORP
filed 2005-03-14
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒ No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) computed by reference to the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $265,463,470.

The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 50,712,617.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

BUSINESS

Overview

We are a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from the human genome. We use internal resources to develop our potential protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support antibody projects, Bayer AG (“Bayer”) to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects.

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

Drug Development Approach

We have taken a systematic approach to identifying and validating the therapeutic targets we believe to be the most promising from the human genome. By leveraging our technology and informatics foundation, we have identified 8,000 genes, both novel and known, with the potential to be targets for therapeutic drug development. Based on disease associations in cellular and animal models, we have qualified 500 of these targets as possibly playing a role in disease. By evaluating the relative medical need, biology, speed of path to patients, and strength of intellectual property position of these targets, we have selected our priority projects for development.

As our pipeline of priority projects has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody, and small molecule therapeutics through clinical development. We have 5 priority projects of protein, antibody, and small molecule therapeutics in preclinical and clinical development across the therapeutic areas of oncology, inflammatory diseases, and diabetes.

Protein Therapeutics

Proteins are molecules composed of amino acids found in the human body. There are many types of proteins, all carrying out a number of different biological functions. Protein therapeutics can treat conditions in which a person is either missing an important protein or would benefit from additional amounts of a given protein. We are applying our genomics expertise and knowledge of disease to develop protein therapeutics in the areas of oncology and inflammatory diseases. We have identified genes whose protein products may make suitable therapeutics, have disease associations and are potentially protected by our intellectual property position. We have implemented protocols for the production, purification and testing of our proteins, and have established cell-based assays for characterizing the therapeutic potential of these proteins. Using animal models, we are currently evaluating the activity of a number of proteins as potential human therapeutics. Proteins with activity and favorable toxicity profiles are then selected for clinical development. Our first product to enter into clinical trials was CG53135, also known as Fibroblast Growth Factor 20 (“FGF-20”), a protein therapeutic we discovered, which is being investigated for the prevention and treatment of oral mucositis (“OM”), a side effect experienced by patients receiving radiation and/or chemotherapy for cancer treatment. This product is now in a Phase II clinical trial for the prevention of OM. CG53135 is also active in multiple animal models of inflammatory bowel disease.

Human Monoclonal Antibody Therapeutics

We are applying our genomics expertise and knowledge of disease to develop antibody therapeutics primarily in oncology and inflammatory diseases. We have identified genes that make suitable targets for antibody therapeutics, have disease associations and may be protected by intellectual property rights. We are developing antibody therapeutics with our partner Abgenix, a biopharmaceutical company focused on the discovery, development and manufacturing of human therapeutic monoclonal antibodies. We and Abgenix are evaluating many antibody development programs and we plan on advancing the most promising into clinical development. CR002, our first fully-human monoclonal antibody therapeutic to enter a Phase I clinical trial, has the potential to be a promising treatment for patients with IgA nephropathy, and other diseases such as lupus and diabetes, in which kidney inflammation, when left untreated, may progress to kidney failure necessitating kidney transplantation. We are also evaluating CR011, a fully-human monoclonal antibody-drug conjugate (“ADC”), as a potential treatment for metastatic melanoma, a deadly form of skin cancer, and expect to initiate clinical trials in the first half of 2006.

Small Molecule Therapeutics

We have applied our genomics expertise and knowledge of disease to identify small molecule therapeutics primarily in two disease areas: diabetes and oncology. Our small molecule diabetes program is partnered with Bayer. In this alliance, we intend to co-develop small molecule therapeutics to treat Type 2 (adult onset) diabetes and will co-commercialize resulting products. The first compound resulting from this collaboration is CT052, an orally-administered small molecule that has a potentially novel mechanism of action for treating Type 2 diabetes. We expect to initiate clinical trials with CT052 in the first half of 2006. We are also exploring with TopoTarget the role of HDAC inhibitors, including PXD101, for the treatment of solid and hematologic cancers. Our most advanced small molecule product, PXD101, is in a Phase II clinical trial in patients with advanced multiple myeloma.

Disease Focus

We are focusing our discovery and development efforts on three disease areas that have fast growing markets and large unmet medical needs.

Oncology

Nearly 10 million people throughout the world are diagnosed with cancer each year. The direct and indirect medical costs to treat cancer total more than $180 billion each year, and in the United States alone, cancer takes the lives of 1,500 people on average each day. Most of our protein and antibody therapeutics are being developed to help cancer patients. The first indication being investigated in Phase II for our clinical product, CG53135, is for the prevention of oral mucositis, a side effect experienced by patients undergoing cancer therapy. Our first small molecule HDAC inhibitor, PXD101, is being investigated in Phase II for the treatment of multiple myeloma, and is being evaluated in other solid and hematologic malignancies either alone, or in combination with other chemotherapeutic agents. Our first fully-human monoclonal ADC, CR011, is being investigated as a potential treatment for metastatic melanoma, a deadly form of skin cancer, and is expected to enter clinical trials in the first half of 2006. In addition, we are developing several other preclinical protein, antibody, ADC and HDAC inhibitor therapeutics as potential cancer treatments.

Inflammatory Diseases

More than 80 million Americans suffer from major inflammatory diseases. Arthritis, various forms of respiratory inflammation and debilitating inflammatory bowel disease are a daily reality in the lives of millions of individuals. For some sufferers, surgery is an undesirable last resort. However, surgery cannot restore diseased tissue to its previously healthy state. By focusing on the underlying causes of diseases, we are making progress in developing therapeutics to treat the damage caused by inflammatory disorders. CR002, our first fully-human monoclonal antibody therapeutic to enter a Phase I clinical trial, has the potential to be a promising treatment for patients with IgA nephropathy, and other diseases such as lupus and diabetes, in which kidney inflammation, when left untreated, may progress to kidney failure necessitating kidney transplantation.

Diabetes

Approximately 127 million Americans are overweight or obese and 13 million have been diagnosed with diabetes. In the United States alone, the direct and indirect costs related to the treatment of overweight and obese individuals is over $120 billion and of diabetics is over $130 billion. These conditions are reaching epidemic proportions and causing a tremendous burden on the healthcare system. Our collaboration with Bayer is for the development of small molecules for the treatment of diabetes. CT052, a small molecule therapeutic with a potentially novel mechanism of action for treating Type 2 diabetes, represents the first preclinical therapeutic from this ongoing collaboration and is being prepared to enter clinical trials in the first half of 2006.

Clinical Products

CG53135 for oncology support

In 2003, we became one of the first genomics companies to discover, validate, and successfully advance a novel therapeutic candidate from the human genome into Phase I clinical trials when we received U.S. Food and Drug Administration (“FDA”) clearance to begin testing CG53135 in patients. In October 2004, we advanced CG53135 into Phase II with the initiation of a randomized, placebo-controlled, multi-center clinical trial to evaluate its safety and efficacy, following a single-dose, for the prevention of OM for patients receiving high-dose chemotherapy followed by hematopoietic stem cell transplantation (“HSCT”).

CG53135, also known as FGF-20, is a novel investigational protein therapeutic being studied for the prevention and treatment of OM that occurs following exposure to chemotherapy and/or radiation therapy. OM is a side effect that can be experienced by patients receiving radiation and/or chemotherapy for cancer treatment. The condition is characterized by inflammation and ulceration of the tissue lining the mouth and throat leading to bleeding, pain, and difficulty eating and drinking. In addition to leading to debilitating symptoms, OM may result in the interruption of radiation or chemotherapeutic protocols in oncology patients. A therapeutic that could prevent or treat OM successfully would not only mitigate debilitating symptoms, but also may enable cancer patients to receive the optimum dosage of radiation therapy or chemotherapy needed to fight their cancer.

In February 2004, we received orphan drug designation from the FDA for CG53135 in OM, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In December 2004, we received Fast Track status from the FDA to investigate CG53135 for the prevention of OM in patients receiving HSCT following myeloablative chemotherapy with or without total body irradiation (“TBI”). The Fast Track program enables a company to file a New Drug Application (“NDA”) on a rolling basis as data becomes available and permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which could decrease the typical review period.

The potency of CG53135 is believed to be due to the molecule’s activity in promoting proliferation of two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining of the mouth and the remainder of a patient’s gastrointestinal tract. The molecule has demonstrated activity in two animal models of OM and the data for these studies was published in the journal Clinical Cancer Research in 2003. In June 2004, we presented animal model data at the 16th Annual International Symposium on Supportive Care in Cancer held by the Multinational Association of Supportive Care in Cancer that highlighted the potential of this molecule and differentiated it from competing products. The data demonstrates that a single-dose of CG53135 administered to animals exposed to chemotherapy, but before the development of active OM, reduces the severity and duration of subsequent OM; and that administration of CG53135 to animals with active OM resulted in a significant reduction in the number of days and severity of OM. This preclinical data supports our strategy to investigate CG53135 as a single dose agent for the prevention of OM and as well as for the treatment of active OM.

Two Phase I trials evaluating the safety and pharmacokinetics of CG53135 for the prevention of OM have been completed. In November 2004, abstracts containing preliminary results from both Phase I trials were published in the proceedings of the 46th Annual Meeting of the American Society of Hematology (“ASH”). In December 2004, data from the Phase I trial on CG53135 for cancer patients undergoing bone marrow transplantation was presented during the ASH conference. Preliminary data on the safety, pharmacokinetics, and potential efficacy of CG53135 on 22 of 30 patients treated with a single-dose of CG53135 suggested that CG53135 was well tolerated with no serious drug-related adverse events noted. Mild-moderate reactions including nausea, vomiting, tachycardia, hypotension, chills, and fever were observed, and infusional reactions in the two patients treated at the highest dose level were considered dose limiting. A total of 18 out of 22 patients (81.8%) did not develop severe grade 3 or 4 OM. Of the four patients experiencing severe grade 3 or 4 OM, all were treated with high dose melphalan, a highly mucosatoxic chemotherapeutic regimen, and the duration of OM was brief (2-5 days) for three of these patients.

In October 2004, we initiated a Phase II trial on CG53135 that is currently enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of CG53135 to prevent the development of clinically significant OM. Approximately 200 patients in the United States will be randomized to receive a single administration of either placebo or one of three dosage levels of CG53135 immediately after bone marrow transplantation.

A Phase I clinical trial to evaluate the safety and tolerability on CG53135 for the treatment, as opposed to the prevention, of OM is anticipated to be initiated in the first half of 2005. Studies in other clinical indications are planned.

PXD101 for oncology

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 will be investigated as a potential treatment of both solid and hematologic cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to their extensive library of HDAC inhibitor candidates for future commercialization by CuraGen. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance.

In August 2004, we signed a clinical trials agreement with the National Cancer Institute (“NCI”) that provides us with access to the expertise at the NCI for the design, implementation, and monitoring of clinical trials with PXD101. Under the agreement, the NCI will sponsor several clinical trials evaluating the activity of PXD101, either alone or in combination with other anti-cancer therapies, for the treatment of solid and hematologic malignancies. NCI-sponsored clinical trials will occur in parallel to those sponsored by CuraGen, with all data generated available for use in future product registration.

In January 2005, we initiated a Phase II clinical trial evaluating PXD101 on patients with advanced multiple myeloma. This Phase II clinical trial is an open label, multi-center study evaluating the efficacy and safety of PXD101 administered as a single-agent and in combination with dexamethasone, for the treatment of advanced multiple myeloma in patients who have previously failed at least two treatment regimens. The trial is expected to enroll approximately 50 patients at multiple sites in Europe and the United States. Following enrollment, patients will receive 900 mg/m2/day of PXD101 administered intravenously once daily for five consecutive days every three weeks for two cycles. Patients will then be evaluated for tumor response by standard criteria and will either continue receiving up to eight cycles of PXD101 if they demonstrate response or stable disease, or begin combination therapy consisting of PXD101 and dexamethasone. The study is expected to be complete by mid-2006.

CR002 for kidney inflammation

In October 2004, we announced that CR002 received clearance from the FDA to be investigated as a potential treatment for IgA nephropathy. CR002 is a novel fully-human monoclonal antibody being investigated as a potential treatment of kidney inflammation to prevent or slow the progression of IgA nephropathy toward kidney failure. CR002 is designed to block the activity of platelet-derived growth factor D, or PDGF-D, a protein shown to play a role in kidney inflammation. CR002 is the most advanced fully-human monoclonal antibody from our collaboration with Abgenix.

In November 2004, we received orphan drug designation from the FDA for CR002 as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In November 2004, we initiated a Phase I clinical trial evaluating the safety and tolerability of CR002 on healthy male volunteers.

Kidney inflammation typically is characterized by a loss of architecture and diminishing function that may eventually lead to kidney failure, necessitating dialysis or kidney transplantation. Kidney inflammation is usually managed clinically by the use of non-specific immunosuppressants, which have variable efficacy and debilitating side effects. A study conducted in an animal model of kidney nephritis, published in the Journal of the American Society of Nephrology in 2003, earned a Congress Award at the 2003 World Congress of Nephrology Meeting. CR002 will be one of the first therapeutics aimed at treating a cause of kidney inflammation.

Pipeline

In addition to our three therapeutics in clinical development, we have two priority projects being advanced through preclinical development and a pipeline of potential protein, antibody and small molecule therapeutics that have been, or are ready to be evaluated in animal studies. The majority of our advanced protein and antibody therapeutics are in the areas of oncology and inflammation, and our small molecules are primarily in the areas of oncology and diabetes. Many of the investigational new drug (“IND”) applications that we anticipate filing in the future will be from our pipeline, and have been or are ready to be evaluated in animal studies.

We anticipate that in the first half of 2006 both CR011, an ADC being investigated as a potential treatment for metastatic melanoma, and CT052, a small molecule therapeutic with a potentially novel mechanism of action for treating Type 2 diabetes stemming from our collaboration with Bayer, will enter into clinical trials.

Collaborations

Our technology and expertise have been used in our partnerships with more than a dozen leading biotechnology and pharmaceutical companies including Biogen, Inc. (“Biogen”), Genentech, Inc. (“Genentech”), GlaxoSmithKline, Inc. (“GSK”), Hoffmann-La Roche Inc. (“Roche”) and Pfizer Inc.

In addition, we have established a pipeline of potential therapeutics by leveraging the capabilities of industry leaders to more efficiently advance our programs, reduce risk, and conserve resources. We have developed four classes of therapeutics: protein therapeutics which are developed in-house; fully-human monoclonal antibody therapeutics which are developed in collaboration with Abgenix; small molecule therapeutics for oncology and inflammatory diseases which are developed in collaboration with Bayer and TopoTarget; and ADCs which are developed in collaboration with Abgenix and Seattle Genetics.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize genomics-based antibody therapeutics using Abgenix’ XenoMouse™ technology. This six-year alliance was established initially to identify fully-human antibody therapeutic candidates primarily in oncology. Antibodies determined to have commercial product potential will be allocated between the parties for further development. Under the terms of the agreement, the developing party will pay milestone and royalty payments to the other party for products resulting from this drug development alliance. Potential aggregate milestone payments payable per product launched are approximately $8.5 million. In addition, under the agreement, Abgenix purchased 837,990 shares of our common stock at a price of $17.90 per share for $15.0 million through a private placement.

In November 2000, we expanded our alliance with Abgenix to include the potential for generating fully-human monoclonal antibodies against a larger number of targets and for treating a broader range of complex diseases including autoimmune disorders. As part of this expanded alliance, Abgenix purchased an additional 1,441,442 shares of our common stock at a price of approximately $34.69 per share for $50.0 million through a private placement. Either party can terminate the agreement upon an uncured material breach of contract by the other party, with 30 days written notice. In addition, either party may terminate the agreement upon a breach of certain payment or diligence obligations by the other party if such breach continues, in the case of certain payment obligations, for 10 days and, in the case of certain diligence obligations, for 30 days, after written notice of such breach was provided by the non-breaching party.

Our collaboration with Abgenix has been very productive. Fully-human monoclonal antibodies have been raised against over 20 targets and many of these programs are being evaluated for advancement into cellular and animal validation.

In November 2004, we initiated a Phase I clinical trial with CR002, our leading fully-human monoclonal antibody therapeutic stemming from this collaboration, as a potential treatment for kidney inflammation to prevent or slow the progression of IgA nephropathy toward kidney failure. In October 2004, we announced that CR011, an antibody-drug conjugate, is being advanced toward clinical development with an expected filing of an IND application with the FDA and initiation of clinical trials to occur during the first half of 2006. Our Abgenix collaboration has enabled us to leverage the resources and expertise of one of the world’s leaders in generating fully-human monoclonal antibodies and has fueled our pipeline with a total of five proprietary fully-human monoclonal antibodies whose development we control.

Bayer

In January 2001, we signed two comprehensive agreements with Bayer. As part of these agreements, Bayer purchased 3,112,482 shares of our common stock at a price of $27.31 per share in a private placement totaling $85.0 million.

The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule therapeutics to treat metabolic disorders, primarily adult onset diabetes. We are to provide therapeutic targets to Bayer and grant Bayer access to our comprehensive suite of functional genomic technologies, bioinformatics and pharmacogenomic expertise to select and prioritize the resulting therapeutics. Bayer will utilize its development expertise to develop small molecule therapeutics against the targets supplied by us. Bayer is responsible under the agreement for funding all high-throughput screening, combinatorial chemistry, medicinal chemistry and pharmacology activities until a designated preclinical stage. Expenses are equally split with Bayer for later stage preclinical and clinical compound development to fund the relevant research, development and commercialization activities. If we jointly commercialize any therapeutics resulting from this alliance with Bayer, Bayer will receive 56% of the profits associated with that therapeutic and we will receive 44%. Either party can terminate the agreement upon an uncured material breach of contract by the other party, upon 90 days written notice (30 day notice for payment breach). Bayer may terminate the agreement if there is a change in control involving us, upon providing 90 days written notice to us within 90 days. We may terminate the screening term upon a change in control of Bayer, upon providing written notice to Bayer within 90 days.

Our collaboration with Bayer has been very productive. In October 2004, we announced that the first small molecule compound stemming from this collaboration was advanced to the preclinical stage. CT052 is an orally available small molecule therapeutic being investigated as a potential treatment for Type 2 diabetes. CT052 has a potentially novel mechanism of action for treating Type 2 diabetes and is expected to enter Phase I in the first half of 2006.

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

TopoTarget

In June 2004, we signed a license and collaboration agreement with TopoTarget to develop PXD101, a novel HDAC inhibitor for the treatment of solid and hematologic malignancies and identify additional HDAC inhibitors from TopoTarget’s extensive library of compounds.

Under the terms of the agreement, we acquired exclusive rights to develop, and commercialize PXD101 in North America, Asia and all other markets excluding Europe. TopoTarget retains commercialization rights in Europe. During June 2004, we made a $5.0 million equity investment in, and paid a $5.0 million perpetual license fee to TopoTarget. In addition, TopoTarget is eligible to receive up to $10.0 million within a period of 12 months from June 2004 in milestones and research support; $4.0 million over the subsequent 24 months in research support; and up to $27.0 million in additional milestone payments based on successful development, regulatory approval, and commercialization of PXD101. TopoTarget is expected to receive royalties from us based on sales of PXD101 outside of Europe, and we expect to receive reciprocal royalties from TopoTarget based on sales of PXD101 in Europe. We will fund the global development of PXD101. In addition, we have an option to select additional HDAC compounds from TopoTarget for clinical development in oncology and other indications for a take-up fee not to exceed $1.0 million and up to $30.0 million in milestone payments based on successful development, regulatory approval, and commercialization of each additional product. TopoTarget has the option to fund a portion of the global development of PXD101 and additional products in exchange for higher royalties. Potential payments to TopoTarget from us based on the successful development and commercialization of PXD101 and two additional HDAC inhibitor products could exceed $100.0 million.

Either party can terminate the agreement upon an uncured material breach of contract by the other party with 60 days written notice, or if either party files a bankruptcy or insolvency petition which is not dismissed within 60 days of the filing. The three year research program to identify additional HDAC inhibitors from TopoTarget’s library can be terminated by either party upon a change in control of the other party or an uncured material breach in connection with the research program, and by CuraGen after the first year upon payment of a penalty equal to 50% of the unexpended research funding or without penalty if it becomes apparent that a commercially viable future product is unlikely to be identified.

Seattle Genetics

In June 2004, we announced the licensing of Seattle Genetics’ proprietary ADC technology for use with up to two of our fully-human monoclonal antibodies. We paid an upfront fee of $2.0 million for access to the ADC technology for use with CR011, our first antibody program to utilize this technology. In February 2005, we also exercised our option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1.0 million payment.

Seattle Genetics’ ADC technology employs synthetic, highly potent drugs that can be attached to antibodies with their proprietary linker systems. The linkers are designed to be stable in the bloodstream but to release the drug payload under specific conditions once inside target cells, thereby sparing non-target cells many of the toxic effects of traditional chemotherapy. ADCs can increase the therapeutic potential of the many antibodies with targeting ability but limited or no inherent cell-killing activity.

Under the terms of the multi-year agreement, Seattle Genetics may receive up to $28 million in milestone payments assuming successful development of two antibody therapeutics employing ADC technology and will receive royalties on net sales of resulting products. We are responsible for research, product development, manufacturing and commercialization of all products under this collaboration. We also pay maintenance and material supply fees as well as research support payments for ongoing assistance provided by Seattle Genetics in developing ADC products. We may terminate any license under the agreement by providing not less than 90 days prior written notice to Seattle Genetics. In addition, either party can terminate the agreement upon an uncured material breach of contract by the other party with 60 days written notice, or if either party files a bankruptcy or insolvency petition which is not dismissed within 60 days of the filing.

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

Company History

We began operations in 1993, when the massive undertaking to sequence the human genome was just beginning. Our strategy was based on discovering novel ways to combat disease through an understanding of how genes and their resulting proteins function within the human genome. We developed an integrated genomics, proteomics and bioinformatics technology platform that has been used to analyze the human genome, disease models, marketed therapeutics and therapeutic candidates. This approach has led to our discovery of hundreds of disease-related genes, therapeutic targets and potential novel therapeutics. Our platform has been utilized by over a dozen biotechnology and pharmaceutical companies. These collaborations helped validate our technology and have assisted us in developing our own proprietary pipeline of potential therapeutics. We have focused our research efforts on three types of targets: targets that encode protein therapeutics, targets amenable to antibody therapeutic development, and targets amenable to small molecule therapeutic development. As our portfolio has grown, we have started developing protein therapeutics on our own, and transitioned our service-based collaborations towards more strategic research and development alliances that would enable us to leverage the expertise and resources of industry leaders to turn our antibody and small molecule targets into therapeutics. To that end, we established a strategic alliance with Abgenix for the development of fully-human monoclonal antibodies against our proprietary targets, a strategic alliance with Bayer around the development of small molecules directed against our targets in diabetes, a strategic alliance with TopoTarget around the development of small molecule HDAC inhibitors for oncology and inflammatory diseases, and a collaboration with Seattle Genetics around the development of ADC products against our proprietary targets. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and increased resources for the advancement of our pipeline of protein, antibody and small molecule therapeutics into clinical development. Today, we remain one of the leading genomics-based pharmaceutical companies in the industry with two Phase II products in oncology, a Phase I fully-human monoclonal antibody for kidney inflammation and a pipeline of protein, antibody and small molecule therapeutics.

Technology

We have assembled a comprehensive, proprietary, and large-scale platform to understand the human genome and have laid the groundwork to better understand the biology behind disease. Using this foundation, we prioritized promising programs from what we believe to be the remaining intervention points appropriate for the development of novel therapeutics. We identify pharmaceutically relevant genes and proteins and associate them with specific diseases through biological methods that include hypothesis-driven disease models, drug response models, gene and pathway mining approaches, and human genetics. We are developing a pipeline of protein, antibody, and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes.

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

We have used our technologies to complete the world’s first comprehensive protein interaction map for a multicellular organism, Drosophila melanogaster. That achievement was featured on the cover of and published in the December 5, 2003 edition of Science. We also were the first to complete a proteomics map of a eukaryotic organism, yeast (Saccharomyces cerevisiae). That achievement was featured on the cover of and published in the February 10, 2000 edition of Nature. In addition, we have a proprietary set of human protein-protein interaction data. Insight into the highly complex pathways of model organisms’ protein-protein interactions, combined with our proprietary knowledge of human protein-protein interactions, enhances our ability to select promising novel targets for drug development and continues to support our preclinical and clinical development efforts.

Competition

We are subject to significant competition from organizations that are pursuing strategies, approaches, technologies and products that are similar to our own. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of drug development is highly competitive. Our competitors include:

•	biotechnology companies;

•	pharmaceutical companies;

•	academic and research institutions; and

•	government agencies.

We compete with biotechnology and pharmaceutical companies that develop, produce and market therapeutic compounds in the U.S., Europe and elsewhere. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials or approved for conditions identical or similar to the ones we are pursuing. Other companies and institutions engaged in research and development we face intense competition from include:

•	Amgen, Inc.;

•	Genentech, Inc.;

•	Gloucester Pharmaceuticals, Inc.;

•	Human Genome Sciences, Inc.;

•	Merck & Co., Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	Novartis, Inc.;

•	major biotechnology and pharmaceutical companies; and

•	universities and other research institutions.

The competition listed above was selected based upon identifying those companies that we feel have business models, are developing drugs or have drugs approved for therapeutic indications that are similar to the ones we are pursuing.

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

Intellectual Property

Our business and competitive position depend on our ability to protect our genomic technologies, gene sequences, the proteins they encode, antibodies raised against them, small molecules, other products, information systems and proprietary databases, software and other methods and technology. We continually file patent applications for our proprietary methods and devices for sequencing, gene expression analysis, discovery of biological pathways and drug screening and development. As of the date of this report, we had been issued approximately 79 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

This majority-owned subsidiary is commercializing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing”. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, and human health care, including drug discovery and development, and disease diagnosis. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. Instead of looking for biologically meaningful regions in one bacterial genome, researchers will have at their disposal multiple strains of an organism for comparison. This will provide information about new pathogens, drug resistant strains and variations in host-pathogen interactions as mutation of pathogens occurs.

454’s technology platform is based on the application of massively parallel approaches to every step of the sequencing process: sample preparation, DNA sequencing, sequence assembly and bioinformatic analysis. This approach, combined with the use of advanced nanotechnology, reduces cost and throughput roadblocks to efficient whole genome analysis. It is 454’s goal to allow entire genomes to be analyzed without the cost and time restrictions normally associated with scaling up current methods of DNA sequencing in large facilities.

In May 2004, 454 received a two-year, $2.4 million federal grant from the National Human Genome Research Institute (“NHGRI”), one of the National Institutes of Health (“NIH”). The grant, entitled “Massively Parallel High Throughput, Low Cost Sequencing” will partially fund the scale up of 454’s technology toward sequencing larger genomes. In October 2004, 454 was awarded a three-year, $5.0 million grant from the NHGRI. The grant, entitled “The 454 Life Sciences Massively Parallel System for DNA Sequencing Technology,” aims to achieve the NIH’s initial goal of reducing the cost of whole mammalian genome sequencing by 100-fold.

Throughout 2004, 454 offered high-throughput sequencing at its Measurement Service Center for the analysis of virus, bacteria and small fungi. In the first quarter of 2004, 454’s proprietary whole genome sequencing technology was used to sequence several strains of Mycobacterium tuberculosis for scientists at Johnson & Johnson Pharmaceutical Research & Development L.L.C. (“J&JPRD”). The resulting sequence was used by scientists at J&JPRD to help understand the basis of tuberculosis drug resistance. An article entitled “A Diarylquinoline Drug Active on the ATP Synthase of Mycobacterium tuberculosis,” was published online in Science Express on December 9, 2004 and printed in the January 14, 2005 edition of the journal Science. The article details the discovery of a potential antimicrobial treatment for tuberculosis against a new target identified with the use of 454’s technology.

In 2005, 454 will offer instrument systems and reagents for purchase by customers who desire high-throughput sequencing without the need and complexity of large-scale robotics. Additionally, 454 will continue scaling its technology to analyze larger model organisms, including human DNA, and develop other genomic applications.

The operations of 454 are run by a separate management team and governed by a Board of Directors made up of members of our management team and Board of Directors. 454 has also established a Scientific Advisory Board that is comprised of an elite group of scientists in the fields of whole genome sequencing, infectious disease, human genetics, chemical engineering and bioinformatics. As this new technology is commercialized and its applications become accepted across the life sciences industry, we anticipate that 454 will contribute revenue and value to the consolidated entity. See Note 15 to our consolidated financial statements for segment reporting.

Patents and Licenses

454’s products and services are based on the combination of several complex technologies. 454 has developed some of these technologies internally and has pursued patent protection in the U.S. and other countries for certain developments, improvements, and inventions it has developed that are incorporated into 454’s products or that fall within its fields of interest. Other of the technologies of interest to 454 are owned by third parties and are used by 454 under license. The rights that 454 considers important to its current business include patents or patent applications directed to nucleic acid sample preparation and amplification, as well as certain sequencing by synthesis approaches.

From time to time, third parties may assert that 454 is infringing patents owned by such third parties. 454 will endeavor to settle such claims by mutual agreement on a satisfactory basis, which would result in withdrawal of the claim and/or result in the granting of licenses to 454. However, we cannot make any assurances as to the outcome of any future claims.

Government Regulation

Prior to the marketing of any new therapeutic developed by us, or by our collaborators, that new therapeutic must undergo an extensive regulatory review and approval process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

The process for new drug approval has many steps, including:

Investigational new drug application.    After most of the pre-clinical testing is completed, an IND is submitted to the FDA before human testing of the drug may begin. Clinical studies may commence 30 days after the FDA has received the IND unless it objects within 30 days. All clinical trials must be conducted in accordance with good clinical practices, (“GCPs”). In addition, an Institutional Review Board, (“IRB”), at each hospital or clinic where the proposed studies will be conducted, must review and approve the study. The IRB also continues to monitor the study for any safety issues. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense. The IND must contain information, such as:

•	the results of pre-clinical laboratory and animal experiments;

•	information about the proposed clinical investigations;

•	the chemical structure of the compound, or the sequence of a protein or antibody therapeutic;

•	the mechanism by which it is believed to work in the human body;

•	any toxic effects of the compound found in the animal studies; and

•	how the compound, protein therapeutic or antibody therapeutic is manufactured.

Clinical trials.    Clinical trials involve the administration of the drug to healthy volunteers or patients under the supervision of a qualified principal investigator. They must be conducted in compliance with federal regulations and requirements and under established protocols. These protocols detail the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the clinical trials are conducted.

Clinical evaluation involves a time-consuming and costly three-phase process. Our studies are being conducted in the following manner:

Phase I	clinical trials are conducted with a small number of healthy human volunteers or patients afflicted with the therapeutic condition for which the investigational drug is being tested to determine an early safety and tolerability profile, including side effects associated with increasing doses, a maximum tolerated dose and pharmacokinetics;

Phase II	clinical trials are conducted with groups of patients afflicted with the therapeutic condition for which the investigational drug is being tested in order to determine potential efficacy preliminarily, and an expanded safety profile that identifies possible adverse effects; and

Phase III	clinical trials are large-scale, geographically diverse, adequate and well-controlled, conducted with patients afflicted with a target disease in order to collect data to establish the safety and efficacy profile and assure compliance with the requirements of the Federal Food, Drug and Cosmetic Act.

The FDA, the study sponsor and the institutional review boards reviewing each clinical trial site closely monitor the progress of each of the three phases of clinical trials that are conducted in the United States. They may change or terminate the testing based upon the data accumulated to that point and their assessment of the relative risks and benefits to the patient.

New drug application.    After the completion of the clinical trial phases, and with input from the FDA, a company prepares an NDA for submission to the FDA. The NDA must contain all of the information on the drug gathered to that date, including details on manufacturing and data from the clinical trials.

The FDA does a preliminary review of all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has specified time frames in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may request additional studies (Phase IV) to evaluate long-term effects as a condition of approval. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

Regulatory status of our pipeline.    We are conducting clinical trials for: CG53135, a potential protein therapeutic for the prevention of oral mucositis in cancer patients that are undergoing chemotherapy and radiotherapy; PXD101, a potential small molecule HDAC inhibitor for the treatment of advanced multiple myeloma; and CR002, a fully-human monoclonal antibody as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease. None of our product candidates have been approved for commercialization in the United States or elsewhere. We, or any of our collaborators, may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for some products. Failure by us, or our collaborators, to obtain required governmental approvals will delay or preclude our collaborators or us from marketing therapeutics or diagnostic products developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations.

In February 2004, the FDA granted us orphan drug designation on CG53135, for the treatment of radiation induced oral mucositis. In November 2004, the FDA granted us orphan drug designation on CR002, as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease. The Orphan Drug Act of 1983 is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States at the time of application. Further criteria include the ability of the product to address an unmet medical need where no approved treatment option exists or to provide significant benefit over available treatments. Orphan drug designation, granted by the FDA’s Office of Orphan Products Development, provides us with a number of potential benefits for CG53135 and CR002. Orphan drug designation may result in seven years of market exclusivity in the United States upon FDA product approval, provided that the sponsor company continues to meet certain conditions established by the FDA. Upon marketing authorization and during the period of market exclusivity, the FDA does not accept or approve other applications to market the same drug for the same therapeutic indication. Other incentives provided by orphan designation include protocol assistance and eligibility for research and development support. Protocol assistance includes regulatory assistance and reduced filing fees, as well as advice on the conduct of clinical trials.

In December 2004, the FDA granted us fast track status on CG53135, for the prevention of OM in patients receiving HSCT following myeloablative chemotherapy with or without TBI. Under the FDA Modernization Act of 1997, the Fast Track program facilitates interactions with the FDA before and during the submission of a NDA for therapeutics being investigated as a treatment of serious or life-threatening diseases where there is an unmet medical need. The Fast Track program enables a company to file an NDA on a rolling basis as data becomes available. This permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which could decrease the typical review period.

Our research and development activities involve the controlled use of hazardous materials, chemicals and controlled substances. We are subject to federal, state and local laws and regulations governing the acquisition, use, storage, handling and disposal of such materials and certain waste products.

Available Information

We were incorporated in Delaware in 1991. Our principal executive office is located at 555 Long Wharf Drive, 11th Floor, New Haven, Connecticut 06511. Our telephone number is (203) 401-3330. We maintain a web site on the Internet at http://www.curagen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These documents are also available in the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and in addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Employees

As of December 31, 2004, we and 454 had 242 full and part-time employees, 107 of whom hold Ph.D., M.D. or J.D. degrees. Our employees include engineers, physicians, molecular biologists, chemists, lawyers and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

Item 2.	Properties

We maintain our administrative offices along with research facilities at locations in both Branford and New Haven, Connecticut. At December 31, 2004, we leased a total of approximately 155,000 square feet at all locations. Our leases are for original terms of two to six years, and generally provide for renewal options for terms of up to five years. In January 2004, we entered into a five-year lease agreement for an additional 20,000 square foot research facility in Branford to allow us to further our pipeline efforts. Also in 2004, we executed three vacancy agreements for approximately 13,000 square feet of space at our New Haven facility.

We believe that our facilities are adequate for our current operations or that suitable additional leased space will be available as needed. Our plans to construct a new corporate headquarters and protein production facility on the land we own in Branford have been deferred, pending improvements in the external financing environment which would afford us the ability to finance the future construction costs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CRGN”. The following table sets forth, for the periods indicated, the low and high sales prices per share for our common stock, as reported by the Nasdaq National Market:

	2004
	Low	High
Quarter Ended March 31, 2004	$5.75	$9.53
Quarter Ended June 30, 2004	4.61	6.78
Quarter Ended September 30, 2004	4.08	6.23
Quarter Ended December 31, 2004	4.65	7.95

	2003
	Low	High
Quarter Ended March 31, 2003	$3.02	$5.25
Quarter Ended June 30, 2003	4.01	7.04
Quarter Ended September 30, 2003	3.81	6.37
Quarter Ended December 31, 2003	5.00	7.86

Stockholders

As of March 1, 2005, there were approximately 221 shareholders of record of our common stock and, according to our estimates, 8,502 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2004 are derived from our audited consolidated balance sheets as of December 31, 2004 and 2003 and the related audited consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years ended December 31, 2004, 2003 and 2002 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the consolidated statements of operations data for each of the two years in the periods ended December 31, 2001 and 2000 have been derived from our related financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenue	$6,339	$6,918	$18,246	$23,475	$20,838
Total operating expenses	98,601	86,597	115,591	84,680	55,195
Loss from operations	(92,262)	(79,679)	(97,345)	(61,205)	(34,357)
Net loss	(90,397)	(74,497)	(90,403)	(42,912)	(26,978)
Net loss per share	(1.81)	(1.51)	(1.85)	(0.89)	(0.70)
Weighted average number of common shares outstanding	49,943	49,335	48,942	48,208	38,748

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data
Cash and investments	$328,120	$343,641	$414,809	$508,349	$477,031
Working capital	312,024	326,310	404,211	496,131	462,543
Total assets	369,212	376,742	448,529	538,701	499,163
Total long-term liabilities	241,000	151,500	150,263	152,297	154,907
Accumulated deficit	379,889	289,492	214,995	124,592	81,680
Stockholders’ equity	106,897	197,681	271,504	355,945	311,610
Cash dividends declared per common share	None	None	None	None	None

Deficiency of Earnings Available to Cover Fixed Charges

The following table sets forth our consolidated deficiency of earnings available to cover fixed charges for each of our five most recent fiscal years.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Deficiency of earnings available to cover fixed charges (1) (2)	($97,231)	($80,634)	($95,793)	($47,968)	($28,706)

(1)	Earnings were inadequate to cover fixed charges. We needed additional earnings, as indicated by the deficiency of earnings available to cover fixed charges for each of the periods presented above, to achieve a ratio of earnings to fixed charges of 1.0x.
(2)	The deficiency of earnings available to cover fixed charges is computed by subtracting fixed charges from earnings before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense plus that portion of net rental expense deemed representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

We have taken a systematic approach to identifying and validating the most promising therapeutic targets from the human genome that are both applicable and amenable to drug development. We use internal resources to develop our potential protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects, Bayer AG (“Bayer”) to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects.

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody and small molecule therapeutics through clinical development. On October 19, 2004, we announced a corporate restructuring to focus on advancing our therapeutic pipeline through clinical development. As part of this restructuring, we reprioritized our development programs and reduced our employee base by approximately 110 people. Going forward, we plan to conserve resources and utilize our cash position to finance the development of products that have the highest potential for success.

In 2003, we initiated a Phase I trial on CG53135, which is being investigated as a potential protein therapeutic for the prevention of oral mucositis (“OM”) in cancer patients that are undergoing chemotherapy and radiotherapy. During 2004, we continued to make progress on the development of CG53135 for OM, including the initiation of an additional Phase I trial in cancer patients undergoing bone marrow transplantation. In October 2004, we announced the initiation of a Phase II trial on CG53135 enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of CG53135 to prevent the development of clinically significant OM. Approximately 200 patients will be randomized to receive a single administration of either placebo or one of three dosages of CG53135 immediately after bone marrow transplantation. In December 2004, data from our Phase I trial on CG53135 for cancer patients undergoing bone marrow transplantation was presented was presented at the 46th Annual Meeting of the American Society of Hematology. Of the 22 patients presented in this poster, no serious drug-related adverse events were noted following treatment with CG53135, and a total of 18 of 22 patients (81.8%) did not develop severe grade 3 or 4 OM.

In February 2004, we received orphan drug designation from the Food and Drug Administration (“FDA”) for CG53135 in OM, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. In December 2004, we received Fast Track status from the FDA to investigate CG53135 for the prevention of OM in patients receiving hematopoietic stem cell transplantation following myeloablative chemotherapy with or without total body irradiation. The Fast Track program enables a company to file a New Drug Application (“NDA”) on a rolling basis as data becomes available and permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which could decrease the typical review period.

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 is one of the most advanced HDAC inhibitors in development and will be investigated as a potential treatment for both solid and hematologic cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to their extensive library of HDAC inhibitor candidates. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance. In August 2004, we signed a clinical trials agreement with the National Cancer Institute (“NCI”) that provides us with access to the expertise at the NCI for the design, implementation, and monitoring of clinical trials with PXD101. Under the agreement, the NCI will sponsor several clinical trials evaluating the activity of PXD101, either alone or in combination with other anti-cancer therapies, for the treatment of solid and hematologic malignancies. NCI-sponsored clinical trials will occur in parallel to those sponsored by CuraGen with all data generated available for use in future product registration. Data generated from two Phase I clinical trials evaluating PXD101 in patients with solid tumors and hematologic cancers enabled us to initiate in January 2005, a Phase II clinical trial on PXD101 for patients with advanced multiple myeloma.

In October 2004, we announced that CR002, our most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, received clearance from the FDA to be investigated as a potential treatment for IgA nephropathy. CR002 is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation, such as IgA nephropathy, that, if left untreated, could progress to kidney failure. In November 2004, we received orphan drug designation from the FDA for CR002 as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. A Phase I trial with CR002 began in November 2004 to determine the maximum tolerated dose in healthy male volunteers.

In October 2004, we announced the advancement of CR011, a fully-human monoclonal antibody-drug conjugate, which we are investigating as a potential treatment for metastatic melanoma. CR011 is the second fully-human monoclonal antibody stemming from our collaboration with Abgenix, and applies antibody-drug conjugate technology that we licensed from Seattle Genetics. We anticipate that CR011 will enter clinical trials during the first half of 2006.

In October 2004, we also announced the advancement of CT052, an investigational small molecule drug for the potential management of adult-onset (Type 2) diabetes, which will be co-developed with Bayer. This compound represents the first drug candidate to enter preclinical development from our ongoing collaboration with Bayer that was established to identify and develop promising drugs for the treatment of diabetes based upon targets we discovered. We anticipate that CT052 will enter clinical trials during the first half of 2006.

In addition to CG53135, PXD101, CR002, CR011, and CT052 we have several potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. These programs may lead to the filing of investigational new drug applications (“INDs”) in the future.

To enable us to focus on our pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in 2000. This majority-owned subsidiary is commercializing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing.” 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, and human health care, including drug discovery and development, and disease diagnosis. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. In 2005, 454 will offer instrument systems and reagents to customers for high-throughput sequencing without the need and complexity of large-scale robotics. Additionally, 454 will continue scaling its technology to analyze larger model organisms, including human DNA, and develop other genomic applications.

We expect to generate value for our shareholders by developing therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: payments under various collaboration agreements to the extent milestones are met; 454 grant, service and product revenue; and interest income.

We expect to continue incurring substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs identified by our platform as being promising and synergistic with our products and expertise; and 454, as it continues work on the development and commercialization of its technology for whole genome analysis. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years, unless we are able to realize additional revenues under existing or new collaboration agreements or through 454’s sales of genomic analysis services and/or complete genomic analysis systems. The timing and amounts of such revenues, if any, cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

The 2003 and 2002 consolidated financial statements have been reclassified to conform to the classifications used in 2004. All dollar amounts in tabular presentations are shown in millions, unless otherwise noted.

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

Research and development expenses.    Research and development costs have been our most significant costs to date and primarily include personnel costs, supplies and reagents, clinical trial related costs such as contractual services and manufacturing costs, perpetual license fees, depreciation of lab equipment and allocated facility costs. Such costs are charged to research and development expenses as incurred. Our research and development expenses also include accruals for clinical trial related costs such as contractual services and current manufacturing costs. At each period end, we estimate the costs incurred to date but not yet invoiced, and we analyze the progress of these services based upon information received from the supplier when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be used in determining the related accruals in any accounting period. Actual results could differ significantly from our estimates under different assumptions.

Revenue recognition.    We have entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. We recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Collaboration revenue is recognized based upon defined metrics of completion, as outlined in the respective agreements, which includes percentage of completion, milestones, and project specific deliverables. These metrics are reviewed internally each month to determine the work performed, deliverables met, and, if required, deliverables accepted by the collaborator. Deferred revenue arising from payments received under collaborative agreements is recognized as income when earned. We have also entered into a collaborative research exchange agreement in which services and technology access are exchanged between the collaborative partner and us. Collaboration revenues and expenses under this exchange agreement included the fair value of the work performed by each collaborative partner.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Grant revenue	$1.2	$—	$1.2	100%
Collaboration revenue	5.1	6.9	(1.8)	(26)%
Grant research expenses	0.9	—	0.9	100%
Research and development expenses	72.7	64.5	8.2	13%
Asset impairment expense	1.9	—	1.9	100%
General and administrative expenses	19.1	19.2	(0.1)	(1)%
Restructuring and related charges	4.0	2.9	1.1	38%
Interest income	8.2	8.9	(0.7)	(8)%
Interest expense	12.9	9.8	3.1	32%
Loss on extinguishment of debt	0.3	—	0.3	100%
Income tax benefit	1.2	0.4	0.8	200%
Minority interest in subsidiary loss	5.7	5.7	—	—

Net loss	$90.4	$74.5

The following table sets forth a comparison of revenue by segment, for the years ended December 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Grant revenue:
454	$1.2	$—	$1.2	100%

Total	$1.2	$—

Collaboration revenue:
CuraGen	$4.7	$6.9	$(2.2)	(32)%
454	0.4	—	0.4	100%

Total	$5.1	$6.9

Grant revenue.    The increase in grant revenue for the year ended December 31, 2004 was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). These grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes. Each of these grants allowed 454 to recover all expenses that were directly related to the research outlined in the grant award for 90 days prior to the grant award date. We expect 2005 grant revenue to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire fiscal year.

Collaboration revenue.    The decrease in CuraGen’s collaboration revenue for the year ended December 31, 2004 was primarily related to a decline in revenue recognized from various strategic alliances and in the volume of projects related to the Bayer alliance during the fourth quarter of 2004. We expect that 2005 collaboration revenue will remain fairly constant as compared to 2004, reflecting continued progress on the Bayer alliance.

The increase in 454’s collaboration revenue for the year ended December 31, 2004 was related to the sales of genomic analysis services as 454 began to commercialize its sequencing platform. We expect 454’s 2005 collaboration revenue to continue to increase as 454 continues to commercialize its platform. Additionally, we expect revenue from 454 in 2005 from the sale of instrument systems and reagents.

Grant research expenses.    The increase in grant research expenses for the year ended December 31, 2004 was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect 2005 grant expenses to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire fiscal year.

Research and development expenses.    The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Research and development expenses:
CuraGen	$59.7	$52.6	$7.1	13%
454	13.0	11.9	1.1	9%

Total	$72.7	$64.5

Research and development expenses consist primarily of: salary and benefits; supplies and reagents; contractual and manufacturing costs; perpetual license fees; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2004 and 2003 by the major categories mentioned above:

	2004	2003	$ Change	% Change
Salary and benefits	$22.2	$24.6	$(2.4)	(10)%
Supplies and reagents	11.7	12.5	(0.8)	(6)%
Contractual and manufacturing costs	16.6	12.6	4.0	32%
Perpetual license fees	7.8	—	7.8	100%
Depreciation and amortization	5.2	5.5	(0.3)	(5)%
Allocated facility costs	9.2	9.3	(0.1)	(1)%

Total research and development expenses	$72.7	$64.5

The increase in research and development expenses for CuraGen for the year ended December 31, 2004 was primarily due to: an increase in contractual and manufacturing costs related to our preclinical studies and clinical trials, and perpetual license fee payments during the second quarter of 2004 of approximately $7.0 million (primarily related to the TopoTarget and Seattle Genetics collaborations); offset by a reduction in the first quarter of 2004 of prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for the Abgenix collaboration. In addition, decreases in salary and benefits, and supplies and reagents, in connection with the October 2004 restructuring plan offset the overall increases in research and development expenses. We anticipate an increase in research and development expenses during 2005 of 7% to 10% as compared to 2004, primarily due to contractual services related to clinical trials and manufacturing; perpetual licensing fees; and milestone payments, primarily to TopoTarget.

The increase in research and development expenses for 454 for the year ended December 31, 2004 was primarily due to increased personnel costs, lab supplies and reagents, and depreciation expense associated with developing a measurement service center and manufacturing capabilities in connection with the preparation for commercialization of 454’s technology.

As soon as we start to conduct a Phase I clinical trial for a potential therapeutic, we begin to track the direct research and development expenses associated with that clinical candidate. The following table shows cumulative direct research and development expenses associated with each clinical candidate as of December 31, 2004 and 2003:

Therapeutic Area and Clinical Candidate	Class	Cumulative Clinical Trial Costs		Indication	Current Trial Status
		2004	2003
Cancer Supportive Care
CG53135	Protein	$16.7	$6.2	Prevention - Oral Mucositis	Phase II

Oncology
PXD101	Small Molecule	$2.6	—	Multiple Myeloma Solid Tumors Hematological Malignancies	Phase II Phase I Phase I

Kidney Inflammation
CR002	Antibody	$0.5	—	IgA Nephropathy	Phase I

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to CG53135, PXD101, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently reliably estimate when, if ever, our product candidates will generate revenue and cash flows.

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

In addition, many factors may delay the commencement and speed of completion of preclinical testing and clinical trials, including the number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trials are conducted, and the length of time required to locate and enroll suitable patient subjects. The successful completion of our development programs and the successful development of our product candidates are highly uncertain and are subject to numerous challenges and risks. Therefore, we cannot presently estimate anticipated completion dates for any of our projects, as described more fully in the Risk Factors section under the heading “Risks Related to Our Business.”

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and our ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors section under the headings “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing product candidates, CG53135, PXD101, CR002, and future product development candidates, may have a significant impact on our capital requirements.

Asset impairment expense.    During the third quarter of 2004, we had an independent market value appraisal performed on the land we own in Branford, Connecticut. This property is being held for the possible future construction of a corporate headquarters and protein production facility, although plans have been deferred, pending improvements in the external financing environment which would afford us the ability to finance the future construction costs. At September 30, 2004, the appraised market value of the property was below the holding value. Therefore, an asset impairment expense of $1.9 million was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2004 remained constant as compared to 2003. General and administrative expenses are expected to decrease by approximately 5% during 2005 as compared to 2004, as a result of the recent corporate restructuring and lower legal patent costs.

Restructuring and related charges.    Restructuring and related charges of approximately $4.0 million were incurred in the fourth quarter of 2004 as a part of our October 2004 corporate restructuring plan. In connection with the 2004 restructuring plan, we incurred $3.0 million related to employee separation costs and $1.0 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2004. The cash requirements under the October 2004 restructuring plan were $2.7 million, of which $2.2 million was paid prior to December 31, 2004. The remaining cash requirements of $0.5 million will be paid through June 2005.

Interest income.    Interest income for the year ended December 31, 2004 decreased primarily due to the utilization of cash and investment balances in the normal course of operations and the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, as well as lower yields in our investment portfolio, offset by the receipt of net proceeds of approximately $106.2 million from our 4% convertible subordinated notes due in 2011. We earned an average yield of 2.2% in 2004 as compared to 2.3% in 2003. In 2005, we expect the yields in our investment portfolio to be slightly higher than 2004. However, due to the utilization of cash and investments balances in the normal course of operations, we anticipate interest income to decrease by approximately $1.0 to $2.0 million in 2005. In the event that during 2005 we use cash to repay a portion of our remaining existing debt due in 2007, our estimate of the size of anticipated decrease in interest income for 2005 will differ accordingly.

Interest expense.    We expect interest expense to be approximately $12.5 million during 2005, primarily attributable to the interest paid semi-annually to the holders of our $130.0 million 6% convertible subordinated debentures due in 2007, and our $110.0 million 4% convertible subordinated notes due in 2011. In the event that during 2005 we use cash to repay a portion of our remaining existing debt due in 2007, our estimate of 2005 interest expense will differ accordingly.

Loss on extinguishment of debt.    In February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction we recorded a loss of approximately $0.3 million in “Loss on extinguishment of debt”, due to the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit.    We recorded an income tax benefit during 2004 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the year ended December 31, 2004, the increase in the income tax benefit was a result of the expiration of the State of Connecticut statute, as it relates to the Year 2000 income tax benefit. We expect the 2005 income tax benefit to be consistent with 2004 (before the adjustment to reflect the statute expiration), as 2005 qualified expenses are expected to remain relatively constant as compared to 2004.

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2004 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) remained relatively consistent with the same period in 2003. During 2005, losses attributed to the minority ownership in 454 are expected to decrease to $4.0 to $5.0 million, as 454 begins selling instruments and reagents as well as increasing their sequencing services. In the event that during 2005 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen.

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002	$ Change	% Change
Collaboration revenue	$6.9	$18.2	$(11.3)	(62)%
Research and development expenses	64.5	81.6	(17.1)	(21)%
General and administrative expenses	19.2	22.9	(3.7)	(17)%
Restructuring and related charges	2.9	11.0	(8.1)	(74)%
Interest income	8.9	11.7	(2.8)	(24)%
Interest expense	9.8	10.2	(0.4)	(4)%
Income tax benefit	0.4	1.5	(1.1)	(73)%
Minority interest in subsidiary loss	5.7	3.9	1.8	47%

Net loss	$74.5	$90.4

Collaboration revenue.    The decrease in collaboration revenue for the year ended December 31, 2003 was primarily a result of a decline in revenue recognized from the Abgenix strategic alliance. Also reflected in the decrease was the on-going change in our business strategy, to establish strategic research and development alliances with companies for the co-development and co-commercialization of therapeutics from our development pipeline, rather than focusing on short-term revenue generating service-based collaborations. In addition, during 2002 the setup phase of the Bayer alliance was completed and we received a related milestone payment, resulting in a transition to the production phase of that alliance.

Research and development expenses.    The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2003 and 2002:

	2003	2002	$ Change	% Change
Research and development expenses:
CuraGen	$52.6	$73.3	$(20.7)	(28)%
454	11.9	8.3	3.6	43%

Total	$64.5	$81.6

Research and development expenses consist primarily of: salary and benefits; supplies and reagents; contractual and manufacturing costs; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated on four major project areas: collaborations; preclinical drug candidates; clinical trials; and our majority-owned subsidiary, 454. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2003 and 2002 by the major categories mentioned above:

	2003	2002	$ Change	% Change
Salary and benefits	$24.6	$31.3	$(6.7)	(21)%
Supplies and reagents	12.5	15.1	(2.6)	(17)%
Contractual and manufacturing costs	12.6	19.2	(6.6)	(34)%
Depreciation and amortization	5.5	5.9	(0.4)	(7)%
Allocated facility costs	9.3	10.1	(0.8)	(8)%

Total research and development expenses	$64.5	$81.6

The decrease in research and development expenses for the year ended December 31, 2003 was primarily due to implementation of corporate restructuring plans in late 2002 and mid 2003, intended to reduce overall costs and focus resources on prioritizing, selecting and advancing our most promising product candidates.

As soon as we start to conduct a Phase I clinical trial for a potential therapeutic, we begin to track the direct research and development costs associated with that clinical candidate. As of December 31, 2003, we had incurred approximately $6.2 million of direct research and development expenses related to our initial clinical candidate, CG53135, for which we received FDA clearance to commence a Phase I clinical trial for oral mucositis in March 2003.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2003 decreased primarily due to the implementation of corporate restructuring plans. Additionally, lower intellectual property expenses are indicative of the shift in our focus from early-stage discovery efforts to the advancement of our therapeutic development efforts.

Restructuring and related charges.    Restructuring and related charges of approximately $2.9 million were incurred in the second quarter of 2003 as a part of our June 2003 corporate restructuring plan which was intended to focus resources on continuing to advance our pipeline of therapeutics into preclinical and clinical development. In connection with the 2003 restructuring plan, we incurred $1.8 million related to employee separation costs, $1.0 million of operating lease obligations and $0.1 million of asset impairment costs. The employee separation costs were recorded under SFAS 146 and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of the second quarter of 2003. The cash requirements under the June 2003 restructuring plan were $2.7 million, of which $1.4 million were paid prior to December 31, 2003. The remaining cash requirements at December 31, 2004 and 2003 of $0.5 million and $1.3 million, respectively, will be paid through the end of 2006.

Interest income.    Interest income for the year ended December 31, 2003 decreased primarily due to lower yields in our investment portfolio and a decrease in cash and investment balances during 2003. We earned an average yield of 2.3% in 2003 as compared to 2.7% in 2002.

Income tax benefit.    We recorded the income tax benefit as a result of Connecticut legislation, which allowed companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing the credit carryforward. For the year ended December 31, 2003, the income tax benefit decrease was a result of the decline in various expenses which qualified for the annual research and development credit as a result of the corporate restructuring plan, primarily personnel costs, supplies and reagents, and intellectual property expenses. In addition, due to 454’s focus on revenues to be realized in the short term, 454 elected not to request a cash refund for 2003, but instead elected to continue to carry forward the credit.

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2003 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) increased primarily due to 454’s additional efforts to advance its technology.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through convertible subordinated debt offerings, public equity offerings, private placements of equity securities, revenues received under our collaborative research agreements and government grants, and exercises of stock options. In February 2004, we completed an offering of $100.0 million of 4% convertible subordinated notes due February 15, 2011, and received net proceeds of approximately $96.5 million. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due February 15, 2011, providing us with additional net proceeds of approximately $9.7 million. Also in February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As of December 31, 2004, we had recognized $112.4 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At December 31, 2004, our gross investment in lab and office equipment, computers, land and leasehold improvements was $49.3 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

454 received two federal grants during 2004, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments.    The following table depicts the components of our operating, investing and financing activities for the year ended December 31, 2004, using the direct cash flow method:

Cash received from collaborators	$6.4
Cash received from grantor	1.1
Cash paid to suppliers and employees	(85.3)
Restructuring and related charges paid	(3.0)
Interest income received	8.1
Interest expense paid	(10.6)

Net cash and investments used in operating activities	(83.3)

Cash paid to acquire property and equipment, net of sales proceeds	(10.4)
Cash paid to acquire intangible assets	(1.1)
Convertible loan to collaborator	(5.0)

Net cash and investments used in investing activities	(16.5)

Cash paid for principal portion of capital leases	(0.2)
Cash received from employee stock option exercises	0.9
Cash received from issuance of convertible debt, net of financing costs	106.2
Cash paid for extinguishment of debt	(20.0)

Net cash and investments provided by financing activities	86.9

Unrealized loss on marketable securities	(2.6)

Net decrease in cash and investments	(15.5)
Cash and investments, beginning of period	343.6

Cash and investments, end of period	$328.1

In accordance with our investment policy, we are utilizing the following investment objectives for cash and investments: (1) investment decisions are made with the expectation of minimum risk of principal loss, even with a modest penalty in yield; (2) appropriate cash balances and related short-term funds are maintained for immediate liquidity needs, and appropriate liquidity is available for medium-term cash needs; and (3) maximum yield is achieved.

Future Liquidity.    During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; interest income; grant revenue; instrument system and reagent sales; potential public securities offerings; and/or private strategic-driven common stock offerings. We also plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology. In that regard, we foresee the following as significant uses of liquidity: personnel costs; supplies and reagents; contractual services related to clinical trials and manufacturing; perpetual licensing fees; potential milestone payments; legal expenses in support of the continued protection of our intellectual property portfolio; costs related to 454, as they continue to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of expenses with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; and capital expenditures during the first quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a continued significant use of liquidity.

Depending on market and other conditions, from time to time, we may repurchase a portion of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. In addition, we also may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

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

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with our future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of December 31, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations (1)	$240.0	$—	$—	$130.0	$—	$—	$110.0
Interest on convertible subordinated debt (1)	48.1	12.2	12.2	8.3	4.4	4.4	6.6
Operating leases (2)	6.2	2.7	1.9	1.2	0.3	0.1	—
Purchase commitments (3)	10.0	6.6	2.4	1.0	—	—	—
Other long-term liabilities (4)	1.0	—	0.5	0.5	—	—	—

Total	$305.3	$21.5	$17.0	$141.0	$4.7	$4.5	$116.6

(1)	Refer to Note 7 to our consolidated financial statements for additional discussion.
(2)	Refer to Note 3 to our consolidated financial statements for additional discussion.
(3)

Includes commitments for capital expenditures, as well as costs associated with our clinical trial development and other supporting arrangements, which are subject to certain limitations and in certain circumstances cancellation clauses. These clinical trial commitments and supporting arrangements are for our protein therapeutic CG53135 and our fully-human monoclonal antibody CR002. Excludes amounts included on our balance sheet as liabilities and certain purchase obligations and potential future milestone payments as discussed below.

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

In addition, we have committed to make potential future milestone payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet and are not included above.

Income Taxes

For income tax purposes, we do not file consolidated income tax returns with 454. As of December 31, 2004, we and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$401.7	2008 to 2025	$338.8	2005 to 2025
454	$44.4	2021 to 2025	$44.1	2021 to 2025

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$14.7	2009 to 2025	$11.3	2014 to 2020
454	$1.7	2021 to 2025	$2.2	2017 to 2020

Recently Enacted Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”) which clarifies rules for consolidation of special purpose entities. The adoption of FIN 46 did not have a material effect on our financial statements. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) which clarifies rules for consolidation of special purpose entities. We have evaluated the provisions of FIN 46R, and have determined that it does not have an impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. Statement 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and therefore, we will be required to adopt SFAS 123R on July 1, 2005. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. We anticipate utilizing the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. We have evaluated the provisions of this pronouncement, and we do not believe it will have an impact on our financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 “Other-Than-Temporary Impairments and Its Application of Certain Investments.” This statement provides guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also requires additional disclosures in the footnotes to the financial statements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements that are subject to certain risks and uncertainties. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our expectation that a Phase I clinical trial to evaluate the safety and tolerability on CG53135 for the treatment, as opposed to the prevention, of OM will be initiated in the first half of 2005; (ii) our expectation that CR011 and CT052will enter clinical trials during the first half of 2006; (iii) our expectation that the Phase II clinical trial for PXD101, which is an open label, multi-center study that is expected to enroll approximately 50 patients in multiple sites in Europe and the United States, will be completed by mid-2006; (iv) our expectation that many of the INDs that we anticipate filing in the future will be from our pipeline, and have been or are ready to be evaluated in animal studies; (v) our expectation that, through our Bayer collaboration, we will reduce drug development costs, reduce the time to market, and create safer and more efficacious therapeutics; (vi) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis; (vii) the ability of 454 to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms; (viii) the ability of 454 to reach its goal of allowing entire genomes to be analyzed without the cost and time restrictions normally associated with scaling up current methods of DNA sequencing in large facilities; (ix) the ability of 454 to sell instrument systems and reagents to customers for high-throughput sequencing without the need and complexity of large-scale robotics; (x) the ability of 454 to continue scaling its technology to analyze larger model organisms, including human DNA, and develop other genomic applications; (xi) the ability of 454’s technology platform, when combined with the use of advanced nanotechnology, to reduce cost and throughput roadblocks to efficient whole genome analysis; (xii) our expectation that 454 will contribute revenue and value to the consolidated entity; (xiii) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline; (xiv) our expectation that NCI-sponsored clinical trials will occur in parallel to those we sponsor, with all data generated available for use in future product registration; (xv) our expectation to continue incurring substantial expenses relating to our research and development efforts; (xvi) our expectation to incur continued losses over the next several years; (xvii) our expectation that grant revenue will increase in comparison to 2004; (xviii) our expectation that 2005 collaboration revenue will remain fairly constant as compared to 2004; (xix) our expectation that 454’s 2005 collaboration revenue will increase; (xx) our expectation that we will have revenue for 454 in 2005 from the sale of instrument systems and reagents; (xxi) our expectation that grant research expenses will increase in comparison to 2004; (xxii) our anticipation that research and development expenses during 2005 will increase 7% to 10% as compared to 2004; (xxiii) our expectation that general and administrative expenses are expected to decrease by approximately 5% during 2005 as compared to 2004; (xxiv) our plans to pay the remaining cash requirements of $0.5 million through the end of 2006, as part of our June 2003 restructuring plan; (xxv) our plans to pay the remaining cash requirements of $0.5 through June 2005, as part of our October 2004 restructuring plan; (xxvi) our expectation that during 2005, the yields in our investment portfolio will be slightly higher than 2004; (xxvii) our anticipation that interest income will decrease by approximately $1.0 to $2.0 million in 2005; (xxviii) our expectation that interest expense will be approximately $12.5 million during 2005; (xxix) our expectation that the 2005 income tax benefit will be consistent with 2004 (before the adjustment to reflect the statute expiration); (xxx) our expectation that during 2005 the losses attributed to the minority ownership in 454 will decrease to $4.0 to $5.0 million; (xxxi) our expectation that we will cost-share expenses with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; (xxxii) our expectation that the payments of interest to the holders of our convertible subordinated debt due in 2007 and 2011 will be a significant use of liquidity; (xxxiii) our expectation that we will incur significant capital expenditures during the first quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities; and, (xxxiv) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months.

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

We do not know whether we can implement our business strategy successfully because we are in the early stages of development. Initially, we set out to find as many genes and their related functions as possible and are now using that information to develop our own therapeutic products. This strategy is largely untested. Other companies first target particular diseases and try to find cures for them, have a limited number of genes and proteins of potential therapeutic interest, or rely on other more proven strategies. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate revenue. We have not completed development of any product based on our genomics research. Although we have three products being investigated in clinical trials, we cannot be certain that these or any future products will receive marketing approval. If we are unable to commercialize products, we may not be able to recover our investment in our product development efforts.

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

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	our inability to identify, enroll and initiate sites to conduct clinical trials;

•	variability in the number and types of patients available for each study, as well as the difficulty in enrolling patients in each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor efficacy or unanticipated adverse effects of products during the clinical trials;

•	institutional review board delays at institutions assisting us with our clinical trials; and

•	government or regulatory delays.

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

We have three products in clinical development and our other products are in preclinical development. None of these products may demonstrate sufficient effectiveness or safety to obtain the requisite regulatory approvals required for initiation or continuation of clinical studies or obtaining marketing approval.

Because we have limited experience in developing, commercializing and marketing products, we may be unsuccessful in our efforts to do so.

Currently, we are developing several potential pharmaceutical products, and such products will require significant research and development and preclinical testing, and will require extensive clinical testing prior to our submitting any regulatory application for their commercial use. Although we are conducting human studies with respect to three products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products. These activities, if undertaken without the collaboration of others, will require the expenditure of significant funds. Such potential pharmaceutical products will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. Even if we complete such studies, our ability to develop and commercialize products will depend on our ability to:

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

We depend on a limited number of suppliers to manufacture and supply critical components of our development and clinical programs.

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

We depend on third-party research organizations to design and conduct our laboratory testing and human studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. As we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities or human studies on schedule or when we request.

Because neither we nor any of our collaborative partners have received marketing approval for any product resulting from our research and development efforts, and may never be able to obtain any such approval, we may not be able to generate any product revenue.

All the products being developed by our collaborative partners will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaborative partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaborative partners may need to address a number of technical challenges successfully in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

We may be unable to manufacture or obtain sufficient quantities of our products and ensure their proper performance and quality.

Biopharmaceuticals must be produced under the cGMPs of the FDA. We do not have facilities capable of manufacturing drug products under cGMPs and must outsource any such production. We are devoting resources to establishing our own manufacturing capabilities to support development and preclinical activities and are contracting with third-party vendors for the manufacture of materials for use in humans. We may be unable to contract successfully for cGMPs manufacture of any products and may be unable to obtain required quantities of our products economically. We may not be able to obtain capacity to produce a sufficient amount of commercial product to meet our clinical development and commercial needs. Failure to meet the demand for product may adversely affect our ability to continue to market the product.

Compliance with government regulation is critical to our business and failure to satisfy regulatory requirements could impair our business.

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory review process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if the FDA allows clinical testing of our products, we will still need to obtain institutional review board approval for each site participating in a clinical study, which may involve additional delays. The rate of completion of clinical trials depends upon, among other factors, the enrollment of patients. Patient enrollment is a function of many factors, including:

•	availability of FDA approved therapies or interventions;

•	timing and restriction of institutional review board approval;

•	the size of the patient population;

•	proximity of patients to clinical sites;

•	eligibility criteria for the study;

•	time commitment of a patient to the study; and

•	existence of competitive clinical trials.

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

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix, Bayer, TopoTarget and Seattle Genetics, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach or terminate their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated.

We depend on attracting and retaining key employees.

We are highly dependent on the principal members of our management and scientific staff, including Jonathan M. Rothberg, Ph.D., our Chief Executive Officer, President and Chairman of the Board; David M. Wurzer, Executive Vice President and Chief Financial Officer; Christopher K. McLeod, Executive Vice President and interim Chief Executive Officer and President at 454; and Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We entered into employment agreements with all of the principal members of our management team. We maintain key person life insurance on the life of Dr. Rothberg in the amount of $2.0 million. Our future success also will depend in part on the continued services of our key scientific and management personnel and our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

We depend on academic collaborators, consultants and scientific advisors.

We have relationships with collaborators and consultants at academic and other institutions who conduct research at our request. These collaborators and consultants are not our employees. Substantially all of our collaborators and consultants are employed by employers other than us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. As a result, we have limited control over their activities and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes and biological pathways involved in human disease, explore and validate biological activity of therapeutic candidates and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. We may not be able to negotiate additional acceptable collaborations with collaborators or consultants at academic and other institutions.

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

We are subject to significant competition from organizations that are pursuing strategies, approaches, technologies and products that are similar to our own. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities. In addition, research in the field of drug development is highly competitive. Our competitors include:

•	biotechnology companies;

•	pharmaceutical companies;

•	academic and research institutions; and

•	government agencies.

We compete with biotechnology and pharmaceutical companies that develop, produce and market therapeutic compounds in the U.S., Europe and elsewhere. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials or approved for conditions identical or similar to the ones we are pursuing. Other companies engaged in research and development we face intense competition from include:

•	Amgen, Inc.;

•	Genentech, Inc.;

•	Gloucester Pharmaceuticals, Inc.;

•	Human Genome Sciences, Inc.;

•	Merck & Co., Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	Novartis, Inc.;

•	major biotechnology and pharmaceutical companies; and

•	universities and other research institutions.

The competition listed above was selected based upon identifying those companies that we feel have business models, are developing drugs or have drugs approved for therapeutic indications that are similar to the ones we are pursuing.

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

Our business and competitive position depends on our ability to protect our products, processes and technologies. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had been issued approximately 79 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

There is substantial uncertainty concerning the extent to which supportive data will be required for issuance of patents for human therapeutics. If data additional to that available to us is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, there can be no assurance that the USPTO examiners will follow such guidelines or that the USPTO’s position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

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

The 454 Life Sciences technology platform is in development and the initial stages of commercialization.

The technology platform of 454, our majority-owned subsidiary (see “Business—454 Life Sciences Corporation”), is still in development and 454 has not had significant sales of its services or products. 454 may not be able to continue to successfully develop or commercialize the 454 technology platform. The success of commercialization of the 454 technology platform depends on many factors, including:

•	the acceptance of 454’s technology in the market place;

•	technical performance of 454’s platform in relation to existing technologies; and

•	454’s ability to obtain from suppliers key components for the manufacture of the 454 instrument and reagents.

454 is subject to competition from organizations that have developed or are developing technologies and products to service 454’s potential customers.

Many of the organizations competing with 454 potentially have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s potential competitors include:

•	Applera Corporation - Applied Biosystems;

•	Affymetrix, Inc.;

•	GE Healthcare;

•	Perlegen Sciences, Inc.; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

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

Patents may not provide sufficient protection for the 454 technology.

454’s products and services are based on the combination of several complex technologies. 454 has developed some of these technologies internally and has pursued patent protection in the U.S. and other countries for certain developments, improvements, and inventions it has developed that are incorporated into 454’s products or that fall within its fields of interest. Other of the technologies of interest to 454 are owned by third parties and are used by 454 under license. There are relatively few decided court cases interpreting the scope of patent claims in these technologies, and 454 believes that its products and services do not infringe the technology covered by valid and enforceable patents. This belief could be successfully challenged by third parties. 454’s patent applications may not protect its products, processes and technologies because of the following reasons:

•	there is no guarantee that any of 454’s pending patent applications will result in additional issued patents;

•	454 may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to 454 or its collaborative customers will provide a basis for commercially viable products;

•	there is no guarantee that any patents issued to 454 or its collaborative customers will provide 454 with any competitive advantages;

•	there is no guarantee that any patents issued to 454 or its collaborative customers will not be challenged or circumvented or invalidated by third parties; and

•	there is no guarantee that any patents issued to others will not have an adverse effect on 454’s ability to do business.

454 could be subject to claims for infringing on patents of other intellectual property rights.

In addition, patent law relating to the scope of claims in the technology fields in which 454 operates is still evolving. Due to the fact that 454’s business depends in large part on advancements made in genomic sequencing technology, there remains a constant risk of intellectual property litigation affecting the company. The patent positions of organizations developing these products, services and technology, including 454, are generally uncertain and could involve complex legal and factual questions. The degree of future protection for 454’s proprietary rights is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of 454’s technologies, or, if patents are issued to 454, design around the patented technologies developed by 454. In addition, 454 could incur substantial costs in litigation if they are required to defend themselves in patent lawsuits brought by third parties, or if 454 initiates such lawsuits.

From time to time, third parties may assert that 454 is infringing patents owned by such third parties. 454 will endeavor to settle such claims by mutual agreement on a satisfactory basis, which would result in withdrawal of the claim and/or result in the granting of licenses to 454. However, 454 cannot make any assurances as to the outcome of any future claims.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $90.3 million in 2004, $74.5 million in 2003 and $90.4 million in 2002, and as of December 31, 2004 had an accumulated deficit of $379.9 million.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during fiscal year 2004, the sale price of our stock ranged from a high of $9.53 per share to a low of $4.08 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of December 31, 2004, we had total consolidated debt of $240.0 million; and for the year ended December 31, 2004, we had a deficiency of earnings available to cover fixed charges of $97.2 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our debt that we sold in 2000 and 2004. The following table shows, as of December 31, 2004, the remaining aggregate amount of our interest payments due in each of the years listed:

Year	Aggregate Interest
2005	$12.2
2006	12.2
2007	8.3
2008	4.4
2009	4.4
Thereafter	6.6

Total	$48.1

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $183.9 million at December 31, 2004 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

In February 2004, in connection with the sale of our 4% convertible subordinated notes due in 2011, we incurred an additional $100.0 million of indebtedness. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due in 2011. As a result of this indebtedness of $110.0 million, our interest payment obligations amount to $4.4 million per year. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

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

Currently, we maintain approximately 7% of our cash and investments in financial instruments with original maturity dates of three months or less, 26% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 67% in financial instruments with original maturity dates of equal to or greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $3.5 million decrease or increase in the fair value of our cash and investments.

Our outstanding long-term liabilities as of December 31, 2004 consisted of $130.0 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, and an accrued long-term liability of $1.0 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements). As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2004, the market value of our $130.0 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $129.0 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $111.4 million.

Item 8.	Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,849	$42,843
Short-term investments	83,921	72,402
Marketable securities	220,350	228,396

Cash and investments	328,120	343,641
Income taxes receivable	829	429
Other current assets	298	26
Prepaid expenses	1,499	1,542

Total current assets	330,746	345,638
Property and equipment, net	24,132	23,540
Intangible and other assets, net	14,334	7,564

Total assets	$369,212	$376,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,840	$4,661
Accrued expenses	4,143	3,456
Accrued payroll and related items	2,075	1,864
Interest payable	4,900	3,750
Deferred revenue	4,244	3,010
Other current liabilities	1,520	2,587

Total current liabilities	18,722	19,328

Long-term liabilities:
Convertible subordinated debt	240,000	150,000
Accrued long-term liabilities	1,000	1,500

Total long-term liabilities	241,000	151,500

Commitments and contingencies

Minority interest in subsidiary	2,593	8,233

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 50,646,538 shares at December 31, 2004, and 49,896,622 shares at December 31, 2003	506	499
Additional paid-in capital	489,725	485,531
Accumulated other comprehensive (loss) income	(1,114)	1,524
Accumulated deficit	(379,889)	(289,492)
Unamortized stock-based compensation	(2,331)	(381)

Total stockholders’ equity	106,897	197,681

Total liabilities and stockholders’ equity	$369,212	$376,742

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue
Grant revenue	$1,207	$—	$—
Collaboration revenue	5,132	6,918	18,246

Total revenue	6,339	6,918	18,246

Operating expenses
Grant research	847	—	—
Research and development	72,743	64,545	81,654
Asset impairment	1,909	—	—
General and administrative	19,102	19,164	22,955
Restructuring and related charges	4,000	2,888	10,982

Total operating expenses	98,601	86,597	115,591

Loss from operations	(92,262)	(79,679)	(97,345)
Interest income	8,266	8,890	11,728
Interest expense	(12,941)	(9,845)	(10,176)
Loss on extinguishment of debt	(294)	—	—

Loss before income tax benefit and minority interest in subsidiary loss	(97,231)	(80,634)	(95,793)
Income tax benefit	1,182	429	1,503
Minority interest in subsidiary loss	5,652	5,708	3,887

Net loss	($90,397)	($74,497)	($90,403)

Basic and diluted net loss per share	$(1.81)	$(1.51)	$(1.85)

Weighted average number of shares used in computing basic and diluted net loss per share	49,943	49,335	48,942

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Number of Shares	Common Stock	Number of Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Loss
January 1, 2002	48,729,319	$487	—	—	$480,050	—	($124,592)	—	$355,945

Net loss	—	—	—	—	—	—	(90,403)	—	(90,403)	($90,403)
Unrealized gains on marketable securities	—	—	—	—	—	$3,357	—	—	3,357	3,357

Comprehensive loss	—	—	—	—	—	—	—	—	—	($87,046)

Issuance of restricted stock	266,250	3	—	—	1,751	—	—	($1,751)	3
Repurchase of restricted stock	—	—	12,500	($49)	(38)	—	—	—	(87)
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	624	624
Employee stock option activity	162,247	2	—	—	773	—	—	—	775
Non-employee stock option activity	69,845	1	—	—	291	—	—	—	292
Stock-based 401(k) employer plan match	134,802	1	—	—	997	—	—	—	998

December 31, 2002	49,362,463	494	12,500	(49)	483,824	3,357	(214,995)	(1,127)	271,504
Net loss	—	—	—	—	—	—	(74,497)	—	(74,497)	($74,497)
Unrealized losses on marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	(1,833)	—	—	(1,833)	(1,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	($76,330)

Retirement of treasury stock	(12,500)	—	(12,500)	49	(49)	—	—	—	—
Repurchase and retirement of restricted stock	(11,111)	—	—	—	(78)	—	—	—	(78)
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	746	746
Employee stock option activity	390,765	4	—	—	1,436	—	—	—	1,440
Non-employee stock option activity	22,400	—	—	—	106	—	—	—	106
Stock-based 401(k) employer plan match	144,605	1	—	—	634	—	—	—	635
Stock issuance costs	—	—	—	—	(342)	—	—	—	(342)

December 31, 2003	49,896,622	499	—	—	485,531	1,524	(289,492)	(381)	197,681
Net loss	—	—	—	—	—	—	(90,397)	—	(90,397)	($90,397)
Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	(2,638)	—	—	(2,638)	(2,638)

Comprehensive loss	—	—	—	—	—	—	—	—	—	($93,035)

Issuance of restricted stock	385,895	4	—	—	2,400	—	—	(2,400)	4
Repurchase and retirement of restricted stock	(6,777)	—	—	—	(46)	—	—	—	(46)
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	450	450
Employee stock option activity	232,588	2	—	—	1,038	—	—	—	1,040
Non-employee stock option activity	20,000	—	—	—	95	—	—	—	95
Stock-based 401(k) employer plan match	118,210	1	—	—	707	—	—	—	708

December 31, 2004	50,646,538	$506	—	$—	$489,725	($1,114)	($379,889)	($2,331)	$106,897

Disclosure of 2003 comprehensive loss reclassification adjustment:
Unrealized holding losses on marketable securities arising during period										($1,516)
Reclassification adjustment for gains included in net loss										(317)

Unrealized losses on marketable securities, net of reclassification adjustment										($1,833)

Disclosure of 2004 comprehensive loss reclassification adjustment:
Unrealized holding losses on short-term investments and marketable securities arising during period										($2,657)
Reclassification adjustment for losses included in net loss										19

Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment										($2,638)

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	($90,397)	($74,497)	($90,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,324	8,662	9,287
Asset impairment expense	2,960	265	9,056
Non-monetary compensation	641	843	612
Stock-based 401(k) employer plan match	708	635	998
Loss on extinguishment of debt	294	—	—
Minority interest	(5,652)	(5,708)	(3,887)
Changes in assets and liabilities:
Income taxes receivable	(400)	1,930	(1,503)
Other current assets	(272)	249	401
Prepaid expenses	43	1,863	(595)
Intangible and other assets, net	(211)	108	66
Accounts payable	(2,821)	2,235	(1,050)
Accrued expenses	687	417	795
Accrued payroll and related items	211	(436)	376
Interest payable	1,150	—	—
Deferred revenue	1,234	400	585
Other current liabilities	(863)	882	659

Net cash used in operating activities	(83,364)	(62,152)	(74,603)

Cash flows from investing activities:
Acquisitions of property and equipment	(10,404)	(6,899)	(20,339)
Payments for intangible assets	(1,068)	(3,613)	(130)
Proceeds from sale of fixed assets	12	53	31
Convertible loan to collaborator	(5,000)	—	—
Net (outflows) inflows from purchases and maturities of short-term investments	(11,640)	125,899	74,430
Gross purchases of marketable securities	(111,749)	(166,188)	(144,750)
Gross sales of marketable securities	42,658	9,566	—
Gross maturities of marketable securities	74,620	74,500	—

Net cash (used in) provided by investing activities	(22,571)	33,318	(90,758)

Cash flows from financing activities:
Payments on capital lease obligations	(204)	(1,570)	(2,963)
Proceeds from issuance of 454 Life Sciences Corporation Preferred Stock	—	3,988	—
Payments of stock issuance costs	—	(520)	—
Proceeds from exercise of stock options and issuance of restricted stock	914	1,378	1,107
Payments of financing costs	(3,769)	—	—
Proceeds from issuance of convertible debt	110,000	—	—
Payment for extinguishment of debt	(20,000)	—	—

Net cash provided by (used in) financing activities	86,941	3,276	(1,856)

Net decrease in cash and cash equivalents	(18,994)	(25,558)	(167,217)
Cash and cash equivalents, beginning of year	42,843	68,401	235,618

Cash and cash equivalents, end of year	$23,849	$42,843	$68,401

Supplemental cash flow information:
Interest paid	$10,694	$9,097	$9,367
Income tax benefit payments received	$—	$2,739	$—

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (“CuraGen”) is a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases and diabetes. CuraGen’s pipeline of therapeutics is based on targets from the human genome that the Company believes play a role in important mechanisms underlying disease. In June 2000, CuraGen formed 454 Life Sciences Corporation (“454”), a majority-owned subsidiary, which is commercializing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”).

The 2003 and 2002 consolidated financial statements have been reclassified to conform to the classification used in 2004. All dollar amounts are shown in thousands, except share and per share data.

Principles of Consolidation—The consolidated financial statements include CuraGen and 454 (the “Company”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation (see Note 15).

Cash and Investments—The Company considers investments readily convertible into cash, with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. Investments with an original maturity equal to or greater than one year are designated as marketable securities. Both short-term investments and marketable securities are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive income”.

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

Impairment of Long-Lived Assets—The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”) which establishes a single accounting model for long lived assets to be held for use. The Company

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. The impairment write-down would be the difference between the carrying amount and the fair value of these long-lived assets. A loss on impairment would be recognized through a charge to earnings.

Licensing Fees—Licensing fees for various research and development purposes were paid during 2004 and 2003 (see Note 11, Note 12 and Note 13). Perpetual licenses taken on potential therapeutic products for which there is no current indication as to whether or not there is a future commercial market for sale, are expensed when incurred. Licenses acquired for which there is a specific period of benefit, are amortized by the Company over that period. The costs of non-perpetual licenses, which are included in Intangible and other assets, net, are amortized over the various lives of the licenses ranging from one to ten years.

Certain fully amortized licensing fees were written-off during 2004 and 2003. Accumulated amortization aggregated $973 and $441, respectively, as of December 31, 2004 and 2003. Related amortization expense was $1,355, $552 and $80, respectively, for the years ended December 31, 2004, 2003 and 2002.

Financing Costs—The Company includes deferred financing costs incurred in connection with the issuance of convertible subordinated debt in Intangible and other assets, net and amortizes these costs over the life of the debt. When the debt is repurchased, the Company nets the unamortized deferred financing costs with any gain or loss recognized on the extinguishment of the debt.

Accumulated amortization aggregated $3,591 and $2,851, respectively, as of December 31, 2004 and 2003. Related amortization expense was $1,129, $734, and $731, respectively, for the years ended December 31, 2004, 2003 and 2002.

Patent Application Costs—It is the Company’s policy to seek patent protection on processes and products in various countries. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Revenue Recognition—The Company has entered into certain collaborative research agreements that provide for the partial or complete funding of specified projects in exchange for access to, and certain rights in, the data discovered under the related projects. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Collaboration revenue is recognized based upon defined metrics of completion, as outlined in the respective agreements, which includes percentage of completion, milestones, and project specific deliverables. These metrics are reviewed internally each month to determine the work performed, deliverables met, and, if required, deliverables accepted by the collaborator. Deferred revenue arising from payments received under collaborative agreements is recognized as income when earned.

The Company has entered into a collaborative research exchange agreement in which services and technology access were exchanged between the collaborative partners. During the first quarter of 2004, this agreement was terminated and, accordingly, the Company reduced its prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for this collaboration. Revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partner. Revenues were $0, $0 and $9,574 and expenses were $0, $1,500 and $11,074 under the exchange agreement for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development Expenses—Research and development costs are charged to research and development expenses as incurred. Such costs include salary and benefits; supplies and reagents; contractual and manufacturing costs; perpetual license fees; depreciation and amortization; and allocated facility costs. Amounts related to manufacturing activities, for which the physical drug products will be utilized in research and development, and there is no current indication as to whether or not there is a future commercial market for sale of any successful drug development from these therapeutics, are expensed as incurred.

Stock-Based Compensation—The FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees through June 30, 2005. Effective July 1, 2005, the Company will apply the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004. See Note 1 “Recently Enacted Pronouncements” regarding provisions of SFAS 123R.

For CuraGen and 454 options issued to non-employees, the Company records the transactions based upon a Black-Scholes calculation as of the date each option vests and is earned. The Company recorded stock-based compensation expense attributable to non-employees totaling $67, $67, and $35, for the years ended December 31, 2004, 2003 and 2002, respectively.

For CuraGen options issued to employees, CuraGen records the transactions based upon the difference between the option strike price and its closing stock price on the Nasdaq National Market as of the date of issuance. During 2004, 2003 and 2002, no stock-based compensation in connection with options granted to employees was recorded, as all options granted were issued at CuraGen’s closing stock price on the Nasdaq National Market as of the date of issuance.

For 454 options issued to employees, 454 records the transactions based upon the difference between the option strike price and the fair market value of the stock on the date of issuance. During 2004, 2003 and 2002, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the fair market value of the stock on the date of issuance.

For restricted stock issued to employees, CuraGen records the transactions based upon the difference between its closing stock price on the Nasdaq National Market as of the date of issuance and the cash paid by the employee for the stock. Pursuant to the term of CuraGen’s 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”), the cash required to be paid by employees upon the issuance of restricted stock is equal to the par value of the Company’s Common Stock. Restricted stock awards result in the recognition of unamortized stock-based compensation. Unamortized stock-based compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the period of time during which the restrictions will lapse. Stock-based compensation associated with restricted stock granted to employees during 2004 amounted to $2,400, and is being expensed from 2004 to 2006, as the restrictions on the stock will lapse 100% during November 2006. Stock-based compensation associated with restricted stock granted to employees during 2002 amounted to $1,751, and is being expensed from 2002 to 2005, the period of time over which the restrictions on the stock will lapse. There was no restricted stock issued to employees during 2003.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded stock-based compensation expense for restricted stock issued to employees of $404, $668 and $385, for the years ended December 31, 2004, 2003 and 2002, respectively.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 pro forma expense and net loss disclosures have been adjusted to reflect differences discovered during the preparation of the 2004 pro forma disclosures.

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	($90,397)	($74,497)	($90,403)
Stock-based employee compensation expense included in net loss	450	746	624
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(3,215)	(3,948)	(7,961)

Pro forma net loss	($93,162)	($77,699)	($97,740)

Basic and diluted net loss per share:
As reported	($1.81)	($1.51)	($1.85)
Pro forma	($1.87)	($1.57)	($2.00)

The assumptions utilized by the Company in deriving the pro forma amounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility—CuraGen	82%	60%	60%
Expected stock price volatility—454.10%		.10%	.10%
Risk-free interest rate	3.65%	2.00%	2.00%
Expected option term in years—CuraGen	Between 3.3 and 6.1	Between 3.5 and 9.0	Between 3.9 and 7.5
Expected option term in years—454	Between 5.6 and 8.6	Between 5.6 and 9.4	Between 5.6 and 9.6

The approximate weighted average grant date fair value of options granted during the years ended December 31, 2004, 2003, and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002
CuraGen	$5.80	$3.20	$7.42
454	$0.66	$0.42	$0.38

Comprehensive Income—Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires reporting and displaying of comprehensive income and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and is comprised of unrealized gains and losses on short-term investments and marketable securities.

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts (see Note 6).

Loss Per Share—Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, warrants granted but not yet exercised, convertible subordinated debt, unvested restricted stock, and stock options granted under CuraGen’s stock option plans but not yet exercised are antidilutive and therefore not considered for the diluted LPS calculations. Under the assumption that “in-the-money” warrants, convertible subordinated debt, unvested restricted stock, and stock options were not antidilutive, the denominator for diluted LPS would be 62,971,584, 52,708,387 and 52,966,962 for the years ended December 31, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short-term nature. In addition, the Company has short-term investments and marketable securities which are recorded at fair value (see Note 9). The Company also has convertible subordinated debt (see Note 7) and a convertible loan receivable from TopoTarget (see Note 12). The Company considers the carrying amount of the TopoTarget loan to approximate fair value.

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

Segments—The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting information on operating segments in interim and annual financial statements. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets. During 2004, the Company met these requirements, and accordingly has two reportable segments (see Note 15).

Recently Enacted Pronouncements—The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”) which clarifies rules for consolidation of special purpose entities. The adoption of FIN 46 did not have a material effect on the Company’s financial statements. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) which clarifies rules for consolidation of special purpose entities. The Company has evaluated the provisions of FIN 46R, and has determined that it does not have an impact on its financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. Statement 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and therefore, the Company will be required to adopt SFAS 123R on July 1, 2005. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. The Company anticipates utilizing the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has it determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company has evaluated the provisions of this pronouncement, and it does not believe it will have an impact on its financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 “Other-Than-Temporary Impairments and Its Application of Certain Investments.” This statement provides guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also requires additional disclosures in the footnotes to the financial statements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2004	2003
Laboratory equipment	$18,988	$18,854
Leased equipment	—	2,273
Leasehold improvements	6,762	6,406
Office equipment	12,553	14,015
Land	2,601	4,509
Property in progress	8,443	1,313

Total property and equipment	49,347	47,370
Less accumulated depreciation and amortization	25,215	23,830

Total property and equipment, net	$24,132	$23,540

Depreciation and amortization expense for property and equipment was $6,545, $7,336 and $8,394, for the years ended December 31, 2004, 2003 and 2002, respectively. The company paid off its final capital leases during 2004. Property in progress relates to leasehold improvements and laboratory equipment for which the costs were incurred but the assets have not yet been placed in service.

During the third quarter of 2004, the Company had an independent market value appraisal performed on the land it owns in Branford, Connecticut. This property is being held for the possible future construction of a corporate headquarters and protein production facility, although plans have been deferred, pending improvements in the external financing environment which would afford the Company the ability to finance the future construction costs. At September 30, 2004, the appraised market value of the property was below the Company’s carrying value. Therefore, an asset impairment expense of $1,909 was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

3.	Leases

Capital Leases

Leased equipment under all capital lease agreements consisted of the following:

	December 31,
	2004	2003
Leased equipment	$—	$2,273
Less accumulated amortization	—	1,866

Total leased equipment, net	$—	$407

The company paid off its final capital leases during 2004, and did not finance any leased assets during the years ended December 31, 2004 or 2003.

Operating Leases

In 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facility at 555 Long Wharf Drive, New Haven, Connecticut. From 1997 to 2002, the

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company amended the original lease to increase its leased space to a total of 36,000 square feet, with a term ending December 2002, with two five year renewal options. In 2001 and 2002, the Company amended the lease to increase its leased space to a total of 50,000 square feet. This additional 14,000 square feet of space has a term ending June 2006, without a renewal option. Also in 2002, the Company amended the lease to increase its leased space to a total of 55,000 square feet. This additional 5,000 square feet of space has a term ending October 2008, without a renewal option. In 2002, the Company exercised the option to renew the lease on 36,000 square feet for one additional five-year period, ending December 2007, and relinquished the second five-year period renewal option. In 2004, the Company executed three vacancy agreements for approximately 13,000 square feet of space.

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

In May 2001, the Company entered into a five-year lease agreement for a 20,000 square foot research facility at 16 Commercial Street, Branford, Connecticut. The Company has the option to renew this lease for one additional term of five years.

In January 2002, the Company entered into a non-renewable five-year lease agreement for a 4,400 square foot storage facility in Branford, Connecticut. In 2004, the Company amended the lease to increase its leased space to a total of 5,600 square feet.

In January 2004, the Company entered into a five-year lease agreement for a 20,000 square foot research facility at 15 Commercial Street, Branford, Connecticut. The Company has the option to renew this lease for one additional term of five years.

In May 2001, 454 entered into a non-renewable five-year lease agreement for a 16,000 square foot research and administrative facility at 20 Commercial Street, Branford, Connecticut.

Total rent expense under all operating leases for 2004, 2003 and 2002 was approximately $2,296, $2,335 and $2,228, respectively.

The future minimum rental payments for all operating leases are as follows as of December 31, 2004:

Year Ended December 31,
2005	$2,679
2006	1,874
2007	1,218
2008	310
2009	48

Total	$6,129

4.	Major Collaborators

The Company has entered into certain collaborative research agreements which provide for the partial or complete funding of specified projects in exchange for access to and certain rights in the resultant data discovered under the related projects. The loss of any of these major collaborators would not materially effect the

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s operations. Revenues from collaborative research agreements representing 10% or more of the Company’s total collaboration revenues are as follows:

	Year Ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
Company A	*	*	*	*	$9,574	52%
Company B	$3,041	59%	$3,830	55%	6,062	33%
Company C	*	*	946	14%	—	—
Company D	—	—	993	14%	—	—
Company E	1,295	25%	*	*	—	—

*less than 10%

5.	Stockholders’ Equity

Authorized Capital Stock

CuraGen’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (“Common Stock”), 5,000,000 shares of Preferred Stock, par value of $.01 per share and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2004, the Company had reserved 937,500 shares of Common Stock for issuance pursuant to outstanding warrants (see Note 8), 2,036,740 shares of Common Stock for issuance pursuant to the 6% convertible subordinated debentures due in 2007 and 11,356,719 shares of Stock for issuance pursuant to the 4% convertible subordinated notes due in 2011 (see Note 7). In addition, as of December 31, 2004, 314,064 and 8,474,662 shares of Common Stock had been reserved for issuance pursuant to CuraGen’s 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) and CuraGen’s 1997 Stock Plan, respectively.

454’s authorized capital stock consists of 48,000,000 shares of Common Stock, par value of $.01 per share (“454 Common Stock”) and 38,000,000 shares of Preferred Stock, par value of $.01 per share (“454 Preferred Stock”), of which 12,000,000 shares are designated as Series A Convertible Preferred Stock, 8,000,000 shares are designated as Series B Convertible Preferred Stock, 6,404,854 shares are designated as Series C Convertible Preferred Stock and 1,595,146 shares are designated as Series D Convertible Preferred Stock. At December 31, 2004, 454 had issued and outstanding: 52,350 shares of 454 Common Stock; 12,000,000 shares of Series A Convertible Preferred Stock; 8,000,000 shares of Series B Convertible Preferred Stock; 6,404,854 shares of Series C Convertible Preferred Stock; and 1,595,146 shares of Series D Convertible Preferred Stock. Additionally, at December 31, 2004, 454 had 4,947,650 shares of 454 Common Stock reserved for issuance pursuant to the 454 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”).

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

CuraGen’s 1993 Stock Plan was adopted by its Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of CuraGen. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 314,064 shares were outstanding as of December 31, 2004 and 1,356,904 stock options had been exercised under the 1993 Stock Plan as of December 31, 2004. Effective October 1997, upon a resolution by the Board of Directors, CuraGen will not grant any further options under the 1993 Stock Plan.

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2002	528,480	$2.34
Granted	—
Exercised	(57,500)	3.08
Canceled or lapsed	—

Outstanding December 31, 2002	470,980	2.25
Granted	—
Exercised	(98,000)	1.76
Canceled or lapsed	—

Outstanding December 31, 2003	372,980	2.38
Granted	—
Exercised	(58,916)	1.63
Canceled or lapsed	—

Outstanding December 31, 2004	314,064	2.52

Exercisable December 31, 2002	470,980	2.25

Exercisable December 31, 2003	372,980	2.38

Exercisable December 31, 2004	314,064	2.52

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.155-1.500	125,800	1.1	$1.35
2.050-3.000	84,800	1.6	2.06
3.750-5.000	103,464	2.5	4.33

	314,064

CuraGen’s 1997 Stock Plan was approved by its Board of Directors in October 1997 and by its stockholders in January 1998. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of Common Stock were

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

originally reserved for issuance under the 1997 Stock Plan; in May 1999, upon approval of the stockholders, the amount reserved was increased to 7,000,000; and, in May 2003, upon approval of the stockholders, the amount reserved was increased to 10,500,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors of CuraGen (“the Compensation Committee”). The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2004, CuraGen had 5,045,687 options outstanding under the 1997 Stock Plan and an additional 3,428,975 available for grant. In addition, 1,403,581 stock options had been exercised under the 1997 Stock Plan as of December 31, 2004.

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2002	4,277,891	$20.96
Granted	2,045,275	10.99
Exercised	(174,592)	4.66
Canceled or lapsed	(1,199,621)	26.63

Outstanding December 31, 2002	4,948,953	16.04
Granted	987,375	4.46
Exercised	(315,065)	3.80
Canceled or lapsed	(660,507)	19.02

Outstanding December 31, 2003	4,960,756	14.11
Granted	987,775	8.00
Exercised	(193,672)	4.17
Canceled or lapsed	(709,172)	14.01

Outstanding December 31, 2004	5,045,687	13.28

Exercisable December 31, 2002	2,019,081	14.70

Exercisable December 31, 2003	2,605,882	15.43

Exercisable December 31, 2004	3,106,649	15.04

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 2.5650-3.7800	530,234	4.0	$3.23
3.8750-5.0310	1,010,746	6.4	4.29
5.0900-6.0000	1,081,763	5.8	5.68
7.3750-8.7100	953,700	7.8	8.41
15.8300-22.5000	530,942	6.2	16.84
24.9375-31.6600	448,685	5.1	27.05
41.1250-58.3340	489,617	4.4	52.51

	5,045,687

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$ 2.5650-3.7800	486,988	$3.21
3.8750-5.0310	476,481	4.19
5.0900-6.0000	814,219	5.71
7.3750-8.7100	261,499	7.63
15.8300-22.5000	305,410	16.88
24.9375-31.6600	340,685	27.07
41.1250-58.3340	421,367	52.52

	3,106,649

During 2002, the Compensation Committee approved grants for 266,250 shares of restricted stock. Pursuant to the provisions of the 1997 Stock Plan, the purchase price of the restricted stock is equal to the par value of the Company’s Common Stock, and each grant of restricted stock is subject to certain repurchase rights of the Company. During 2003 and 2004, the restrictions lapsed on 77,333 shares and 71,799 shares, respectively, and 11,111 shares and 6,777 shares, respectively, of the previously granted restricted stock were repurchased from employees upon their terminations. All of the repurchased shares were retired upon resolutions by the Board of Directors. As of December 31, 2004, 65,000 shares of restricted stock issued in 2002 remain outstanding and will vest the final one-third increments during 2005, with the lapsing of the repurchase rights.

During 2004, the Compensation Committee approved grants for 385,895 shares of restricted stock. Pursuant to the provisions of the 1997 Stock Plan, the purchase price of the restricted stock is equal to the par value of the Company’s Common Stock, and each grant of restricted stock is subject to certain repurchase rights of the Company. During 2004, no restrictions lapsed and no shares of the previously granted restricted stock were repurchased from employees. As of December 31, 2004, 385,895 shares of restricted stock issued in 2004 remain outstanding and will vest 100% on November 17, 2006, with the lapsing of the repurchase rights.

The 454 2000 Stock Plan was approved by the 454 Board of Directors and stockholders in September 2000. The 454 2000 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of 454. A total of 5,000,000 shares of 454 Common Stock are reserved for issuance under the 454 2000 Stock Plan. The 454 2000 Stock Plan is administered by the Board of Directors of 454. The Board of Directors of 454 has the authority to administer the provisions of the 454 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2004, 454 had 3,757,134 options outstanding and an additional 1,190,516 available for grant. In addition, 52,350 stock options had been exercised under the 454 2000 Stock Plan as of December 31, 2004.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 454 2000 Stock Plan during the years ended December 31, 2002, 2003 and 2004 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2002	1,927,250	$2.46
Granted	1,404,000	2.50
Exercised	(45,333)	2.50
Canceled or lapsed	(184,600)	2.50

Outstanding December 31, 2002	3,101,317	2.48
Granted	576,500	2.50
Exercised	(2,600)	2.50
Canceled or lapsed	(263,233)	2.50

Outstanding December 31, 2003	3,411,984	2.47
Granted	466,000	2.50
Exercised	(4,417)	2.50
Canceled or lapsed	(116,433)	2.50

Outstanding December 31, 2004	3,757,134	2.47

Exercisable December 31, 2002	960,207	2.41

Exercisable December 31, 2003	1,698,680	2.44

Exercisable December 31, 2004	2,247,259	2.45

The following table summarizes information about stock options under the 454 2000 Stock Plan at December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.25-2.50	3,757,134	7.1	$2.47

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25-2.50	2,247,259	$2.45

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The Company provides for income taxes using the asset and liability method. The difference between the income tax benefit and the amount that would be computed by applying the statutory Federal income tax rate to net loss is attributable to the following:

	Year Ended December 31,
	2004	2003	2002
Net loss before income tax benefit	($91,579)	($74,926)	($91,906)

Expected tax benefit at 35%	$32,053	$26,224	32,167
Minority interest for which no tax benefit is available	1,978	1,998	1,360
Other items	261	(146)	(12)
Connecticut taxes, including research and development credits subject to carryforward, net of federal benefit	7,336	5,498	6,539
Federal research and development credits subject to carryforward	2,524	2,394	2,723
Increase in valuation allowance on deferred tax asset	(42,970)	(35,539)	(41,274)

Total income tax benefit	$1,182	$429	$1,503

The income tax benefits were recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual incremental research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the year ended December 31, 2004, the increase in the income tax benefit was a result of the expiration of the State of Connecticut statute, as it related to the Year 2000 income tax benefit.

The net deferred income tax assets consisted of the following:

	December 31,
	2004	2003
Total deferred income tax assets	$205,789	$164,720
Valuation allowance	($205,789)	($164,720)

Total	$—	$—

As the Company has no prior earnings history, a valuation allowance has been established due to the Company’s uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. A tax benefit of approximately $28,327 related to stock options, will be credited to equity when the benefit is realized. The increase in the valuation allowance was $41,069, $35,689 and $40,693, for the years ended December 31, 2004, 2003 and 2002, respectively.

For income tax purposes, CuraGen does not file consolidated income tax returns with 454. As of December 31, 2004, CuraGen and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income and research and development tax credit carryforwards available to offset future federal and Connecticut income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$401,709	2008 to 2025	$338,792	2005 to 2025
454	$44,437	2021 to 2025	$44,100	2021 to 2025

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$14,720	2009 to 2025	$11,319	2014 to 2020
454	$1,727	2021 to 2025	$2,210	2017 to 2020

7.	Convertible Subordinated Debt

6% Convertible Subordinated Debentures Due 2007

During February 2000, the Company completed an offering for $150,000 of 6% convertible subordinated debentures due February 2, 2007 and received net proceeds of approximately $145,600. In February 2004, the Company repurchased $20,000 of its 6% convertible subordinated debentures due in 2007, for total consideration of $20,000, plus accrued interest of $50 to the date of repurchase. As a result of the transaction, in February 2004 the Company recorded a loss of $294 in Loss on extinguishment of debt, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible at the election of the Company into Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share, or a total of 2,036,740 shares of Common Stock issuable upon conversion of the notes as of December 31, 2004. On December 31, 2004, the market value of the debentures, based on quoted market prices, was estimated at $129,025.

The Company pays cash interest on the debentures on February 2 and August 2 of each year. Related interest expense for the each of the years ended December 31, 2004, 2003 and 2002 was approximately $7,950, $9,000 and $9,000, respectively.

4% Convertible Subordinated Notes Due 2011

In February 2004, the Company completed an offering of $100,000 of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $96,500. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10,000 of 4% convertible subordinated notes due February 15, 2011, providing the Company with additional net proceeds of approximately $9,700. The notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The notes are convertible by the holders of the notes into the Company’s Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of approximately $9.69 per share of Common Stock, or a total of 11,356,719 shares of Common Stock issuable upon conversion of the notes as of December 31, 2004.

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The market value of the notes, based on quoted market prices, was estimated at $111,375 on December 31, 2004.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the obligations under the convertible subordinated note agreement, the Company filed a registration statement with the Securities and Exchange Commission on March 25, 2004 to register the resale of any shares issued as a result of the conversion of the notes. The SEC declared such registration statement effective on June 30, 2004.

The Company pays cash interest on the notes on February 15 and August 15 of each year. Related interest expense for the year ended December 31, 2004 was $3,793.

8.	Minority Interest in Subsidiary

In June 2000, CuraGen launched 454, a majority owned subsidiary, to commercialize novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”). CuraGen sold to Soros Fund Management, L.L.C., and Cooper Hill Partners, L.L.C. five-year warrants to purchase 937,500 shares of its Common Stock at $32.375 per share for an aggregate purchase price of $12,500. Simultaneously, 454 sold 8,000,000 shares of Series B Preferred Stock to Soros Fund Management and Cooper Hill Partners and members of CuraGen’s senior management team and related parties for an aggregate purchase price of $20,000. In order to complete the funding of 454, and in exchange for 12,000,000 shares of Series A Preferred Stock, CuraGen contributed $20,000 in cash and certain technologies for conducting genomic analyses. As a result of this contribution of technology to 454, CuraGen recognized a gain of $3,929 recorded in additional paid-in-capital.

In September 2003, 454 raised an additional $20,000 from several existing shareholders including CuraGen and Cooper Hill Partners, L.L.C. CuraGen contributed $16,012 in exchange for 6,404,854 shares of Series C Preferred Stock and the minority shareholders received 1,595,146 shares of Series D Preferred Stock in exchange for $3,988. As a result of these investments, CuraGen’s majority ownership in 454 is approximately 66%.

In the event that during 2005 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen.

9.	Available-for-Sale Securities

The Company purchases short-term investments and marketable securities consisting of debt securities, which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption Accumulated other comprehensive (loss) income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at December 31, 2004 and 2003, by contractual maturity, are shown below. Contractual maturities of mortgage backed and asset-backed securities are allocated in the tables based on the expected maturity date.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for sale securities:
Due in one year or less	$179,892	$183	$(495)	$179,580
Due in one through three years	96,023	231	(690)	95,564
Due in three through five years	29,471	—	(344)	29,127

Total Available-for sale securities	$305,386	$414	$(1,529)	$304,271

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for sale securities:
Due in one year or less	$92,605	$574	$(1)	$93,178
Due in one through three years	97,375	1,227	(305)	98,297
Due in three through five years	36,892	207	(178)	36,921

Total Available-for sale securities	$226,872	$2,008	$(484)	$228,396

For the year ended December 31, 2004, the Company realized gross gains of $135 and gross losses of $154 on securities sold. For the year ended December 31, 2003 the Company realized gross gains of $423 and gross losses of $106 on securities sold.

The following tables show the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by contractual maturity:

	December 31, 2004
	Fair Value	Unrealized Losses
Due in one year or less	$155,152	$495
Due in one through three years	71,157	690
Due in three through five years	29,128	344

	$255,437	$1,529

	December 31, 2003
	Fair Value	Unrealized Losses
Due in one year or less	$527	$1
Due in one through three years	29,065	305
Due in three through five years	15,651	178

	$45,243	$484

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by contractual maturity:

	December 31, 2004
	Fair Value	Unrealized Losses
Due in one year or less	$11,650	$78
Due in one through three years	14,022	245
Due in three through five years	7,176	93

	$32,848	$416

The Company did not have any investments in individual securities that were in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2003.

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary. The Company’s investment objectives for cash equivalents, short term investments and marketable securities (the “investment portfolio”) is to preserve capital while maintaining liquidity and generating favorable yields within the limitations of the investment guidelines outlined in the Company’s and 454’s investment policies. These investment policies provide guidelines for sector diversification, maximum maturity and duration, concentration limits and credit quality. These policies also outline unacceptable investments.

In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities which are primarily related to interest rate increases and the severity of the impairment of the individual securities which are all less than 5% of the book value of the security.

10.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,152 was paid prior to December 31, 2004. The remaining cash requirements of $529 will be paid through 2006.

On October 19, 2004, the Company announced a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. As part of this restructuring, the Company reprioritized its development programs and reduced its employee base by approximately 110 people, resulting in a staff of 240 employees remaining at CuraGen and its subsidiary. In connection with the October 2004 restructuring plan, a charge of $4,000 was recorded in the fourth quarter of 2004, including $2,968 related to employee separation costs, and $1,032 of asset impairment costs. The cash requirements under the October 2004 restructuring plan were $2,750, of which $2,164 was paid prior to December 31, 2004. The remaining cash requirements of $586 will be paid through June 2005.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Biotage AB License Agreement

In 2003, 454 entered into a license agreement with Biotage AB (formerly Pyrosequencing AB) to license specific technology in certain fields of use. As part of this agreement, 454 is required to pay Biotage AB a minimum non-refundable $4,500 payment of which $2,500 was paid in 2003, $500 was paid in 2004 and $500 is payable in each of the third quarters of 2005, 2006 and 2007. As of December 31, 2004, the Company has recorded a $4,541 intangible asset, a $500 accrued expense for the 2005 minimum payment and a $1,000 accrued long-term liability for the remaining future minimum payments under this license agreement.

In August 2004, 454 amended the license agreement with Biotage AB to extend the exclusive field of use for performing different DNA sequencing reactions in one process cycle. Under this amended agreement, 454 has the option to make annual maintenance payments to Biotage AB. 454 will capitalize each of the payments as an intangible asset and amortize the asset over a period of 12 months, equal to the maintenance period.

The term of the amended license is from August 18, 2003 through the latest expiration date of the patents listed in the agreement, which is to be determined on the seventh anniversary of the agreement. The Company is amortizing the $4,541 asset on a straight-line basis over the estimated useful life of the license which management has determined to be 10 years. During 2004 and 2003, the Company recorded $537 and $170, respectively, of amortization expense associated with this license agreement.

12.	TopoTarget A/S Collaboration and License Agreement

In June 2004, the Company and TopoTarget A/S (“TopoTarget”) entered into a license and collaboration agreement to develop and commercialize PXD101, a novel histone deacetylase (“HDAC”) inhibitor for the treatment of solid and hematological cancers, which is currently in a Phase II clinical trial in patients with multiple myeloma, and two Phase I trials in patients with advanced solid tumors and hematological malignancies. The two companies are also working together to identify additional candidates from TopoTarget’s HDAC inhibitor library for clinical development in the treatment of cancer and inflammatory diseases. Under the terms of the agreement, the Company acquired exclusive rights to develop, and commercialize PXD101 in North America, Asia and all other markets excluding Europe. TopoTarget retained commercialization rights in Europe.

Under the financial terms of the agreement, during the second quarter of 2004, the Company paid a $5,000 perpetual license fee to TopoTarget, which was fully expensed during the second quarter of 2004, pursuant to the Company’s accounting policies. Also during the second quarter of 2004, the Company made a $5,000 equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable and is included in Intangible and other assets, net on the December 31, 2004 balance sheet. The loan is due May 10, 2009, unless TopoTarget completes an Initial Public Offering (“IPO”), at which time the Company must convert the loan into TopoTarget common stock at the IPO subscription price. The loan began accruing interest quarterly on June 30, 2004, at an annual rate of 6% and such interest is added to the principal amount of the loan on a quarterly basis if not paid by TopoTarget. As of December 31, 2004, the loan receivable balance was $5,080. In addition, the principal amount of the loan (plus any interest that has accrued and been added to the principal balance) may not be repaid prior to May 10, 2009, except with the Company’s consent or if TopoTarget becomes insolvent. If TopoTarget does not complete an IPO prior to January 1, 2009, then the Company shall be obligated to convert the loan at the first subscription price after January 1, 2005 in connection with a subscription for TopoTarget securities of more than $5,000. The Company has evaluated the fair value of the convertible loan receivable from TopoTarget and determined that the fair value approximates the carrying value of $5,080.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TopoTarget is expected to receive royalties from the Company based on sales of PXD101 outside of Europe, and the Company is expected to receive reciprocal royalties from TopoTarget based on sales of PXD101 in Europe. The Company will fund the global development of PXD101. TopoTarget has the option to fund a portion of the global development of PXD101 and additional products in exchange for higher royalties. In addition, the Company has an option to select additional HDAC compounds from TopoTarget for clinical development in oncology and other indications for a take-up fee not to exceed $1,000 and up to $30,000 in milestone payments based on successful development, regulatory approval, and commercialization of each additional product. Potential payments to TopoTarget from the Company based on the successful development and commercialization of PXD101, and two additional HDAC inhibitor products, could exceed $100,000.

13.	Seattle Genetics, Inc. Collaboration Agreement

In June 2004, the Company and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary antibody-drug conjugate (“ADC”) technology for use with the Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2,000 for access to the ADC technology for use in one of its proprietary antibody programs. This upfront perpetual license fee was fully expensed during the second quarter of 2004, pursuant to the Company’s accounting policies. In February 2005, the Company also exercised its option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1,000 payment which was fully expensed during the first quarter of 2005, pursuant to the Company’s accounting policies.

Under the terms of the multi-year agreement, Seattle Genetics may receive up to $28,000 in milestone payments assuming successful development of two antibody therapeutics employing ADC technology and will receive royalties on net sales of any resulting products. The Company is responsible for research, product development, manufacturing and commercialization of all products under the collaboration, and will pay maintenance and material supply fees as well as research support payments for any assistance provided by Seattle Genetics in developing ADC products.

14.	Grant Awards

In May 2004, 454 received a two-year, $2,400 federal grant from the National Human Genome Research Institute (“NHGRI”), one of the National Institutes of Health (“NIH”). The grant, entitled “Massively Parallel High Throughput, Low Cost Sequencing” will partially fund the scale up of 454’s technology toward sequencing larger genomes.

In October 2004, 454 was awarded a three-year, $5,000 grant from the NHGRI. The grant, entitled “The 454 Life Sciences Massively Parallel System for DNA Sequencing Technology,” aims to achieve the NIH’s initial goal of reducing the cost of whole mammalian genome sequencing by 100-fold, or to approximately $100,000 per genome, and to establish a path toward the $1,000 genome.

Each of these grants allowed 454 to recover all expenses that were directly related to the research outlined in the grant award for 90 days prior to the grant award date. These grants are subject to review and audit by the federal government and any such audit could lead to requests for reimbursement for any expenditure disallowed under the terms of the grant. Additionally, any noncompliance with the terms of these grants could lead to loss of current or future awards. During 2004, 454 recognized $1,207 of grant revenue and $847 of grant research expenses.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a genomics-based pharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, is commercializing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”). The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. The Company currently exceeds the quantitative thresholds governing segment reporting, and as a result, the financial information disclosed herein represents all of the material financial information related to the Company’s reportable business segments. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	December 31,
	2004	2003
Cash and investments:
CuraGen	$320,296	$319,444
454	7,824	24,197

Total	$328,120	$343,641

Total assets:
CuraGen	$364,385	$365,691
454	16,231	33,260
Intercompany eliminations	(11,404)	(22,209)

Total	$369,212	$376,742

	Year Ended December 31,
	2004	2003	2002
Revenues:
CuraGen	$4,714	$6,918	$18,246
454	1,930	—	—
Intercompany eliminations	(305)	—	—

Total	$6,339	$6,918	$18,246

Operating expenses:
CuraGen	$80,235	$71,292	$104,933
454	18,671	15,305	10,658
Intercompany eliminations	(305)	—	—

Total	$98,601	$86,597	$115,591

Net loss:
CuraGen	$79,558	$65,151	$84,572
454	16,491	15,054	9,718
Minority interest in subsidiary loss	(5,652)	(5,708)	(3,887)

Total	$90,397	$74,497	$90,403

Depreciation and amortization:
CuraGen	$6,889	$6,983	$8,519
454	2,435	1,679	768

Total	$9,324	$8,662	$9,287

Capital expenditures:
CuraGen	$9,335	$4,714	$17,931
454	1,086	2,316	2,416
Intercompany eliminations	(17)	(131)	(8)

Total	$10,404	$6,899	$20,339

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Summary of Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Total revenues	$1,615	$1,274	$2,398	$1,052
Total operating expenses	19,998	29,637	24,085	24,881
Net loss	(18,039)	(28,192)	(21,478)	(22,688)
Net loss per share	(0.36)	(0.57)	(0.43)	(0.45)

2003:
Total revenues	$1,944	$1,695	$787	$2,492
Total operating expenses	19,410	26,099	19,919	21,169
Net loss	(16,142)	(23,427)	(17,477)	(17,451)
Net loss per share	(0.33)	(0.48)	(0.35)	(0.35)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of CuraGen Corporation

New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, which is included in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

March 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

•	provide reasonable assurances that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles,

•	provide reasonable assurances that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2004 our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report entitled Report of Independent Registered Public Accounting Firm, which is included herein on page 74.

Item 9b.	Other Information.

No reportable information under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion under the captions “Meetings and Committees of the Board of Directors”, “Management and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics and Corporate Code of Conduct” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion under the caption “Management and Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion under the captions “Employment Agreements, Termination of Employment and Change in Control Arrangements” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion under the caption “Principal Accountant Fee and Services” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15 (a)(1)	Financial Statements

The following Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 15 (a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Item 15 (a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
&&3.1	Restated Certificate of Incorporation of the Registrant dated March 12, 1998, as filed with the Delaware Secretary of State on March 23, 1998 (Filed as Exhibit 3.1)

&&3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated May 25, 2000, as filed with the Delaware Secretary of State on May 25, 2000, increasing the authorized common stock of the Company from 50,000,000 to 250,000,000 (Filed as Exhibit 3.2)

$$3.3	Certificate of Designation, Series A Junior Participating Preferred Stock (Filed as Exhibit 3.3)

#!!3.4	Amended and Restated Certificate of Incorporation of 454 Life Sciences Corporation dated September 18, 2003 (Filed as Exhibit 3.4)

@4.1	Article Fourth of the Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 4.1)

@4.2	Form of Common Stock Certificate (Filed as Exhibit 4.2)

-4.3	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee (Filed as Exhibit 4.1)

^4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company (Filed as Exhibit 4.4)

#4.5	Indenture dated as of February 17, 2004 between the Registrant and The Bank of New York, as trustee

*10.1	1993 Stock Option and Incentive Award Plan, as amended and restated through May 12, 1997

~~10.2	1997 Employee, Director and Consultant Stock Plan, as amended and restated through January 26, 2005 (Filed as Exhibit 99.2)

!10.3	CuraGen Corporation Board of Directors Compensation Policy (Filed as Exhibit 99.1)

~~10.4	CuraGen Corporation Form of Non-Qualified Stock Option Agreement (Standard) (Filed as Exhibit 99.3)

~~10.5	CuraGen Corporation Form of Non-Qualified Stock Option Agreement (Director & Officer) (Filed as Exhibit 99.4)

~~10.6	CuraGen Corporation Form of Incentive Stock Option Agreement (Filed as Exhibit 99.5)

Exhibit No.	Description
~~10.7	CuraGen Corporation Form of Restricted Stock Agreement (Filed as Exhibit 99.6)

~~10.8	CuraGen Corporation Executive Incentive Plan (Filed as Exhibit 99.1)

~~10.9	454 Life Sciences Corporation 2000 Employee, Director and Consultant Stock Plan (Effective June 6, 2000) (Filed as Exhibit 99.8)

~~10.10	454 Life Sciences Corporation Form of Non-Qualified Stock Option Agreement (Standard) (Filed as Exhibit 99.9)

~~10.11	454 Life Sciences Corporation Form of Non-Qualified Stock Option Agreement (Director) (Filed as Exhibit 99.10)

~~10.12	454 Life Sciences Corporation Form of Incentive Stock Option Agreement (Filed as Exhibit 99.11)

- 10.13	Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers (Filed as Exhibit 4.2)

#10.14	Purchase Agreement, dated June 5, 2000, between 454 Life Sciences Corporation, the Registrant and several purchasers (Filed as Exhibit 10.25)

#10.15	Purchase Agreement, dated September 18, 2003, between 454 Life Sciences Corporation, the Registrant and several purchasers (Filed as Exhibit 10.26)

#10.16	Purchase Agreement dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc. (Filed as Exhibit 10.30)

#10.17	Registration Rights Agreement dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser (Filed as Exhibit 10.31)

$$10.18	Lease, as amended and restated, through April 23, 2002, (Branford) by and between T.K.J. Associates, LLC and the Registrant (Filed as Exhibit 10.2)

$$10.19	Memorandum of Lease Agreements as amended and restated, through May 8, 2002 (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)

^10.20	Assignment of Purchase Agreement, dated April 10, 2001, by and between the Registrant and Richard E. Beauvais (Filed as Exhibit 10.29)

^10.21	Lease, dated May 24, 2001, (Branford) by and between 16 Commercial Street Associates, LLC and the Registrant (Filed as Exhibit 10.27)

^10.22	Lease, dated November 29, 2001, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation (Filed as Exhibit 10.28)

#10.23	Lease, dated January 13, 2004, (Branford) by and between ZFI Group, LLC and the Registrant (Filed as Exhibit 10.29)

+?10.24	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant (Filed as Exhibit 10.24)

?10.25	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant (Filed as Exhibit 10.26)

+#10.26	Amended and Restated Technology Transfer and License Agreement, dated June 23, 2003, by and between the Registrant and 454 Life Sciences Corporation (Filed as Exhibit 10.27)

+#10.27	License agreement, dated August 18, 2003, by and between Pyrosequencing AB and 454 Life Sciences Corporation (Filed as Exhibit 10.28)

Exhibit No.	Description
+#10.28	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.12)

++??10.29	Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.1)

++??10.30	License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant (Filed as Exhibit 10.2)

#^10.31	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg (Filed as Exhibit 10.18)

#^10.32	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod (Filed as Exhibit 10.19)

#$10.33	Addendum dated October 31, 2003, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.22)

#^10.34	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.20)

^^10.35	Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland (Filed as Exhibit 10.3)

#$$10.36	Addendum dated October 31, 2003, to Employment Agreement, dated December 19, 2002, between 454 Life Sciences Corporation and Richard F. Begley (Filed as Exhibit 10.23)

*12.1	Ratio of Earnings to Fixed Charges

#14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003 (Filed as Exhibit 14.1)

#14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004 (Filed as Exhibit 14.2)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Filed herewith.
!!	Schedules/exhibits are available at the principal office of the Registrant
+	Confidential Treatment has been granted by the Commission as to certain portions.
++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.
-	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, File No. 333-32756.
?	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2000.

^	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2001.
^^	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2002.
$	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 2002.
$$	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2002.
&&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2003.
#	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2003.
??	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2004.
!	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed January 20, 2005 for the event dated November 17, 2004.
~~	Incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K filed February 7, 2005 for the event dated January 26, 2005.

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

Dated: March 14, 2005	CURAGEN CORPORATION

	By:	/S/ DAVID M. WURZER
David M. Wurzer Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signature	Title

/S/ JONATHAN M. ROTHBERG, PH.D. Jonathan M. Rothberg, Ph.D.	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)

/S/ DAVID M. WURZER David M. Wurzer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/S/ VINCENT T. DEVITA, JR., M.D. Vincent T. DeVita, Jr., M.D.	Director

/S/ DAVID R. EBSWORTH, PH.D. David R. Ebsworth, Ph.D.	Director

/S/ JOHN H. FORSGREN John H. Forsgren	Director

/S/ ROBERT E. PATRICELLI, J.D. Robert E. Patricelli, J.D.	Director

/S/ PATRICK J. ZENNER Patrick J. Zenner	Director

EXHIBIT INDEX

Exhibit Number	Description

10.1	1993 Stock Option and Incentive Award Plan, as amended and restated through May 12, 1997

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).