Form 10-Q/A
period 2004-06-30
CURAGEN CORP
filed 2005-04-11
CIK 1030653

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as an exhibit-only filing in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of Exhibits 10.1 and 10.2 in our original Form 10-Q. This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed solely to amend Item 6.A. to re-file Exhibits 10.1 and 10.2. The re-filed exhibits disclose portions that had previously been redacted pursuant to our request for confidential treatment.

This Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2004 does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-Q for the quarter ended June 30, 2004 as originally filed or the exhibits filed therewith.

We are refiling Exhibit 10.1, Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant, and Exhibit 10.2 License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant. Confidential treatment has been granted for certain portions of Exhibits 10.1 and 10.2, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

2

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

*Exhibit 10.1	Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant.

*Exhibit 10.2	License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

! Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
!	Previously filed.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CuraGen Corporation

Dated: April 11, 2005	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

4

CURAGEN CORPORATION

EXHIBIT INDEX

No.
*Exhibit 10.1	Second Restated Collaboration Agreement, dated April 12, 2004, between Abgenix, Inc. and the Registrant.

*Exhibit 10.2	License and Collaboration Agreement, dated June 3, 2004, between TopoTarget A/S and the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

! Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
!	Previously filed.