Form 10-Q
period 2005-03-31
CURAGEN CORP
filed 2005-05-05
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s common stock as of April 29, 2005 was 50,760,142.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,317	$23,849
Short-term investments	59,323	83,921
Marketable securities	217,767	220,350

Cash and investments	303,407	328,120
Income taxes receivable	902	829
Inventory	1,429	—
Accounts receivable	1,330	234
Other current assets	3	64
Prepaid expenses	1,516	1,499

Total current assets	308,587	330,746
Property and equipment, net	26,343	24,132
Intangible and other assets, net	13,817	14,334

Total assets	$348,747	$369,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,764	$1,840
Accrued expenses	6,408	4,143
Accrued payroll and related items	1,245	2,075
Interest payable	1,850	4,900
Deferred revenue	5,030	4,244
Other current liabilities	1,053	1,520

Total current liabilities	19,350	18,722

Long-term liabilities:
Convertible subordinated debt	240,000	240,000
Accrued long-term liabilities	1,000	1,000

Total long-term liabilities	241,000	241,000

Commitments and contingencies

Minority interest in subsidiary	1,726	2,593

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 50,740,534 shares at March 31, 2005, and 50,646,538 shares at December 31, 2004	507	506
Additional paid-in capital	490,009	489,725
Accumulated other comprehensive loss	(2,632)	(1,114)
Accumulated deficit	(399,288)	(379,889)
Unamortized stock-based compensation	(1,925)	(2,331)

Total stockholders’ equity	86,671	106,897

Total liabilities and stockholders’ equity	$348,747	$369,212

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Grant revenue	$719	—
Instrument and reagent sales	1,082	—
Collaboration revenue	1,629	$1,615

Total revenue	3,430	1,615

Operating expenses:
Grant research	421	—
Cost of instrument and reagent sales	207	—
Research and development	17,576	15,141
General and administrative	4,351	4,857

Total operating expenses	22,555	19,998

Loss from operations	(19,125)	(18,383)
Interest income	2,107	2,036
Interest expense	(3,361)	(2,877)
Loss on extinguishment of debt	—	(294)

Loss before income taxes and minority interest in subsidiary loss	(20,379)	(19,518)
Income tax benefit	73	94
Minority interest in subsidiary loss	907	1,385

Net loss	$(19,399)	$(18,039)

Basic and diluted net loss per share	$(0.39)	$(0.36)

Weighted average number of shares used in computing basic and diluted net loss per share	50,272	49,803

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,399)	$(18,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	2,583
Non-monetary compensation	318	123
Stock-based 401(k) employer plan match	170	244
Loss on extinguishment of debt	—	294
Minority interest	(907)	(1,385)
Changes in assets and liabilities:
Income taxes receivable	(73)	(94)
Inventory	(873)	—
Accounts receivable	(1,096)	—
Other current assets	61	(12)
Prepaid expenses	(17)	(614)
Intangible and other assets, net	(78)	(22)
Accounts payable	1,924	(2,088)
Accrued expenses	2,265	192
Accrued payroll and related items	(830)	(429)
Interest payable	(3,050)	(1,901)
Deferred revenue	786	(538)
Other current liabilities	(452)	(251)

Net cash used in operating activities	(19,251)	(21,937)

Cash flows from investing activities:
Acquisitions of property and equipment	(4,281)	(999)
Proceeds from sale of fixed assets	114	—
Payments for intangible assets	(5)	(140)
Loans to employees, net of repayments	—	(42)
Net inflows from purchases and maturities of short-term investments	24,579	42,206
Net inflows from purchases and maturities of marketable securities	1,084	5,053

Net cash provided by investing activities	21,491	46,078

Cash flows from financing activities:
Payments on capital lease obligations	—	(147)
Proceeds from exercise of stock options	228	210
Proceeds from issuance of convertible debt	—	110,000
Payment for extinguishment of debt	—	(20,000)
Payment of financing costs	—	(3,719)

Net cash provided by financing activities	228	86,344

Net increase in cash and cash equivalents	2,468	110,485
Cash and cash equivalents, beginning of period	23,849	42,843

Cash and cash equivalents, end of period	$26,317	$153,328

Supplemental cash flow information:
Interest paid	$6,116	$4,561

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

The December 31, 2004 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2005. All dollar amounts are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Significant Accounting Policy

Due to the commercialization of 454’s novel nanoscale instrumentation and reagent products for whole genome sequencing during the quarter ended March 31, 2005, 454 adopted the following significant accounting policy:

Revenue Recognition, Instrument and Reagent Sales—454 recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and, (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Instrument sales are recognized upon the completion of installation of the equipment and training of customer personnel. However, certain customers have required that an instrument be tested prior to accepting the instrument. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales are recognized upon shipment of the products under FOB shipping or FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders.

3.	Comprehensive Loss

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

	Three Months Ended March 31,
	2005	2004
Net loss	$(19,399)	$(18,039)

Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(1,549)	865
Reclassification adjustment for losses included in net loss	31	138

Net unrealized (losses) gains on securities	(1,518)	727

Total comprehensive loss	$(20,917)	$(17,312)

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

4.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees through December 31, 2005. Effective January 1, 2006, the Company will apply the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three month periods ended March 31, 2005 and 2004. The pro forma disclosure may not be indicative of pro forma results in future periods, because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. The three month period ended March 31, 2004 pro forma expense and net loss disclosures below have been adjusted to reflect differences discovered during the preparation of the 2004 pro forma disclosures.

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(19,399)	$(18,039)
Stock-based employee compensation expense included in net loss	313	97
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,255)	(759)

Pro forma net loss	$(20,341)	$(18,701)

Basic and diluted net loss per share:
As reported	$(0.39)	$(0.36)
Pro forma	$(0.40)	$(0.38)

The fair value of options granted during the three months ended March 31, 2005 and 2004 was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility - CuraGen	82%	82%
Expected stock price volatility - 454.10%		.10%
Risk-free interest rate - CuraGen	3.43%	3.65%
Risk-free interest rate - 454	3.87%	3.65%
Expected option term in years - CuraGen	4.6	6.1
Expected option term in years - 454	7.8	8.0

5.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with this restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,227 was paid prior to March 31, 2005. The remaining cash requirements of $454 will be paid through 2006.

In October 2004, the Company announced a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the October 2004 restructuring plan, a charge of $4,000 was recorded in the fourth quarter of 2004, including $2,968 related to employee separation costs, and $1,032 of asset impairment costs. The cash requirements under the October 2004 restructuring plan were $2,750, of which $2,561 was paid prior to March 31, 2005. The remaining cash requirements of $189 will be paid through June 2005.

6.	Segment Reporting

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

	March 31, 2005	December 31, 2004
Cash and investments:
CuraGen	$298,521	$320,296
454	4,886	7,824

Total	$303,407	$328,120

Total assets:
CuraGen	$343,416	$364,385
454	14,903	16,231
Intercompany eliminations	(9,572)	(11,404)

Total	$348,747	$369,212

	Three Months Ended March 31,
	2005	2004
Revenues:
CuraGen	$1,384	$1,512
454	2,162	108
Intercompany eliminations	(116)	(5)

Total	$3,430	$1,615

Operating expenses:
CuraGen	$17,831	$15,767
454	4,840	4,231
Intercompany eliminations	(116)	—

Total	$22,555	$19,998

Net loss:
CuraGen	$17,660	$15,384
454	2,646	4,040
Minority interest in subsidiary loss	(907)	(1,385)

Total	$19,399	$18,039

Capital expenditures:
CuraGen	$4,050	$728
454	233	286
Intercompany eliminations	(2)	(15)

Total	$4,281	$999

Depreciation and amortization:
CuraGen	$1,401	$1,991
454	599	592

Total	$2,000	$2,583

7.	Inventory

Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Direct labor and manufacturing overhead costs incurred after February 1, 2005 are included in cost of instrument and reagent sales.

454’s inventory is recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items, and on a specific identification basis for lot controlled items. A summary of inventory is as follows:

March 31, 2005
Finished goods	$156
Work in process	363
Raw materials	910

Total	$1,429

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Pipeline

CG53135

CG53135, also referred to as fibroblast growth factor – 20 (“FGF-20”), is a protein therapeutic discovered by CuraGen that is being investigated as a potential protein therapeutic for the prevention and treatment of oral mucositis (“OM”) in cancer patients that are receiving chemotherapy with or without radiotherapy for the treatment of their underlying disease. CG53135 is a growth factor that is believed to play a role in maintaining the integrity of the gastrointestinal tract by causing regeneration of epithelial and mesenchymal cells, enabling repopulation of the layers of the gastrointestinal tract damaged by chemotherapy and radiotherapy. In 2003, we initiated our first Phase I trial on CG53135 for the prevention of OM. During 2004, we continued to make progress on the development of CG53135 for the prevention of OM, including the initiation of an additional Phase I trial in cancer patients undergoing bone marrow transplantation. In October 2004, we announced the initiation of a Phase II trial on CG53135 enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of CG53135 for the prevention of OM. Approximately 200 patients will be randomized to receive a single administration of either placebo or one of three dosages of CG53135 immediately after bone marrow transplantation. In December 2004, data from our Phase I trial on CG53135 for cancer patients undergoing bone marrow transplantation was presented in the form of a poster at the 46th Annual Meeting of the American Society of Hematology. Of the 22 patients presented in this poster, no serious drug-related adverse events were noted following treatment with CG53135, and a total of 18 of 22 patients (81.8%) did not develop severe grade 3 or 4 OM.

In addition, in January 2005, we initiated a Phase I clinical trial on CG53135 to explore its role for the treatment of OM, as opposed to the prevention strategy discussed above. This Phase I trial will evaluate the safety and tolerability of intravenously administered CG53135 on cancer patients who develop OM as a consequence of the chemotherapy they received for the treatment of their underlying disease. We anticipate completing this Phase I study by the end of 2005.

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

PXD101

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

Data generated from two Phase I clinical trials evaluating PXD101 in patients with solid tumors and hematologic cancers enabled us to initiate in January 2005 a Phase II clinical trial on PXD101 for patients with advanced multiple myeloma. Data from our Phase I trial with PXD101 will be presented at the American Society of Clinical Oncology 46th Annual Meeting in Orlando, Florida, occurring May 14-17, 2005.

In April 2005, a poster reporting preclinical data on PXD101 was presented at the 96th Annual Meeting of the American Association for Cancer Research (“AACR”). The data demonstrated that PXD101 down-regulates, or diminishes, the amount of thymidylate synthase (“TS”) in cancer cells. Some cancer cells overexpress TS as a mechanism to enable them to become resistant to the killing effects of 5-fluorouracil (“5-FU”), thus limiting the anti-tumor activity of this drug. Additional data reported on animal models of cancer demonstrated prolonged survival in animals treated with PXD101 and 5-FU in combination, compared to those animals treated with either drug alone. Anti-tumor activity was also noted in xenograft models where animals treated with a combination of PXD101 followed by 5-FU had significantly higher tumor growth inhibition compared to either drug used alone.

Based on these preclinical results, we anticipate initiating a Phase Ib clinical trial to evaluate combination chemotherapy, consisting of PXD101 and 5-FU, on patients with solid tumors. Patient enrollment is expected to commence by the third quarter of 2005. After the maximum tolerated dose of PXD101 and 5-FU is defined, the study will expand and enroll up to 20 additional patients diagnosed with advanced colorectal cancer and further investigate the safety, change in expression of thymidylate synthase and anti-tumor activity of this combination.

CR002

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

CR011

In October 2004, we announced the advancement of CR011, a fully-human monoclonal antibody-drug conjugate, which we are investigating as a potential treatment for metastatic melanoma. CR011 is the second fully-human monoclonal antibody stemming from our collaboration with Abgenix, and applies antibody-drug conjugate technology that we licensed from Seattle Genetics. In April 2005, a poster on CR011 was presented at the AACR 96th Annual Meeting. Scientists from the Company reported data demonstrating that CR011 selectively binds to GPNMB, a protein highly expressed on the surface of melanoma cells. Furthermore, in xenograft models of melanoma, treatment with CR011 caused significant improvements in survival, including complete and durable tumor regression, without any notable toxicity or weight loss. We anticipate that CR011 will enter clinical trials during the first half of 2006.

CT052

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

Other

In addition to CG53135, PXD101, CR002, CR011, and CT052 we have several potential protein, antibody and small molecule therapeutics currently being evaluated in animal studies or being prepared for animal studies. These programs may lead to the filing of investigational new drug applications (“INDs”) in the future.

454 Life Sciences

To enable us to focus on our pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in 2000. This majority-owned subsidiary is commercializing novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing.” 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, and human health care, including drug discovery and development, and disease diagnosis. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. In 2005, 454 began offering instrument systems and reagents to customers for high-throughput sequencing without the need and complexity of large-scale robotics. In March 2005, 454 announced the sale and installation of the first 454 Genome Sequencing System to the Broad Institute of MIT and Harvard, a research collaboration of the Massachusetts Institute of Technology, Harvard University and its hospitals and the Whitehead Institute for Biomedical Research. 454 will continue scaling its technology to analyze larger model organisms, including human DNA, and to develop other genomic applications.

Summary

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

The 2004 consolidated financial statements have been reclassified to conform to the classifications used in 2005. All dollar amounts in Item 2 are shown in millions, unless otherwise noted.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from our estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three month periods ended March 31, 2005 and 2004:

	2005	2004	$ Change	% Change
Grant revenue	$0.7	—	$0.7	100%
Instrument and reagent sales	1.1	—	1.1	100%
Collaboration revenue	1.6	$1.6	—	—
Grant research expenses	0.4	—	0.4	100%
Cost of instrument and reagent sales	0.2		0.2	100%
Research and development expenses	17.6	15.1	2.5	17%
General and administrative expenses	4.3	4.8	(0.5)	(10)%
Interest income	2.1	2.0	0.1	5%
Interest expense	3.4	2.9	0.5	17%
Loss on extinguishment of debt	—	0.3	(0.3)	(100)%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.9	1.4	(0.5)	(36)%

Net loss	$19.4	$18.0

The following table sets forth a comparison of revenue by segment, for the three month periods ended March 31, 2005 and 2004:

	2005	2004	$ Change	% Change
Grant revenue:
454	$0.7	$—	$0.7	100%

Total	$0.7	$—

Instrument and reagent sales
454	$1.1	$—	$1.1	100%

Total	$1.1	$—

Collaboration revenue:
CuraGen	$1.4	$1.6	$(0.2)	(13)%
454	0.2	—	0.2	100%

Total	$1.6	$1.6

Grant revenue. The increase in grant revenue for the period ended March 31, 2005 was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). These grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes. We expect 2005 grant revenue to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire fiscal year.

Instrument and reagent sales. During the three month period ended March 31, 2005, 454 commercialized its novel nanoscale instruments and reagents and recognized $1.1 million in revenue related to sales to its customers. We expect instrument and reagent revenues during the remaining quarters of 2005 to continue to increase through sales to existing and new customers, as 454’s technology is adopted in the market place. Instrument sales are recognized upon the completion of installation of the equipment and training of customer personnel. However, certain customers have required that 454’s instrument be tested prior to accepting the instrument. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales are recognized upon shipment of the products under FOB shipping or FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders.

Collaboration revenue. The decrease in CuraGen’s collaboration revenue for the period ended March 31, 2005 was primarily related to a decline in revenue recognized from various strategic alliances and in the volume of projects related to the Bayer alliance. We expect that 2005 collaboration revenue will remain fairly constant as compared to 2004, reflecting continued progress on the Bayer alliance.

The increase in 454’s collaboration revenue for the period ended March 31, 2005 was related to the sales of genomic analysis services as 454 continued to commercialize its sequencing platform. We expect 454’s 2005 collaboration revenue to continue to increase during the remaining quarters of 2005 as 454 continues to commercialize its platform.

Grant research expenses. The increase in grant research expenses for the period ended March 31, 2005 was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect 2005 grant expenses to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire fiscal year.

Cost of instrument and reagent sales. Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Included in cost of instrument and reagent sales is (1) raw material, which was previously capitalized as a fixed asset, valued at the net book value on February 1, 2005 and (2) raw material purchased, and direct labor and manufacturing overhead costs incurred, after February 1, 2005. 454’s cost of instrument and reagent sales are recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items and on a specific identification basis for lot controlled items. We anticipate that 454’s gross margins on sales of instruments and reagents will fluctuate from quarter to quarter during 2005.

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three month periods ended March 31, 2005 and 2004:

	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$14.9	$12.0	$2.9	24%
454	2.7	3.1	(0.4)	(13)%

Total	$17.6	$15.1

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

Below is a summary that reconciles our total research and development expenses for the three month periods ended March 31, 2005 and 2004 by the major categories mentioned above:

	2005	2004	$ Change	% Change
Salary and benefits	$4.6	$6.0	$(1.4)	(23)%
Supplies and reagents	1.6	2.9	(1.3)	(45)%
Contractual and manufacturing costs	4.4	2.5	1.9	76%
Perpetual license fees	4.0	—	4.0	100%
Depreciation and amortization	1.2	1.6	(0.4)	(25)%
Allocated facility costs	1.8	2.1	(0.3)	(14)%

Total research and development expenses	$17.6	$15.1

The increase in research and development expenses for CuraGen for the three months ended March 31, 2005 was primarily due to: an increase in contractual and manufacturing costs related to our preclinical studies and clinical trials, and perpetual license fee payments of approximately $4.0 million (primarily related to the TopoTarget and Seattle Genetics collaborations); offset by a reduction in salary and benefits, and supplies and reagents, in connection with the October 2004 restructuring plan. We anticipate slight increases in research and development expenses during 2005 as compared to 2004, primarily due to contractual services related to clinical trials and manufacturing; perpetual licensing fees; and milestone payments, primarily to TopoTarget.

The decrease in research and development expenses for 454 for the three months ended March 31, 2005 was primarily due to decreased salary and benefits, supplies and reagents, contractual and manufacturing costs and depreciation and amortization.

As soon as we start to conduct a Phase I clinical trial for a potential clinical candidate, we begin to track the direct research and development expenses associated with that clinical candidate. The following table shows cumulative direct research and development expenses associated with each clinical candidate as of March 31, 2005:

		Cumulative Clinical Trial Costs
Therapeutic Area and Clinical Candidate	Class	March 31, 2005	Indication	Trial Status
Cancer Supportive Care CG53135	Protein	$18.6	Oral Mucositis - Prevention Oral Mucositis - Treatment	Phase II Phase I

Oncology PXD101	Small Molecule	$7.5	Multiple Myeloma Solid Tumors Hematological Malignancies	Phase II Phase I Phase I

Kidney Inflammation CR002	Antibody	$1.0	IgA Nephropathy	Phase I

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors section under the headings “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing product candidates, CG53135, PXD101, CR002, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 decreased slightly as compared to the same period in 2004 as a result of careful control over expenses. General and administrative expenses are expected to decrease slightly during 2005 as compared to 2004, as a result of the recent corporate restructuring and lower legal patent costs.

Interest income. Interest income for the three months ended March 31, 2005 increased slightly compared to the same period in 2004 primarily due to higher yields in our investment portfolio, offset by lower cash and investment balances. We earned an average yield of 2.5% in the first quarter of 2005 as compared to 2.0% in the first quarter of 2004. During 2005, we expect the yields in our investment portfolio to continue to be slightly higher than 2004. However, due to the utilization of cash and investments balances in the normal course of operations, we anticipate interest income to decrease in 2005. In the event that during 2005 we use cash to repurchase a portion of our remaining existing debt due in 2007, our estimate of the size of anticipated decrease in interest income for 2005 will differ accordingly.

Interest expense. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to increase marginally during 2005, primarily attributable to the interest paid semi-annually to the holders of our $130.0 million 6% convertible subordinated debentures due in 2007, and our $110.0 million 4% convertible subordinated notes due in 2011. In the event that during 2005 we use cash to repurchase a portion of our remaining existing debt due in 2007, our estimate of 2005 interest expense will differ accordingly.

Income tax benefit. We recorded an income tax benefit during the first quarter of 2005 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the year ended December 31, 2004, the income tax benefit included the resulting expiration of the State of Connecticut statute, as it relates to the Year 2000 income tax benefit. We expect the 2005 income tax benefit to be consistent with 2004 (before adjustments to reflect statute expirations), as 2005 qualified expenses are expected to remain relatively constant as compared to 2004.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three months ended March 31, 2005 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased during the first quarter of 2005 as compared to the same period in 2004 due to 454 revenue recognized during this period, from the sales of instruments and reagents as well as sales of genomic analysis services. During 2005, losses attributed to the minority ownership in 454 are expected to decrease, as 454 increases sales of instruments and reagents as well as sequencing services. In the event that during 2005 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through convertible subordinated debt offerings, public equity offerings, private placements of equity securities, revenues received under our collaborative research agreements and government grants, and exercises of stock options. As of March 31, 2005, we had recognized $114.8 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At March 31, 2005, our gross investment in lab and office equipment, computers, land and leasehold improvements was $52.6 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

454 received two federal grants during 2004, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the three months ended March 31, 2005, using the direct cash flow method:

Cash received from collaborators	$2.3
Cash received from customers	0.6
Cash received from grantor	0.3
Cash paid to suppliers and employees	(17.8)
Restructuring and related charges paid	(0.5)
Interest income received	2.0
Interest expense paid	(6.1)

Net cash and investments used in operating activities	(19.2)

Cash paid to acquire property and equipment, net of sales proceeds	(4.2)

Net cash and investments used in investing activities	(4.2)

Cash received from employee stock option exercises	0.2

Net cash and investments provided by financing activities	0.2

Unrealized loss on marketable securities	(1.5)

Net decrease in cash and investments	(24.7)
Cash and investments, beginning of period	328.1

Cash and investments, end of period	$303.4

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

Future Liquidity. During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; instrument and reagent sales; collaboration revenue; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings. We also plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology. In that regard, we foresee the following as significant uses of liquidity: salary and benefits; supplies and reagents; contractual services related to clinical trials and manufacturing; perpetual license fees; potential milestone payments; legal expenses in support of the continued protection of our intellectual property portfolio; costs related to 454, as it continues to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of expenses with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; and capital expenditures during the second quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a continued significant use of liquidity.

Depending on market and other conditions, from time to time, we may repurchase a portion of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. In addition, we also may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Recently Enacted Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. Statement 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first fiscal year beginning after June 15, 2005, and therefore, we will be required to adopt SFAS 123R on January 1, 2006. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. We anticipate utilizing the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued Statement of Financial Accounting No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of SFAS 151 should be applied prospectively. We have evaluated and recorded inventory costs under the provisions of SFAS 151 and there was no material effect.

In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (SFAS 153”). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS 153 should be applied prospectively. We have evaluated the provisions of SFAS 153, and we do not believe its adoption will have an impact on our financial statements.

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

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements that are subject to certain risks and uncertainties. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our expectation that we will enroll approximately 200 patients for our Phase II trial on CG53135; (ii) our expectation that we will complete a CG53135 Phase I trial for the treatment of OM by the end of 2005; (iii) our belief that the FDA’s orphan drug designation for CG53135 and CR002 will help strengthen the programs by offering important clinical development and commercialization benefits; (iv) our expectation that we will investigate PXD101 as a potential treatment for both solid and hematologic cancers either alone, or in combination with other cancer drugs; (v) our expectation that NCI-sponsored clinical trials will occur in parallel to those we sponsor, with all data generated available for use in future product registration; (vi) the expectation to initiate a Phase Ib clinical trial to evaluate combination chemotherapy, consisting of PXD101 and 5-FU, on patients with solid tumors with patient enrollment to commence by the third quarter of 2005; (vii) our expectation that our Phase Ib clinical trial of PXD101 and 5-FU will expand and enroll up to 20 additional patients and further investigate the safety, change in expression of thymidylate synthase and anti-tumor activity of this combination; (viii) our expectation that CR011 and CT052 will enter clinical trials during the first half of 2006; (ix) our expectation that many of the INDs that we anticipate filing in the future will be from our pipeline, and have been or are ready to be evaluated in animal studies; (x) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis; (xi) the ability of 454 to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms; (xii) the ability of 454 to continue scaling its technology to analyze larger model organisms, including human DNA, and develop other genomic applications; (xiii) our expectation that we will generate value for our shareholders by developing therapeutics; (xiv) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline; (xv) our expectation that our revenue or income sources for at least the next several years may be limited to: payments under various collaboration agreements to the extent milestones are met; 454 grant, service and product revenue; and interest income; (xvi) our expectation to continue incurring substantial expenses relating to our research and development efforts; (xvii) our expectation to incur continued losses over the next several years; (xviii) that NIH grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes; (xix) our expectation that grant revenue will increase in comparison to 2004; (xx) our expectation that revenue recognized will continue to increase for 454 in 2005 from the sale of instrument systems and reagents; (xxi) our expectation that 2005 collaboration revenue will remain fairly constant as compared to 2004; (xxii) our expectation that 454’s 2005 collaboration revenue will increase; (xxiii) our expectation that grant research expenses will increase in comparison to 2004; (xxiv) our expectation that gross margins on sales of instruments and reagents will fluctuate from quarter to quarter during 2005; (xxv) our anticipation that research and development expenses during 2005 will increase slightly as compared to 2004; (xxvi) our expectation that general and administrative expenses will decrease slightly during 2005 as compared to 2004; (xxvii) our plans to pay the remaining cash requirements of $0.5 million through the end of 2006, as part of our June 2003 restructuring plan; (xxviii) our plans to pay the remaining cash requirements of $0.2 through June 2005, as part of our October 2004 restructuring plan; (xxix) our expectation that during 2005, the yields in our investment portfolio will be slightly higher than 2004; (xxx) our anticipation that interest income will decrease in 2005; (xxxi) our expectation that interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, will increase marginally during 2005; (xxxii) our expectation that the 2005 income tax benefit will be consistent with 2004 (before adjustments to reflect statute expirations); (xxxiii) our expectation that during 2005 the losses attributed to the minority ownership in 454 will decrease; (xxxiv) our expectation that during the next twelve months, we will continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; instrument and reagent sales; collaboration revenue; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings; (xxxv) our plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology; (xxxvi) our belief that the following will be significant uses of liquidity: salary and benefits; supplies and reagents; contractual services related to clinical trials and manufacturing; perpetual license fees; potential milestone payments; legal expenses in support of the continued protection of our intellectual property portfolio; costs related to 454, as it continues to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of expenses with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; capital expenditures during the second quarter of 2005, primarily for the expansion of our existing protein production laboratory facilities; and payments of interest to the holders of our convertible subordinated debt due in 2007 and 2011; (xxxvii) the possibility that we may repurchase a portion of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise; (xxxviii) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months; and (xxxix) that we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings, private strategic-driven common stock offerings, financial assistance from other sources.

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

We are highly dependent on the principal members of our management and scientific staff, including David M. Wurzer, Executive Vice President and Chief Financial Officer; Christopher K. McLeod, Executive Vice President and interim Chief Executive Officer and President at 454; and Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We entered into employment agreements with all of the principal members of our management team. Our future success also will depend in part on the continued services of our key scientific and management personnel and our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

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

We compete with biotechnology and pharmaceutical companies that develop, produce and market therapeutic compounds in the U.S., Europe and elsewhere. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials or approved for conditions identical or similar to the ones we are pursuing. Other companies engaged in research and development we face intense competition from include:

•	Amgen, Inc.;

•	Genentech, Inc.;

•	Gloucester Pharmaceuticals, Inc.;

•	Human Genome Sciences, Inc.;

•	Merck & Co., Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	Novartis, Inc.;

•	Nuvelo, Inc.;

•	major biotechnology and pharmaceutical companies; and

•	universities and other research institutions.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $90.3 million in 2004, $74.5 million in 2003 and $90.4 million in 2002, and as of March 31, 2005 had an accumulated deficit of $399.3 million.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the first quarter of 2005, the closing sale price of our stock ranged from a high of $7.28 per share to a low of $3.80 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of March 31, 2005, we had total consolidated debt of $240.0 million; and for the year ended December 31, 2004, we had a deficiency of earnings available to cover fixed charges of $97.2 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011. At March 31, 2005, $240.0 million of those notes remained outstanding.

The following table shows, as of March 31, 2005, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2005	$6.1
2006	12.2
2007	8.3
2008	4.4
2009	4.4
Thereafter	6.6

Total	$42.0

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $158.3 million at March 31, 2005 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of March 31, 2005 consisted of $130.0 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, and an accrued long-term liability of $1.0 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004). As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of March 31, 2005, the market value of our $130.0 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $123.7 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $82.2 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Part II - Other Information

Item 6. Exhibits

Exhibit 10.1	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg

Exhibit 10.2	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod

Exhibit 10.3	Addendum dated February 1, 2005, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

Exhibit 10.4	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

Exhibit 10.5	Separation agreement, dated February 10, 2005, by and between 454 Life Sciences Corporation and Richard F. Begley

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2005	CuraGen Corporation

	By:	/s/ Jonathan M. Rothberg, Ph.D.
Jonathan M. Rothberg, Ph.D.
Chief Executive Officer, President and
Chairman of the Board (principal executive officer of
the registrant)

	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and Jonathan M. Rothberg

Exhibit 10.2	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and Christopher K. McLeod

Exhibit 10.3	Addendum dated February 1, 2005, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

Exhibit 10.4	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

Exhibit 10.5	Separation agreement, dated February 10, 2005, by and between 454 Life Sciences Corporation and Richard F. Begley

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).