Form 10-Q
period 2005-06-30
CURAGEN CORP
filed 2005-08-05
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s common stock as of July 29, 2005 was 51,227,396.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,022	$23,849
Short-term investments	10,937	83,921
Marketable securities	191,839	220,350

Cash and investments	276,798	328,120
Income taxes receivable	544	829
Inventory	2,842	—
Accounts receivable	2,225	234
Other current assets	9	64
Prepaid expenses	1,664	1,499

Total current assets	284,082	330,746

Property and equipment, net	27,463	24,132
Intangible and other assets, net	13,282	14,334

Total assets	$324,827	$369,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,092	$1,840
Accrued expenses	7,810	4,143
Accrued payroll and related items	1,288	2,075
Interest payable	4,556	4,900
Deferred revenue	5,319	4,244
Other current liabilities	1,021	1,520

Total current liabilities	24,086	18,722

Long-term liabilities:
Convertible subordinated debt	226,050	240,000
Accrued long-term liabilities	1,000	1,000

Total long-term liabilities	227,050	241,000

Commitments and contingencies

Minority interest in subsidiary	1,107	2,593

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 51,165,314 shares at June 30, 2005, and 50,646,538 shares at December 31, 2004	512	506
Additional paid-in capital	491,395	489,725
Accumulated other comprehensive loss	(1,599)	(1,114)
Accumulated deficit	(414,968)	(379,889)
Unamortized stock-based compensation	(2,756)	(2,331)

Total stockholders’ equity	72,584	106,897

Total liabilities and stockholders’ equity	$324,827	$369,212

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Grant revenue	$617	$358	$1,336	$358
Instrument and reagent sales	2,128	—	3,210	—
Collaboration revenue	1,545	916	3,174	2,531

Total revenue	4,290	1,274	7,720	2,889

Operating expenses:
Grant research	524	100	945	100
Cost of instrument and reagent sales	471	—	678	—
Research and development	15,461	24,591	33,037	39,732
General and administrative	4,603	4,946	8,954	9,803

Total operating expenses	21,059	29,637	43,614	49,635

Loss from operations	(16,769)	(28,363)	(35,894)	(46,746)
Interest income	2,207	2,016	4,314	4,052
Interest expense	(3,234)	(3,345)	(6,595)	(6,222)
Gain (loss) on extinguishment of debt	1,408	—	1,408	(294)

Loss before income taxes and minority interest in subsidiary loss	(16,388)	(29,692)	(36,767)	(49,210)
Income tax benefit	72	90	145	184
Minority interest in subsidiary loss	636	1,410	1,543	2,795

Net loss	$(15,680)	$(28,192)	$(35,079)	$(46,231)

Basic and diluted net loss per share	$(0.31)	$(0.57)	$(0.70)	$(0.93)

Weighted average number of shares used in computing basic and diluted net loss per share	50,329	49,875	50,301	49,839

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(35,079)	$(46,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,911	4,875
Non-monetary compensation	757	233
Stock-based 401(k) employer plan match	286	405
(Gain) loss on extinguishment of debt	(1,408)	294
Minority interest	(1,543)	(2,795)
Changes in assets and liabilities:
Income taxes receivable	285	(184)
Inventory	(2,286)	—
Accounts receivable	(1,991)	(86)
Other current assets	55	8
Prepaid expenses	(165)	(707)
Intangible and other assets, net	(134)	(25)
Accounts payable	2,543	(2,660)
Accrued expenses	3,620	1,639
Accrued payroll and related items	(787)	(7)
Interest payable	(344)	1,125
Deferred revenue	1,075	(336)
Other current liabilities	(499)	(439)
Accrued long-term liabilities	—	14

Net cash used in operating activities	(31,704)	(44,877)

Cash flows from investing activities:
Acquisitions of property and equipment	(6,971)	(1,943)
Payments for intangible assets	(5)	(302)
Loans to employees, net of repayments	—	(40)
Convertible loan to collaborator	—	(5,000)
Net inflows (outflows) from purchases and maturities of short-term investments	72,360	(36,918)
Net inflows from purchases and maturities of marketable securities	28,650	14,752

Net cash provided by (used in) investing activities	94,034	(29,451)

Cash flows from financing activities:
Payments on capital lease obligations	—	(204)
Proceeds from exercise of stock options	265	372
Proceeds from issuance of convertible debt	—	110,000
Payment for extinguishment of debt	(12,422)	(20,000)
Payment of financing costs	—	(3,757)

Net cash (used in) provided by financing activities	(12,157)	86,411

Net increase in cash and cash equivalents	50,173	12,083
Cash and cash equivalents, beginning of period	23,849	42,843

Cash and cash equivalents, end of period	$74,022	$54,926

Supplemental cash flow information:
Interest paid	$6,362	$4,589

Income tax benefit payments received	$523	$—

Acquisition/construction of property, plant and equipment, unpaid at end of period	$824	$212

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

The 2004 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2005. All dollar amounts are shown in thousands, except par value and per share data.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(15,680)	$(28,192)	$(35,079)	$(46,231)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,000	(3,507)	(548)	(2,780)
Reclassification adjustment for losses (gains) included in net loss	34	94	64	(37)

Net unrealized gains (losses) on securities	1,034	(3,413)	(484)	(2,817)

Total comprehensive loss	$(14,646)	$(31,605)	$(35,563)	$(49,048)

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary. The Company’s investment objectives for cash equivalents, short term investments and marketable securities (the “investment portfolio”) is to preserve capital while maintaining liquidity and generating favorable yields within the limitations of the investment guidelines outlined in CuraGen’s and 454’s investment policies. These investment policies provide guidelines for sector diversification, maximum maturity and duration, concentration limits and credit quality. These policies also outline unacceptable investments.

In evaluating whether the individual investments in the investment portfolio are not other than temporarily impaired, the Company considered the credit rating of the individual securities, the cause of the impairment of the individual securities, and the severity of the impairment of the individual securities. In order for an individual investment to be impaired, its credit rating and the cause and severity of the impairment must be equal to or more than 5% of the book value of the investment.

3.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees through December 31, 2005. Effective January 1, 2006, the Company will apply the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) issued in December 2004. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. The Company anticipates utilizing the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), nor has it determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and six month periods ended June 30, 2005 and 2004. The pro forma disclosure may not be indicative of pro forma results in future periods, because the options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may be granted. The three and six month periods ended June 30, 2004 pro forma expense and net loss disclosures below have been adjusted to reflect differences discovered during the preparation of the full year 2004 pro forma disclosures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(15,680)	$(28,192)	$(35,079)	$(46,231)
Stock-based employee compensation expense included in net loss	420	97	733	194
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,355)	(838)	(2,591)	(1,597)

Pro forma net loss	$(16,615)	$(28,933)	$(36,937)	$(47,634)

Basic and diluted net loss per share:
As reported	$(0.31)	$(0.57)	$(0.70)	$(0.93)
Pro forma	$(0.33)	$(0.58)	$(0.73)	$(0.96)

The fair values of options granted during the three month periods ended June 30, 2005 and 2004 were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility - CuraGen	81%	82%
Expected stock price volatility - 454.10%		.10%
Risk-free interest rate - CuraGen	3.43%	3.65%
Risk-free interest rate - 454	3.87%	3.65%
Expected option term in years - CuraGen	4.9	6.1
Expected option term in years - 454	7.9	8.0

4.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,272 was paid prior to June 30, 2005. The remaining cash requirements of $409 will be paid through 2006.

In October 2004, the Company announced a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the October 2004 restructuring plan, a charge of $4,000 was recorded in the fourth quarter of 2004, including $2,968 related to employee separation costs, and $1,032 of asset impairment costs. The cash requirements under the October 2004 restructuring plan were $2,750, all of which were paid prior to June 30, 2005.

5.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, has commercialized novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”). The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	June 30, 2005	December 31, 2004
Cash and investments:
CuraGen	$274,429	$320,296
454	2,369	7,824

Total	$276,798	$328,120

Total assets:
CuraGen	$319,034	$364,385
454	14,310	16,231
Intercompany eliminations	(8,517)	(11,404)

Total	$324,827	$369,212

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
CuraGen	$1,067	$924	$2,451	$2,436
454	3,404	510	5,566	613
Intercompany eliminations	(181)	(160)	(297)	(160)

Total	$4,290	$1,274	$7,720	$2,889

Operating expenses:
CuraGen	$15,961	$25,111	$33,792	$40,877
454	5,279	4,686	10,119	8,918
Intercompany eliminations	(181)	(160)	(297)	(160)

Total	$21,059	$29,637	$43,614	$49,635

Net loss:
CuraGen	$14,461	$25,487	$32,121	$40,870
454	1,855	4,115	4,501	8,156
Minority interest in subsidiary loss	(636)	(1,410)	(1,543)	(2,795)

Total	$15,680	$28,192	$35,079	$46,231

Capital expenditures:
CuraGen	$2,385	$869	$6,315	$1,598
454	180	288	413	573
Intercompany eliminations	—	(1)	(1)	(15)

Total	$2,565	$1,156	$6,727	$2,156

Depreciation and amortization:
CuraGen	$1,316	$1,687	$2,718	$3,679
454	594	604	1,193	1,196

Total	$1,910	$2,291	$3,911	$4,875

6.	Inventory

454’s inventory is recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items, and on a specific identification basis for lot controlled items. A summary of inventory is as follows:

June 30, 2005
Finished goods	$631
Work in process	609
Raw materials	1,602

Total	$2,842

7.	Extinguishment of Debt

During April and May 2005, the Company repurchased a total of $14,000 of its 6% convertible subordinated debentures due February 2007, for total consideration of $12,400, plus accrued interest of $200 to the date of repurchase. As a result of the transaction, in the second quarter of 2005, the Company recorded a gain of $1,408 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

See Note 10 which describes the Company’s repurchase of $25,900 of its 6% convertible subordinated debentures due February 2007, during July 2005.

8.	454 License, Supply and Distribution Agreement with F. Hoffman La Roche

In May 2005, 454 entered into an exclusive five-year world-wide agreement with F. Hoffmann La Roche for the promotion, sale, and distribution of 454’s nanotechnology-based Genome Sequencing Systems, including proprietary kits and reagents, by Roche Diagnostics (“Roche”) . Under the terms of this five-year, exclusive world-wide distribution agreement, 454 will receive a margin on products manufactured for Roche, and royalties on net sales of licensed products. 454 will also receive up to $62,000 in license fees, milestones related to instrument releases, minimum royalties and research funding. As of June 30, 2005 and July 31, 2005, 454 had received $1,000, and $11,500, respectively, in milestone payments from Roche under this agreement. These milestone payments will be recognized as revenue on a pro-rated basis over the term of the agreement.

9.	TopoTarget A/S Collaboration and License Agreement

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

Under the financial terms of the agreement, during the second quarter of 2004, the Company made a $5,000 equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable and was included in

Intangible and other assets, net on the December 31, 2004 balance sheet. The loan was due May 10, 2009, unless TopoTarget completed an Initial Public Offering (“IPO”), at which time the loan must convert into TopoTarget common stock at the IPO subscription price. The loan began accruing interest quarterly on June 30, 2004, at an annual rate of 6% and such interest was added to the principal amount of the loan on a quarterly basis if not paid by TopoTarget.

On June 10, 2005, TopoTarget completed an IPO of 11,500,000 shares of common stock at a per share price of DKK 22,50 ($3.698 USD). Simultaneously, on June 10, 2005, the Convertible Loan Receivable in the amount of $5,288 (including accrued interest) was automatically converted into 1,429,687 shares of TopoTarget common stock, providing the Company with an approximate 3.58% ownership in TopoTarget. In addition, the Company agreed to a six-month lock-up agreement with respect to its shares of TopoTarget common stock.

During June 2005, the Company reclassed both the Convertible Loan Receivable and the related Accrued Interest Receivable, to Investment in TopoTarget, which is classified as an available-for-sale long-term marketable security and is included in Intangible and other assets, net, on the June 30, 2005 balance sheet at a carrying value of $5,288. The Company has evaluated the fair value of the investment and determined that the fair value approximates the carrying value of $5,288.

10.	Subsequent Event

During July 2005, the Company repurchased $25,900 of its 6% convertible subordinated debentures due February 2007, for total consideration of $25,300, plus accrued interest of $800 to the date of repurchase. As a result of the transaction, in the third quarter of 2005, the Company will record a gain of $400 in “Gain on extinguishment of debt,” which is offset by the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

Using our knowledge of the human genome, we have taken a systematic approach to identifying and validating the most promising therapeutic targets of the human genome that are both applicable and amenable to drug development. We have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects, Bayer AG (“Bayer”) to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects. We utilize partners or contract manufacturing organizations for manufacturing of our clinical development products under current good manufacturing practices.

As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody and small molecule therapeutics through clinical development.

Pipeline

Velafermin (CG53135)

Velafermin (CG53135), also referred to as recombinant human fibroblast growth factor – 20 (“rhFGF-20”), is a protein therapeutic discovered by CuraGen that is being investigated as a potential protein therapeutic for the prevention and treatment of oral mucositis (“OM”) in cancer patients who are receiving chemotherapy, with or without radiotherapy for the treatment of their underlying disease. Velafermin (CG53135) is a growth factor that is believed to play a role in maintaining the integrity of the gastrointestinal tract by causing regeneration of epithelial and mesenchymal cells, enabling repopulation of the layers of the gastrointestinal tract damaged by chemotherapy and radiotherapy.

In 2003, we initiated our first Phase I trial on velafermin (CG53135) for the prevention of OM. During 2004, we continued to make progress on the development of velafermin (CG53135) for the prevention of OM, including the initiation of an additional Phase I trial in cancer patients undergoing bone marrow transplantation. In October 2004, we announced the initiation of a Phase II trial on velafermin (CG53135) enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of velafermin (CG53135) for the prevention of OM. Approximately 200 patients will be randomized to receive a single administration of either placebo or one of three dosages of velafermin (CG53135) immediately after bone marrow transplantation. We expect to complete this trial during the first half of 2006. In May 2005, the final data from our Phase I trial on velafermin (CG53135) for cancer patients undergoing bone marrow transplantation was presented in the form of a poster at the American Society of Clinical Oncology 46th Annual Meeting in Orlando, Florida (“ASCO”). Of the 30 patients presented in this poster, no serious drug-related adverse events were noted following treatment with velafermin (CG53135), and a total of 22 of 30 patients (73%) did not develop severe (grade 3 or 4) OM.

In addition, in January 2005, we initiated a Phase I clinical trial on velafermin (CG53135) to explore its role for the treatment of OM, as opposed to the prevention strategy discussed above. This Phase I trial will evaluate the safety and tolerability of intravenously administered velafermin (CG53135) on cancer patients who develop OM as a consequence of the chemotherapy they received for the treatment of their underlying disease. We anticipate completing this Phase I study by the end of 2005.

In February 2004, we received orphan drug designation from the Food and Drug Administration (“FDA”) for velafermin (CG53135) in OM, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits. The Orphan Drug Act of 1983 is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States at the time of application. Further criteria include the ability of the product to address an unmet medical need where no approved treatment option exists or to provide significant benefit over available treatments. Orphan drug designation may result in seven years of market exclusivity in the United States upon FDA product approval, provided that the sponsor company continues to meet certain conditions established by the FDA. Upon marketing authorization and during the period of market exclusivity, the FDA does not accept or approve other applications to market the same drug for the same therapeutic indication. Other incentives provided by orphan designation include protocol assistance and eligibility for research and development support. Protocol assistance includes regulatory assistance and reduced filing fees, as well as advice on the conduct of clinical trials.

In December 2004, we received Fast Track status from the FDA to investigate velafermin (CG53135) for the prevention of OM in patients receiving hematopoietic stem cell transplantation following myeloablative chemotherapy with or without total body irradiation. The Fast Track program enables a company to file a New Drug Application (“NDA”) on a rolling basis as data becomes available and permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process. With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which could decrease the typical review period.

PXD101

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 is one of the most advanced HDAC inhibitors in development and will be investigated as a potential treatment for both solid and hematologic cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to their extensive library of HDAC inhibitor candidates. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance. In May 2005, TopoTarget announced that they signed a Cooperative Research and Development Agreement (“CRADA”) with the Division of Cancer Treatment and Diagnosis at the National Cancer Institute (“NCI”) relating to PXD101. Under the CRADA, the NCI and TopoTarget will collaborate to conduct preclinical and non-clinical research on PXD101, which may provide supporting information for clinical trials of PXD101. An additional goal of the CRADA is the identification of the next-generation of HDAC inhibitors, from TopoTarget’s library of HDAC inhibitors, to be developed as potential drug candidates. We maintain an exclusive option to in-license any next-generation HDAC inhibitors discovered under the CRADA from TopoTarget under the license and collaboration agreement signed in June 2004.

In August 2004, we signed a clinical trials agreement with the NCI that provides us with access to the expertise at the NCI for the design, implementation, and monitoring of clinical trials with PXD101. Under the agreement, the NCI has agreed to sponsor several clinical trials evaluating the activity of PXD101, either alone or in combination with other anti-cancer therapies, for the treatment of solid and hematologic malignancies. NCI-sponsored clinical trials will occur in parallel to those sponsored by CuraGen with all data generated available for use by CuraGen in future product registration.

Data generated from two Phase I clinical trials evaluating PXD101 in patients with solid tumors and hematologic cancers enabled us to initiate in January 2005 a Phase II clinical trial on PXD101 for the treatment of advanced multiple myeloma. This Phase II open-label clinical trial will enroll approximately 25 to 50 patients who have failed at least two prior treatment regimens at multiple sites in Europe and the US. This trial is expected to be completed by mid-2006.

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

In May 2005, preliminary data from our Phase I clinical trial on PXD101 for the treatment of refractory solid tumors was presented at ASCO. The Phase I open-label study was designed to determine the safety, maximum-tolerated dose (“MTD”), pharmacokinetics, and pharmacodynamics of intravenously administered PXD101, as well as initial assessment of the pharmacokinetics of orally administered PXD101. Preliminary data was reported on 28 patients and suggests that PXD101 is well-tolerated following intravenous (“IV”) and oral administration. Oral bioavailability after a single oral dose is 30-35% as compared to a single IV dose. Toxicities were described by investigators as mild, with no hematological or grade 4 toxicities observed. The most common adverse events were fatigue, nausea, vomiting and phlebitis. Histone hyperacteylation, a biomarker for the activity of PXD101, was noted to increase proportionally with dose escalation and lasted for up to 24 hours after administration. Furthermore, disease stabilization lasting four cycles or longer (range 4 to 8 cycles) was noted in 5 of 28 patients.

CR002

In October 2004, we announced that CR002, our most advanced fully-human monoclonal antibody stemming from our collaboration with Abgenix, received clearance from the FDA to be investigated as a potential treatment for IgA nephropathy. CR002 is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation, such as IgA nephropathy, that, if left untreated, could progress to kidney failure. CR002 neutralizes platelet derived growth factor-D (“PDGF-D”), an autocrine growth factor, which is believed to involved in the pathogenesis of mesangioproliferative diseases including IgA nephropathy, diabetic nephropathy and, potentially, lupus nephritis.

In November 2004, we received orphan drug designation from the FDA for CR002 as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease, which we believe will help to strengthen the program by offering important clinical development and commercialization benefits.

We initiated a Phase I trial with CR002 in November 2004 to determine the safety and maximum tolerated dose in healthy male volunteers. In July 2005, we announced the completion of this Phase I study and have submitted the results for anticipated presentation at a medical conference in 2005. As we continue to focus our pipeline on the treatment of cancer and on cancer supportive care, we will seek to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product.

CR011

In October 2004, we announced the advancement to preclinical development of CR011, a fully-human monoclonal antibody-drug conjugate, which we are investigating as a potential treatment for metastatic melanoma. CR011 is the second fully-human monoclonal antibody stemming from our collaboration with Abgenix, and applies antibody-drug conjugate technology that we licensed from Seattle Genetics. In April 2005, a poster on CR011 was presented at the AACR 96th Annual Meeting. Our scientists reported data demonstrating that CR011 selectively binds to GPNMB, a protein highly expressed on the surface of melanoma cells. Furthermore, in xenograft models of melanoma, treatment with CR011 caused significant improvements in survival, including complete and durable tumor regression, without any notable toxicity or weight loss. We anticipate that CR011 will enter clinical trials during the first half of 2006.

CT052

In October 2004, we also announced the advancement to preclinical development of CT052, an investigational small molecule drug for the potential management of adult-onset (type 2) diabetes, which will be co-developed with Bayer. This compound represents the first drug candidate to enter preclinical development from our ongoing collaboration with Bayer that was established to identify and develop promising drugs for the treatment of diabetes based upon targets we discovered. We anticipate that CT052 will enter clinical trials during the first half of 2006.

Other

In addition to velafermin (CG53135), PXD101, CR002, CR011, and CT052 we have several potential protein, antibody and small molecule therapeutics currently being evaluated in, or being prepared for, animal studies. These programs may lead to the filing of investigational new drug applications (“INDs”) in the future.

454 Life Sciences

To enable us to focus on our pipeline, we announced the formation of 454 Life Sciences Corporation (“454”) in 2000. This majority-owned subsidiary has commercialized novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—”whole genome sequencing” and performing ultra-deep sequencing of, or accurate detection of rare mutations in, target genes of interest. 454’s proprietary technology is expected to have widespread applications in industrial processes, agriculture, animal health, biodefense, and human health care, including drug discovery and development, and disease diagnosis. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. In 2005, 454 began commercializing its instrument systems and reagents to customers for high-throughput sequencing without the need and complexity of large-scale robotics. As of June 2005, 454 has sold and installed five Genome Sequencing Systems at both genome sequencing centers and a research institution. 454 believes that their affordable high-throughput technology will expand the sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions. 454 will continue scaling its technology to analyze larger model organisms, including human DNA, and to develop other sequencing applications for their technology.

In May 2005, 454 entered into an exclusive five-year world-wide agreement with F. Hoffmann-LaRoche for the promotion, sale, and distribution of 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents with Roche Diagnostics (“Roche”). Under the terms of the agreement, 454 will receive up to $62.0 million in license fees, milestones related to instrument releases, minimum royalties and research funding, in addition to a margin on products manufactured for Roche, and royalties on net sales of licensed products. Roche will market, sell, distribute and provide technical support for 454’s products. 454 will continue to manufacture instrument systems and reagent kits, with responsibility for reagent manufacturing transferred to Roche at its option given sufficient sales volume. The agreement allows for Roche to sell 454’s products to all markets, with the exception of regulated diagnostics. Roche has the rights to negotiate distribution of 454’s products for use in the regulated diagnostic market and for renewal of the distribution agreement contingent upon meeting minimum performance criteria. As of June 30, 2005, and July 31, 2005, 454 had received $1.0 million, and $11.5 million, respectively, in milestone payments from Roche following the achievement of all initial milestones under the agreement.

Summary

We expect to generate value for our shareholders by developing therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully complete clinical trials, obtain regulatory approval, and develop pharmaceutical products that we can commercialize, would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: 454 grant, service and product revenue and milestones; CuraGen collaboration revenues; and interest income.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates and external programs identified by our platform as being promising and synergistic with our products and expertise, and as 454 continues work on the development and commercialization of its technology for whole genome analysis. Conducting clinical trials is a lengthy, time-consuming and expensive process which may not generate sufficient data to support the safety and efficacy of our products. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

The 2004 consolidated financial statements have been reclassified to conform to the classifications used in 2005. All dollar amounts in Item 2 are shown in millions, unless otherwise noted.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from our estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following tables set forth a comparison of the components of our net loss for the three and six month periods ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005	2004	$ Change	% Change
Grant revenue	$0.7	$0.4	$0.3	75%
Instrument and reagent sales	2.1	—	2.1	100%
Collaboration revenue	1.5	0.9	0.6	67%
Grant research expenses	0.5	0.1	0.4	400%
Cost of instrument and reagent sales	0.5	—	0.5	100%
Research and development expenses	15.5	24.6	(9.1)	(37)%
General and administrative expenses	4.6	5.0	(0.4)	(8)%
Interest income	2.2	2.0	0.2	10%
Interest expense	3.2	3.3	(0.1)	(3)%
Gain on extinguishment of debt	1.4	—	1.4	100%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.6	1.4	(0.8)	(57)%

Net loss	$15.7	$28.2

	Six months ended June 30,
	2005	2004	$ Change	% Change
Grant revenue	$1.4	$0.4	$1.0	250%
Instrument and reagent sales	3.2	—	3.2	100%
Collaboration revenue	3.1	2.5	0.6	24%
Grant research expenses	0.9	0.1	0.8	800%
Cost of instrument and reagent sales	0.7	—	0.7	100%
Research and development expenses	33.0	39.7	(6.7)	(17)%
General and administrative expenses	8.9	9.8	(0.9)	(9)%
Interest income	4.3	4.0	0.3	8%
Interest expense	6.6	6.2	0.4	6%
Gain (loss) on extinguishment of debt	1.4	(0.3)	1.7	(567)%
Income tax benefit	0.1	0.2	(0.1)	(50)%
Minority interest in subsidiary loss	1.5	2.8	(1.3)	(46)%

Net loss	$35.1	$46.2

The following tables set forth a comparison of revenue by segment, for the three and six month periods ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005	2004	$ Change	% Change
Grant revenue:
454	$0.7	$0.4	$0.3	75%

Total	$0.7	$0.4

Instrument and reagent sales
454	$2.1	$—	$2.1	100%

Total	$2.1	$—

Collaboration revenue:
CuraGen	$1.0	$0.9	$0.1	11%
454	0.5	—	0.5	100%

Total	$1.5	$0.9

	Six months ended June 30,
	2005	2004	$ Change	% Change
Grant revenue:
454	$1.4	$0.4	$1.0	250%

Total	$1.4	$0.4

Instrument and reagent sales
454	$3.2	$—	$3.2	100%

Total	$3.2	$—

Collaboration revenue:
CuraGen	$2.4	$2.5	$(0.1)	(4)%
454	0.7	—	0.7	100%

Total	$3.1	$2.5

Grant revenue. The increase in grant revenue for the three and six month periods ended June 30, 2005, as compared to the same period in 2004, was a result of two federal grants awarded to 454 in May and September 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). These grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes. We expect the full year 2005 grant revenue to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire year.

Instrument and reagent sales. During the three and six month periods ended June 30, 2005, 454 commercialized its novel nanoscale instruments and reagents and recognized $2.1 million, and $3.2 million, respectively, in revenue related to sales to its customers. 454 sold three instrument systems during the second quarter, bringing the installed base to five customers. We expect instrument and reagent sales during the second half of 2005 to continue to increase through sales to existing and new customers and for activities related to the commercial launch of 454’s proprietary instruments and reagents by Roche. Instrument sales are recognized upon the completion of installation of the equipment and training of customer personnel. However, certain customers have required that 454’s instruments be tested prior to their acceptance of the instruments. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales are recognized upon shipment of the products under FOB shipping or FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders.

Collaboration revenue. CuraGen’s collaboration revenue for the three and six month periods ended June 30, 2005 has remained relatively constant as compared to the same periods in 2004 and we expect that the full year 2005 collaboration revenue will continue to remain fairly constant as compared to 2004, reflecting ongoing progress on the Bayer alliance.

The increase in 454’s collaboration revenue for the three and six month periods ended June 30, 2005, as compared to the same period in 2004, was related to the sales of genomic analysis services as 454 continued to commercialize its sequencing platform. We expect 454’s 2005 collaboration revenue to continue to increase during the second half of 2005 as 454 continues to commercialize its platform.

Grant research expenses. The increase in grant research expenses for the three and six month periods ended June 30, 2005 as compared to the same period in 2004, was a result of two federal grants awarded to 454 in May and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect 2005 grant expenses to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire year.

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

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three and six month periods ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$12.6	$21.1	$(8.5)	(40)%
454	2.9	3.5	(0.6)	(17)%

Total	$15.5	$24.6

	Six months ended June 30,
	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$27.4	$33.1	$(5.7)	(17)%
454	5.6	6.6	(1.0)	(15)%

Total	$33.0	$39.7

Research and development expenses consist primarily of: salary and benefits; contractual and manufacturing costs; supplies and reagents; perpetual license fees and milestone payments; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated on four major project areas: clinical candidates; our majority-owned subsidiary, 454; preclinical drug candidates; and collaborations. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the three and six month periods ended June 30, 2005 and 2004 by the major categories mentioned above:

	Three months ended June 30,
	2005	2004	$ Change	% Change
Salary and benefits	$4.3	$5.7	$(1.4)	(25)%
Contractual and manufacturing costs	4.4	4.8	(0.4)	(8)%
Supplies and reagents	2.7	3.3	(0.6)	(18)%
Perpetual license fees and milestone payments	1.0	7.2	(6.2)	(86)%
Depreciation and amortization	1.1	1.2	(0.1)	(8)%
Allocated facility costs	2.0	2.4	(0.4)	(17)%

Total research and development expenses	$15.5	$24.6

	Six months ended June 30,
	2005	2004	$ Change	% Change
Salary and benefits	$8.8	$11.7	(2.9)	(25)%
Contractual and manufacturing costs	8.9	7.2	1.7	24%
Supplies and reagents	4.4	6.2	(1.8)	(29)%
Perpetual license fees and milestone payments	5.0	7.2	(2.2)	(31)%
Depreciation and amortization	2.1	2.8	(0.7)	(25)%
Allocated facility costs	3.8	4.6	(0.8)	(17)%

Total research and development expenses	$33.0	$39.7

The decrease in research and development expenses for CuraGen for the three and six month periods ended June 30, 2005, as compared to the same periods in 2004 was primarily due to the second quarter 2004 perpetual license fee payments of approximately $7.0 million related to the TopoTarget and Seattle Genetics collaborations, offset by the first quarter 2005 perpetual license fee and milestone payments of approximately $4.0 million related to the TopoTarget and Seattle Genetics collaborations; reductions in salary and benefits, and supplies and reagents, in connection with the October 2004 restructuring plan; and offset by increases in contractual service costs incurred in our metabolic disorder collaboration with Bayer. We anticipate increases in research and development expenses during the second half of 2005 as compared to the first half of 2005, primarily due to contractual services related to clinical trials and manufacturing; and anticipated milestone payments to TopoTarget. Under the terms of the license and collaboration agreement entered into with TopoTarget in June 2004, we expect to pay TopoTarget a milestone payment of approximately $4.8 million upon extension of the PXD101 Phase II program into the United States, which is expected during the second half of 2005.

The decreases in research and development expenses for 454 for the three and six month periods ended June 30, 2005, as compared to the same period in 2004, were primarily due to certain lab supplies and reagents and contractual services recorded as grant research expenses in 2005 that were classified as research and development expenses in 2004. Additionally, various personnel that were in research and development in 2004 have been moved into instrument and reagent production in 2005, and, as such, salary and benefits, lab supplies and reagents, and allocated facility costs which were expensed as research and development in 2004 are capitalized into inventory and expensed as costs of goods sold in 2005 when the corresponding products are sold.

As soon as we start to conduct a Phase I clinical trial for a potential clinical candidate, we begin to track the direct research and development expenses associated with that clinical candidate. The following table shows the cumulative direct research and development expenses as of June 30, 2005, which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate:

Therapeutic Area and Clinical Candidate	Class	Cumulative Costs	Indication	Trial Status
		As of June 30, 2005
Cancer Supportive Care Velafermin (CG53135)	Protein	$20.2	Oral Mucositis	Phase II

Oncology PXD101	Small Molecule	$9.2	Various Cancers	Phase II

Kidney Inflammation CR002	Antibody	$1.2	IgA Nephropathy	Phase I

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to velafermin (CG53135), PXD101, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently reliably estimate when, if ever, our product candidates will generate revenue and cash flows.

Completion of research and development, preclinical testing and clinical trials may take many years. Estimates of completion periods for any of our major research and development projects are highly speculative and variable, depending on the nature of the disease indication, how common the disease is among the general populace, and the results of the research. For example, preclinical testing and clinical trials can often go on for an indeterminate period of time since the results of tests are continually monitored, with each test considered “complete” only when sufficient data has been accumulated to assess whether the next phases are warranted or whether the effort should be abandoned. Typically, Phase I clinical trials are expected to last between 12 and 24 months, Phase II clinical trials are expected to last between 24 and 36 months and Phase III clinical trials are expected to last between 24 and 60 months. The most significant time and costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors titled “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing clinical stage product candidates, velafermin (CG53135), PXD101, CR002, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2005 decreased as compared to the same periods in 2004 as a result of careful control of expenses. General and administrative expenses are expected to decrease slightly during 2005 as compared to 2004, as a result of the 2004 corporate restructuring and lower patent prosecution costs.

Interest income. Interest income for the three and six month periods ended June 30, 2005 increased slightly compared to the same periods in 2004 primarily due to higher yields in our investment portfolio, offset by lower cash and investment balances. We earned an average yield of 2.9% in the second quarter of 2005 as compared to 2.0% in the second quarter of 2004, and earned an average yield of 2.7% in the first six months of 2005 as compared to 2.1% during the same period in 2004. During the remainder of 2005, we expect the yields in our investment portfolio to continue to be slightly higher than 2004. However, due to the utilization of cash and investments balances in the normal course of operations, and the second and third quarter repurchases of $14.0 million, and $25.9 million, respectively, of our 6% convertible subordinated debentures due 2007, we anticipate interest income to decrease slightly in 2005 as compared to 2004.

Interest expense. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to decrease during 2005. The anticipated decrease is related to the second and third quarter repurchases of $14.0 million, and $25.9 million, respectively, of our 6% convertible subordinated debentures due 2007.

Gain on extinguishment of debt. During the second quarter of 2005, we repurchased $14.0 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $12.4 million, plus accrued interest of $0.2 million to the date of repurchase. As a result of the transaction, in the second quarter of 2005, we recorded a gain of $1.4 million in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

During July 2005, we repurchased $25.9 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $25.3 million, plus accrued interest of $0.8 million to the date of repurchase. As a result of the transaction, in the third quarter of 2005, we will record an additional gain of $0.4 million in “Gain on extinguishment of debt”, which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit. We recorded an income tax benefit during the three and six month periods ended June 30, 2005 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the year ended December 31, 2004, the income tax benefit included the resulting expiration of the State of Connecticut statute, as it relates to the Year 2000 income tax benefit. We expect the 2005 income tax benefit to be consistent with 2004 (before adjustments to reflect statute expiration), as 2005 qualified expenses are expected to remain relatively constant as compared to 2004.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and six month periods ended June 30, 2005 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased as compared to the same periods in 2004 due to 454 revenue recognized during the periods, from the sales of instruments and reagents as well as sales of genomic analysis services. During the remainder of 2005, losses attributed to the minority ownership in 454 are expected to decrease, as 454 increases sales of instruments and reagents as well as genomic analysis services. In the event that during 2005 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through private placements of equity securities, convertible subordinated debt offerings, public equity offerings, revenues received under our collaborative research agreements and government grants, and exercises of stock options. As of June 30, 2005, we had recognized $116.8 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At June 30, 2005, our gross investment in lab and office equipment, computers, land and leasehold improvements was $54.8 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

During the second quarter of 2005, we repurchased $14.0 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $12.4 million, plus accrued interest of $0.2 million to the date of repurchase. Additionally, during July 2005, we repurchased $25.9 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $25.3 million, plus accrued interest of $0.8 million to the date of repurchase.

In May 2005, 454 entered into an exclusive five-year world-wide agreement with F. Hoffmann-LaRoche for the promotion, sale, and distribution of 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents with Roche. Under the terms of the agreement, 454 will receive up to $62.0 million in license fees, milestones related to instrument releases, minimum royalties and research funding, in addition to a margin on products manufactured for Roche, and royalties on net sales of licensed products. As of June 30, 2005, and July 31, 2005, 454 had received $1.0 million, and $11.5 million, respectively, in milestone payments from Roche following the achievement of all initial milestones under the agreement.

Under the financial terms of the agreement entered into with TopoTarget in June 2004, we made a $5.0 million equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable. On June 10, 2005, TopoTarget completed an IPO of 11,500,000 shares of common stock at a per share price of DKK 22,50 ($3.698 USD). Simultaneously, on June 10, 2005, the Convertible Loan Receivable in the amount of $5.3 million (including accrued interest) was automatically converted into 1,429,687 shares of TopoTarget common stock, providing us with an approximate 3.58% ownership in TopoTarget. In addition, we agreed to a six-month lock-up agreement with respect to our shares of TopoTarget common stock. Under the terms of the license and collaboration agreement entered into with TopoTarget in June 2004, we expect to pay TopoTarget a milestone payment of approximately $4.8 million upon extension of the PXD101 Phase II program into the United States. Payment of this milestone is expected during the second half of 2005.

454 received two federal grants during 2004, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the six months ended June 30, 2005, using the direct cash flow method:

Cash received from collaborators	$4.0
Cash received from customers	1.6
Cash received from grantor	1.2
Cash paid to suppliers and employees	(36.3)
Restructuring and related charges paid	(0.5)
Interest income received	4.2
Interest expense paid	(6.4)
Income tax benefit received	0.5

Net cash and investments used in operating activities	(31.7)

Cash paid to acquire property and equipment, net of sales proceeds	(6.9)

Net cash and investments used in investing activities	(6.9)

Cash received from employee stock option exercises	0.2
Cash paid for extinguishment of debt	(12.4)

Net cash and investments used in financing activities	(12.2)

Unrealized loss on marketable securities	(0.5)

Net decrease in cash and investments	(51.3)
Cash and investments, beginning of period	328.1

Cash and investments, end of period	$276.8

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

Future Liquidity. During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; instrument and reagent sales; collaboration revenue; milestone payments; interest income; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings. We also plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology. In that regard, we foresee the following as significant uses of liquidity: salary and benefits; supplies and reagents; contractual services related to clinical trials and manufacturing; perpetual license fees; potential milestone payments; costs related to 454, as it continues to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of contractual service costs with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; and capital expenditures as we complete the expansion of our existing protein production laboratory facilities. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a continued significant use of liquidity.

Depending on market and other conditions, from time to time, we may repurchase or refinance a portion of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. Such repurchases may be material and also may affect interest income and interest expense as well as gain on extinguishment of debt. In addition, we also may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the July 31, 2005 remaining balance of $90.1 million of 6% convertible subordinated debentures due February 2, 2007 and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with our future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of June 30, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations (2)	$226.0	$—	$—	$116.0	$—	$—	$110.0
Interest on convertible subordinated debt (2)	40.4	5.7	11.4	7.9	4.4	4.4	6.6
Operating leases	5.0	1.5	1.9	1.2	0.3	0.1	—
Purchase commitments (1)	19.4	11.3	5.0	1.5	0.4	0.3	0.9
Other long-term liabilities	1.0	—	0.5	0.5	—	—	—

Total	$291.8	$18.5	$18.8	$127.1	$5.1	$4.8	$117.5

(1)	Includes commitments for capital expenditures, manufacturing costs associated with advancing our preclinical pipeline, and costs associated with clinical trial development and other supporting arrangements, which are subject to certain limitations and in certain circumstances cancellation clauses. The clinical trial commitments and supporting arrangements are for our protein therapeutic velafermin (CG53135), our novel HDAC inhibitor PXD101, and our fully-human monoclonal antibody CR002. Excludes amounts included on our balance sheet as liabilities and certain purchase obligations and potential future milestone payments as discussed below.
(2)	During July 2005, we repurchased $25.9 million of our existing 6% convertible subordinated debentures due 2007.

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

In addition, we have committed to make potential future milestone payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Until the achievement of these milestones is both probable and reasonably estimable, such contingencies are not recorded on our consolidated balance sheet and are not included above.

Recently Enacted Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123(R)”) which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. Statement 123, as originally issued, is effective until the provisions of SFAS 123(R) are fully adopted. SFAS 123(R) is effective for public entities that do not file as a small business issuer, as of the beginning of the first fiscal year beginning after June 15, 2005, and therefore, we will be required to adopt SFAS 123(R) on January 1, 2006. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. We anticipate utilizing the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations. We have not yet determined the effect of adopting SFAS 123(R), nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1 “Other-Than-Temporary Impairments and Its Application of Certain Investments.” This statement provides guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also requires additional disclosures in the footnotes to the financial statements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1, however, the disclosure requirements remain effective and have been adopted. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

Certain Factors That May Affect Results of Operations

This report contains certain forward-looking statements that are subject to certain risks and uncertainties. Generally, these statements can be identified by the use of terms such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about: (i) our expectation that we will enroll approximately 200 patients for our Phase II trial on velafermin (CG53135); (ii) our expectation that we will complete a velafermin (CG53135) Phase II trial for the treatment of OM in cancer patients undergoing bone marrow transplantation during the first half of 2006; (iii) our expectation that we will complete a velafermin (CG53135) Phase I trial for the treatment of OM by the end of 2005; (iv) our belief that the FDA’s orphan drug designation for velafermin (CG53135) and CR002 will help strengthen the programs by offering important clinical development and commercialization benefits; (v) our expectation that we will investigate PXD101 as a potential treatment for both solid and hematologic cancers either alone, or in combination with other cancer drugs; (vi) our expectation that NCI-sponsored clinical trials will occur in parallel to those we sponsor, with all data generated available for use in future product registration; (vii) our expectation that the PXD101 Phase II open-label clinical trial will enroll approximately 25 to 50 patients who have failed at least two prior treatment regimens at multiple sites in Europe and the US; (viii) our expectation that we will complete the PXD101 Phase II trial by mid-2006; (ix) our expectation that we will initiate a Phase Ib clinical trial to evaluate combination chemotherapy, consisting of PXD101 and 5-FU, on patients with solid tumors with patient enrollment to commence by the third quarter of 2005; (x) our expectation that our Phase Ib clinical trial of PXD101 and 5-FU will expand and enroll up to 20 additional patients and further investigate the safety, change in expression of thymidylate synthase and anti-tumor activity of this combination; (xi) our expectation that CR011 and CT052 will enter clinical trials during the first half of 2006; (xii) our expectation that many of the INDs that we anticipate filing in the future will be from our pipeline, and have been or are ready to be evaluated in animal studies; (xiii) the expectation that 454’s proprietary technology will have widespread applications in industrial processes, agriculture, animal health, biodefense, human health care, including drug discovery and development, and disease diagnosis and will expand the sequencing market beyond genome centers, to research centers and academic institutions; (xiv) the ability of 454 to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms; (xv) the ability of 454 to continue scaling its technology to analyze larger model organisms, including human DNA, and develop other genomic applications for their technology; (xvi) our expectation that under the terms of the five-year world-wide agreement with F. Hoffmann-LaRoche, 454 will receive up to $62.0 million in license fees, milestones related to instrument releases, minimum royalties and research funding, in addition to a margin on products manufactured for Roche, and royalties on net sales of licensed products (xvii) our expectation that we will generate value for our shareholders by developing therapeutics; (xviii) our expectation to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of therapeutics from our development pipeline; (xix) our expectation that our revenue or income sources for at least the next several years may be limited to 454 grant, service and product revenue and milestones; CuraGen collaboration revenues; and interest income; (xx) our expectation to continue incurring substantial expenses relating to our research and development efforts; (xxi) our expectation to incur continued losses over the next several years; (xxii) our expectation that NIH grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes; (xxiii) our expectation that grant revenue will increase in comparison to 2004; (xxiv) our expectation that instrument and reagent sales during the second half of 2005 will continue to significantly increase through sales to existing and new customers and for activities related to the commercial launch of 454’s proprietary instruments and reagents by Roche; (xxv) our expectation that CuraGen’s 2005 collaboration revenue will remain fairly constant as compared to 2004; (xxvi) our expectation that 454’s 2005 collaboration revenue will continue to increase; (xxvii) our expectation that 454’s grant research expenses will increase in comparison to 2004; (xxviii) our expectation that gross margins on sales of instruments and reagents will fluctuate from quarter to quarter during 2005; (xxix) our anticipation that CuraGen’s research and development expenses during the second half of 2005 will increase as compared to the first half of 2005; (xxx) our expectation to pay TopoTarget a milestone payment of approximately

$4.8 million upon extension of the PXD101 Phase II program into the United States; (xxxi) our expectation that general and administrative expenses will decrease slightly during 2005 as compared to 2004; (xxxii) our expectation that during the remainder of 2005, the yields in our investment portfolio will be slightly higher than 2004; (xxxiii) our anticipation that interest income will decrease slightly in 2005; (xxxiv) our expectation that interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, will decrease during 2005; (xxxv) our expectation that the 2005 income tax benefit will be consistent with 2004 (before adjustments to reflect statute expirations); (xxxvi) our expectation that during 2005 the losses attributed to the minority ownership in 454 will decrease; (xxxvii) our expectation that during the next twelve months, we will continue to fund our operations through a combination of the following sources: cash and investment balances; instrument and reagent sales; collaboration revenue; milestone payments; interest income; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings; (xxxviii) our plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology; (xxxix) our belief that the following will be significant uses of liquidity: salary and benefits; supplies and reagents; contractual services related to clinical trials and manufacturing; perpetual license fees; potential milestone payments; costs related to 454, as it continues to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; cost-sharing of contractual service costs with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities; and capital expenditures as we complete the expansion of our existing protein production laboratory facilities; and payments of interest to the holders of our convertible subordinated debt due 2007 and 2011; (xl) the possibility that we may repurchase or refinance a portion of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise; (xli) our belief that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months; and (xlii) that we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings, private strategic-driven common stock offerings, and financial assistance from other sources.

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

We do not know whether we can implement our business strategy successfully because we are in the early stages of development. Initially, we set out to find as many genes and their related functions as possible and are now using that information to develop our own therapeutic products. This strategy is largely untested. Other companies first target particular diseases and try to find cures for them, have a limited number of genes and proteins of potential therapeutic interest, or rely on other more proven strategies. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate revenue. We have not completed development of any product based on our research. Although we have three products being investigated in clinical trials, we cannot be certain that these or any future products will receive marketing approval. If we are unable to commercialize products, we may not be able to recover our investment in our product development efforts. Even if we are able to commercialize products, we may not be able to recover our investment in our product development efforts.

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

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The Company and the FDA monitor the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	our inability to identify, enroll and initiate sites to conduct clinical trials;

•	variability in the number and types of patients available for each study, as well as the difficulty in enrolling patients in each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor efficacy or unanticipated adverse effects of products during the clinical trials;

•	Scientific review board, institutional review board, or contractual review board delays at institutions assisting us with our clinical trials; and

•	government or regulatory delays.

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

We have three products in clinical development and our other products are in preclinical or earlier stages of development. None of these products may demonstrate sufficient effectiveness or safety to obtain the requisite regulatory approvals required for initiation or continuation of clinical studies or obtaining marketing approval.

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

As a result of these possibilities, we may not be able to develop through our research and development activities any commercially viable products. We cannot be certain that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA or other regulatory authorities. If we are not successful in identifying products that we can develop commercially, we may be unable to recover the large investment we have made in research, development and manufacturing. In addition, should we choose to develop pharmaceutical products internally, we will have to make significant investments in pharmaceutical product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the current good manufacturing practices (“cGMPs”) of the FDA. Any potential products developed by our licensees will be subject to the same risks.

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

Biopharmaceuticals must be produced under the cGMPs of the FDA. We do not have facilities capable of manufacturing drug products under cGMPs and must outsource any such production. We are devoting resources to establishing our own manufacturing capabilities to support development and preclinical activities and are contracting with third-party vendors for the manufacture of materials for use in humans. We may be unable to contract successfully for cGMPs manufacture of any products and may be unable to obtain required quantities of our products economically. We may not be able to obtain capacity to produce a sufficient amount of a commercial product to meet our clinical development and commercial needs. Failure to meet the demand for a product may adversely affect our ability to continue to market the product.

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

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. To date, we have entered into significant strategic alliances with Abgenix, Bayer, TopoTarget, Seattle Genetics and Roche, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach or terminate their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated, which may materially and adversely affect our business, financial condition and results of operations.

We depend on attracting and retaining key employees.

We are highly dependent on the principal members of our management and scientific staff, including David M. Wurzer, Executive Vice President and Chief Financial Officer; Christopher K. McLeod, Executive Vice President and Chief Executive Officer and President at 454; and Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer. Our future success will depend in part on the continued services of our key scientific and management personnel. We are currently conducting a search for a permanent Chief Executive Officer. In May 2005, Patrick J. Zenner, a CuraGen board member and former President and Chief Executive Officer of Hoffmann-La Roche, Inc. was appointed by the CuraGen Board of Directors as Chairman and Chief Executive Officer of CuraGen on an interim basis, until completion of the ongoing search. Our future success will also depend in part on our ability to attract, hire and retain additional personnel. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We entered into employment agreements with all of the principal members of our management team. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

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

Our business and competitive position depends on our ability to protect our products, processes and technologies. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had been issued approximately 86 patents with respect to aspects of our gene portfolio, products, processes and technologies.

Our commercial success also depends in part on obtaining patent protection on genes and proteins for which we or our collaborators discover utility and on products, methods and services based on such discoveries. We have applied for patent protection on novel genes and proteins, novel mutants of known genes and their uses, partial sequences of novel proteins and their gene sequences and uses, and novel uses for previously identified genes discovered by third parties. We have applied for patents on antibodies against the proteins we have discovered, and we have sought or have had our partners seek patent protection on the antibodies we produce against these proteins. We have sought and intend to continue to seek patent protection for novel uses for genes and proteins and therapeutic antibodies that may have been patented by third parties. In such cases, we would need a license from the holder of the patent with respect to such gene or protein in order to make, use or sell such gene or protein for such use. We may not be able to acquire such licenses on commercially reasonable terms, if at all. Our patent application filings that result from the identification of genes associated with the cause or effect of a particular disease generally seek to protect the genes and the proteins encoded by such genes as well as antibodies raised against these gene products. We also seek patent protection for our therapeutic, diagnostic and drug screening methods and products.

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

The technology platform of 454, our majority-owned subsidiary, is still in development. The success of commercialization of the 454 technology platform depends on many factors, including:

•	the acceptance of 454’s technology in the market place;

•	technical performance of 454’s platform in relation to existing and new technologies;

•	sufficient support and execution by Roche under the exclusive distribution agreement; and

•	454’s ability to obtain from suppliers key components for the manufacture of the 454 instrument and reagents.

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

We believe that the future success of 454 will depend in large part on our ability to maintain a competitive position in instruments for the high throughput nucleic acid sequencing field. Before we recover development expenses for our products or technologies, such products or technologies may become obsolete as a result of technological developments by us or others. Our products could also be made obsolete by new technologies which are less expensive or more effective. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. The market for high throughput nucleic acid sequencing may not be sufficient to generate revenues significant enough for 454 to achieve profitability.

Patents may not provide sufficient protection for the 454 technology.

454’s products and services are based on the combination of several complex technologies. 454 has developed some of these technologies internally and has pursued patent protection in the U.S. and other countries for certain developments, improvements, and inventions it has developed that are incorporated into 454’s products or that fall within its fields of interest. Other of the technologies utilized by 454 are owned by third parties and are used by 454 under license. There are relatively few decided court cases interpreting the scope of patent claims in these technologies, and 454 believes that its products and services do not infringe the technology covered by valid and enforceable patents. This belief could be successfully challenged by third parties. 454’s patent applications may not protect its products, processes and technologies because of the following reasons:

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $90.3 million in 2004, $74.5 million in 2003 and $90.4 million in 2002, and as of June 30, 2005 had an accumulated deficit of $415.0 million.

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the second quarter of 2005, the closing sale price of our stock ranged from a high of $5.34 per share to a low of $2.75 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of July 31, 2005, we had total outstanding consolidated debt of $200.1 million; and for the year ended December 31, 2004, we had a deficiency of earnings available to cover fixed charges of $97.2 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011.

The following table shows, as of July 31, 2005, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2005	$4.9
2006	9.8
2007	7.1
2008	4.4
2009	4.4
Thereafter	6.6

Total	$37.2

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $100.5 million at June 30, 2005 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

In February 2000, in connection with the sale of our 6% convertible subordinated debentures due in 2007, we incurred $150.0 million of indebtedness. In February 2004, we repurchased $20.0 million of these debentures, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. In April and May 2005, we repurchased $14.0 million of these debentures, for total consideration of $12.4 million, plus accrued interest of $0.2 million to the date of repurchase. During July 2005, we repurchased $25.9 million of these debentures, for total consideration of $25.3 million, plus accrued interest of $0.8 million to the date of repurchase. As a result of the remaining indebtedness of $90.1 million, our interest payment obligations amount to $5.4 million per year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of June 30, 2005 consisted of $116.0 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, and an accrued long-term liability of $1.0 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004). As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. During July 2005, we repurchased $25.9 million of our 6% convertible subordinated debentures due February 2007. As of July 29, 2005, the market value of our $90.1 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $87.7 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $94.2 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, currently we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information required to be included in this quarterly report relating to us, including our consolidated subsidiary, was made known to them by others.

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 4, 2005, and the following matter was voted on at that meeting:

The election of John H. Forsgren and Robert E. Patricelli, J.D. as Class I Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for or withheld:

DIRECTOR	FOR	WITHHELD
John H. Forsgren	37,271,297	304,478

Robert E. Patricelli, J.D.	36,447,664	1,128,111

Our current Directors are Frank M. Armstrong, M.B., Ch.B., Michael J. Astrue, J.D., Vincent T. DeVita, Jr., M.D., David R. Ebsworth, Ph.D., John H. Forsgren, Robert E. Patricelli, J.D., Jonathan M. Rothberg, Ph.D. and Patrick J. Zenner.

Item 5. Other Information

On March 30, 2005, the CuraGen Corporation Board of Directors adopted a compensation policy for all ad hoc committees of the CuraGen Corporation Board of Directors, which provides the following compensation for members of any such committees: chairman $20,000 and members other than chairman $10,000.

Item 6. Exhibits

Exhibit 10.1	Addendum dated March 30, 2005, to CuraGen Corporation Board of Directors Compensation Policy (Filed as Exhibit 99.1 to the Company’s Current Report on 8-K filed January 20, 2005 for the event dated November 17, 2004)

Exhibit 10.2	454 Life Sciences License, Supply and Distribution Agreement with F. Hoffman La Roche Ltd, dated May 11, 2005 +

Exhibit 10.3	454 Life Sciences Research and Development Agreement with F. Hoffman La Roche Ltd, dated May 11, 2005 +

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CuraGen Corporation

Dated: August 5, 2005	By:	/s/ Patrick J. Zenner
Patrick J. Zenner
Interim Chief Executive Officer and
Chairman of the Board (principal executive officer of
the registrant)

Dated: August 5, 2005	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Addendum dated March 30, 2005, to CuraGen Corporation Board of Directors Compensation Policy (Filed as Exhibit 99.1 to the Company’s Current Report on 8-K filed January 20, 2005 for the event dated November 17, 2004)

Exhibit 10.2	454 Life Sciences License, Supply and Distribution Agreement with F. Hoffman La Roche Ltd, dated May 11, 2005 +

Exhibit 10.3	454 Life Sciences Research and Development Agreement with F. Hoffman La Roche Ltd, dated May 11, 2005 +

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.