Form 10-Q
period 2005-09-30
CURAGEN CORP
filed 2005-11-04
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23223

CURAGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1331400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 East Main Street, Branford, CT 06405

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 481-1104

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 31, 2005 was 55,628,247.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,357	$23,849
Short-term investments	16,827	83,921
Marketable securities	182,433	220,350

Cash and investments	232,617	328,120
Income taxes receivable	685	829
Inventory	4,394	—
Accounts receivable	2,088	234
Other current assets	13	64
Prepaid expenses	1,357	1,499

Total current assets	241,154	330,746
Property and equipment, net	26,011	24,132
Intangible and other assets, net	12,967	14,334

Total assets	$280,132	$369,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,101	$1,840
Accrued expenses	6,758	4,143
Accrued payroll and related items	1,988	2,075
Interest payable	1,212	4,900
Current portion of deferred revenue	6,991	4,244
Other current liabilities	2,100	1,520

Total current liabilities	22,150	18,722

Long-term liabilities:
Convertible subordinated debt	176,228	240,000
Accrued long-term liabilities	505	1,000
Deferred revenue, net of current portion	8,738	—

Total long-term liabilities	185,471	241,000

Commitments and contingencies
Minority interest in subsidiary	707	2,593

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 55,621,198 shares at September 30, 2005, and 50,646,538 shares at December 31, 2004	556	506
Additional paid-in capital	514,478	489,725
Accumulated other comprehensive loss	(2,237)	(1,114)
Accumulated deficit	(437,147)	(379,889)
Unamortized stock-based compensation	(3,846)	(2,331)

Total stockholders’ equity	71,804	106,897

Total liabilities and stockholders’ equity	$280,132	$369,212

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Grant revenue	$639	$395	$1,975	$753
Instrument and reagent sales	3,029	—	6,239	—
Collaboration revenue	2,120	2,003	5,294	4,534

Total revenue	5,788	2,398	13,508	5,287

Operating expenses:
Grant research	534	302	1,479	402
Cost of instrument and reagent sales	958	—	1,636	—
Research and development	20,419	17,341	53,456	57,073
Asset impairment	—	1,909	—	1,909
General and administrative	5,003	4,533	13,957	14,336
Restructuring and related charges	1,280	—	1,280	—

Total operating expenses	28,194	24,085	71,808	73,720

Loss from operations	(22,406)	(21,687)	(58,300)	(68,433)
Interest income	2,081	2,125	6,395	6,177
Interest expense	(2,775)	(3,360)	(9,370)	(9,582)
Gain (loss) on extinguishment of debt	358	—	1,766	(294)

Loss before income taxes and minority interest in subsidiary loss	(22,742)	(22,922)	(59,509)	(72,132)
Income tax benefit	140	111	285	295
Minority interest in subsidiary loss	423	1,333	1,966	4,128

Net loss	($22,179)	($21,478)	($57,258)	($67,709)

Basic and diluted net loss per share	$(0.42)	$(0.43)	$(1.12)	$(1.36)

Weighted average number of shares used in computing basic and diluted net loss per share	52,731	49,994	51,120	49,891

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	($57,258)	($67,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment expense	47	1,909
Depreciation and amortization	6,369	7,212
Non-monetary compensation	1,511	312
Stock-based 401(k) employer plan match	387	588
(Gain) loss on extinguishment of debt	(1,766)	294
Minority interest	(1,966)	(4,128)
Changes in assets and liabilities:
Income taxes receivable	144	(296)
Inventory	(3,837)	—
Accounts receivable	(1,854)	(371)
Other current assets	51	11
Prepaid expenses	142	387
Intangible and other assets, net	(135)	(102)
Accounts payable	2,012	(2,436)
Accrued expenses	2,858	778
Accrued payroll and related items	(87)	470
Interest payable	(3,688)	(1,900)
Current portion of deferred revenue	2,747	(841)
Other current liabilities	601	(529)
Accrued long-term liabilities	5	—
Deferred revenue, net of current portion	8,738	—

Net cash used in operating activities	(44,979)	(66,351)

Cash flows from investing activities:
Acquisitions of property and equipment	(8,330)	(4,000)
Acquisitions of non-perpetual licenses	(770)	(1,063)
Loans to employees, net of repayments	—	(38)
Convertible loan to collaborator	—	(5,000)
Net inflows (outflows) from purchases and maturities of short-term investments	67,216	(27,835)
Net inflows from purchases and maturities of marketable securities	36,462	4,841

Net cash provided by (used in) investing activities	94,578	(33,095)

Cash flows from financing activities:
Payments on capital lease obligations	—	(204)
Proceeds from exercise of stock options	601	401
Proceeds from issuance of convertible debt	—	110,000
Payment for extinguishment of debt	(61,540)	(20,000)
Proceeds from issuance of common stock	22,000	—
Payments of stock issuance costs	(1,152)	—
Payment of financing costs	—	(3,769)

Net cash (used in) provided by financing activities	(40,091)	86,428

Net increase (decrease) in cash and cash equivalents	9,508	(13,018)
Cash and cash equivalents, beginning of period	23,849	42,843

Cash and cash equivalents, end of period	$33,357	$29,825

Supplemental cash flow information:
Interest paid	$12,230	$10,679

Income tax benefit payments received	$524	—

Acquisition/construction of property, plant and equipment, unpaid at end of period	$74	$815

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of CuraGen Corporation’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly its consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (the “Company”) include CuraGen Corporation (“CuraGen”) and its majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The 2004 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2005. All dollar amounts are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CuraGen’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Significant Accounting Policy

Due to 454’s receipt of $11,500 of initial milestones from Roche Diagnostics (“Roche”) during 2005, of which $1,000 was received in the first quarter, $1,000 was received in the second quarter and $9,500 was received in the third quarter, 454 adopted the following significant accounting policy in the third quarter of 2005:

Milestone revenue—454 recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and, (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Milestone revenue related to the License, Supply and Distribution Agreement with F. Hoffmann-La Roche will be recognized on a straight line basis beginning on the date the milestone was earned through October 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	($22,179)	($21,478)	($57,258)	($67,709)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(638)	1,043	(1,123)	(1,738)
Reclassification adjustment for losses (gains) included in net loss	7	25	62	(11)

Net unrealized gains (losses) on securities	(631)	1,068	(1,061)	(1,749)

Total comprehensive loss	($22,810)	($20,410)	($58,319)	($69,458)

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary, and to date, has not experienced any impairments in its investments that were other than temporary. The Company’s investment objectives for cash equivalents, short term investments and marketable securities (the “investment portfolio”) are to preserve capital while maintaining liquidity and generating favorable yields within the limitations of the investment guidelines outlined in CuraGen’s and 454’s investment policies. These investment policies provide guidelines for sector diversification, maximum maturity and duration, concentration limits and credit quality. These policies also outline unacceptable investments.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires expanded disclosures of stock-based compensation arrangements with employees and non-employees, and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for equity instruments awarded to employees, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees through December 31, 2005. Effective January 1, 2006, the Company will apply the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) issued in December 2004. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25, and requires that such transactions be recognized as compensation cost in the income statement based on fair values on the measurement date, which is generally the date of the grant.

Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for purposes of SFAS 123 disclosure, and expects to continue to use this acceptable option valuation upon the required adoption of SFAS 123R. The Company will transition to fair value based accounting for stock-based compensation using a modified version of the prospective application (“modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or for the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required under SFAS 123. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the three and nine month periods ended September 30, 2005 and 2004. The pro forma disclosure may not be indicative of pro forma results in future periods, because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. The three and nine month periods ended September 30, 2004 pro forma expense and net loss disclosures below have been adjusted to reflect differences discovered during the preparation of the 2004 pro forma disclosures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	($22,179)	($21,478)	($57,258)	($67,709)
Stock-based employee compensation expense included in net loss	455	58	1,188	252
Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,167)	(750)	(3,234)	(2,346)

Pro forma net loss	($22,891)	($22,170)	($59,304)	($69,803)

Basic and diluted net loss per share:
As reported	($0.42)	($0.43)	($1.12)	($1.36)
Pro forma	($0.43)	($0.44)	($1.16)	($1.40)

The fair values of options granted during the three month periods ended September 30, 2005 and 2004 were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility - CuraGen	81%	82%
Expected stock price volatility - 454.10%		.10%
Risk-free interest rate - CuraGen	3.93%	3.65%
Risk-free interest rate - 454	4.06%	3.65%
Expected option term in years - CuraGen	4.4	6.1
Expected option term in years - 454	7.8	8.0

5.	Restructuring and Related Charges

In June 2003, the Company announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,373 was paid prior to September 30, 2005. The remaining cash requirements of $308 will be paid through 2008.

In September 2005, the Company underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the September 2005 restructuring plan, a charge of $1,280 was recorded in the third quarter of 2005, including $1,111 related to employee separation costs, $130 of operating lease obligations and $39 of asset impairment costs. The cash requirements under the September 2005 restructuring plan were $1,057, of which $2 was paid prior to September 30, 2005. The remaining cash requirements of $1,055 will be paid through the second quarter of 2006.

6.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, has commercialized novel instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”) and performing ultra-deep sequencing of, or accurate detection of mutations in target genes of interest. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	September 30, 2005	December 31, 2004
Cash and investments:
CuraGen	$223,510	$320,296
454	9,107	7,824

Total	$232,617	$328,120

Total assets:
CuraGen	$264,994	$364,385
454	22,892	16,231
Intercompany eliminations	(7,754)	(11,404)

Total	$280,132	$369,212

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
CuraGen	$944	$1,719	$3,395	$4,155
454	4,877	707	10,443	1,333
Intercompany eliminations	(33)	(28)	(330)	(201)

Total	$5,788	$2,398	$13,508	$5,287

Operating expenses:
CuraGen	$22,061	$19,460	$55,854	$60,336
454	6,166	4,653	16,284	13,585
Intercompany eliminations	(33)	(28)	(330)	(201)

Total	$28,194	$24,085	$71,808	$73,720

Net loss:
CuraGen	$21,367	$18,922	$53,489	$59,792
454	1,235	3,889	5,735	12,046
Minority interest in subsidiary loss	(423)	(1,333)	(1,966)	(4,129)

Total	$22,179	$21,478	$57,258	$67,709

Capital expenditures:
CuraGen	$101	$2,497	$7,411	$3,223
454	688	219	1,101	792
Intercompany eliminations	(180)	—	(182)	(15)

Total	$609	$2,716	$8,330	$4,000

Depreciation and amortization:
CuraGen	$1,879	$1,725	$4,588	$5,415
454	588	601	1,781	1,797

Total	$2,467	$2,326	$6,369	$7,212

7.	Inventory

454’s inventory is recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items, and on a specific identification basis for lot controlled items. A summary of inventory is as follows:

September 30, 2005
Finished goods	$1,409
Work in process	540
Raw materials	2,445

Total	$4,394

8.	Extinguishment of Debt

During the third quarter of 2005, the Company repurchased a total of $49,822 of its 6% convertible subordinated debentures due February 2007, for total consideration of $49,118, plus accrued interest of $936 to the date of repurchase. As a result of the transaction, in the third quarter of 2005, the Company recorded a gain of $358 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

9.	Issuance of Common Stock

In August 2005, the Company issued 4,000,000 shares of its common stock at a public offering price of $5.50 per share. Net proceeds, after underwriting discounts and stock issuance costs, were $20,848. The net proceeds were used during August and September 2005 in the repurchases of the Company’s outstanding convertible debt.

See Note 8 which describes the Company’s repurchase of $49,822 of its 6% convertible subordinated debentures due February 2007, during the third quarter of 2005.

10.	454 and Roche Commercialization Milestone

On October 7, 2005, 454 and Roche Applied Science announced the commercial launch, including world-wide sales and distribution, of the Genome Sequencer 20 System and reagents from 454 by Roche Applied Science. Roche Applied Science, a business area of Roche Diagnostics, is now selling 454’s products through its sales and marketing teams, distributing 454’s products through its established supply chain, and providing technical support to purchasers of the Genome Sequencer 20 System and the associated reagents. Achievement of this commercialization milestone triggered a $7,500 payment to 454 from Roche, which was received in October 2005.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 should be read in conjunction with the sections of our audited condensed consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

Using our knowledge of the human genome, we have taken a systematic approach to identifying and validating the most promising therapeutic targets of the human genome that are both applicable and amenable to drug development. We have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects, Bayer AG (“Bayer”) to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects. We utilize partners or contract manufacturing organizations for manufacturing of our clinical development products under current good manufacturing practices (“cGMP”).

As our pipeline has matured over the past few years, we have decreased our early-stage drug target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody and small molecule therapeutics through clinical development.

Pipeline

Velafermin (CG53135)

Velafermin (CG53135), also referred to as recombinant human fibroblast growth factor – 20, is a protein therapeutic we discovered that is being investigated as a potential protein therapeutic for the prevention and treatment of oral mucositis (“OM”) in cancer patients who are receiving chemotherapy, with or without radiotherapy for the treatment of their underlying disease. Velafermin (CG53135) is a growth factor that is believed to play a role in maintaining the integrity of the gastrointestinal tract by causing regeneration of epithelial and mesenchymal cells, enabling repopulation of the layers of the gastrointestinal tract damaged by chemotherapy and radiotherapy.

In September 2005, we announced the completion of patient enrollment in our Phase II randomized, placebo-controlled multi-center study to determine the safety and efficacy of a single-dose of velafermin (CG53135) for the prevention of OM. To date, more than 200 patients have been randomized and treated with a single administration of either placebo or one of three dosages of velafermin (CG53135) immediately after bone marrow transplantation. We expect to complete the study by the end of 2005 and anticipate presenting results during the first quarter of 2006. In addition, in January 2005, we initiated a Phase I clinical trial on velafermin (CG53135) to explore its role for the treatment of OM, as opposed to the prevention strategy discussed above. This Phase I trial will evaluate the safety and tolerability of intravenously administered velafermin (CG53135) on cancer patients who develop OM as a consequence of the chemotherapy they receive for the treatment of their underlying disease. We anticipate completing this Phase I study by the end of 2005.

PXD101

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 is one of the most advanced HDAC inhibitors in development and is being investigated as a potential treatment for both solid and hematologic cancers either alone, or in combination with other cancer drugs.

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

Based upon preclinical and clinical findings with PXD101, we have initiated two Phase Ib clinical trials to evaluate regimens consisting of PXD101 in combination with other chemotherapeutic agents. In September 2005, we announced the initiation of patient dosing in a Phase Ib trial evaluating the safety and potential activity of PXD101 in combination with paclitaxel and/or carboplatin for patients with advanced solid tumors, including ovarian cancer. In September 2005, we also announced the initiation of patient dosing in a Phase Ib trial evaluating the safety and potential activity of PXD101 in combination with 5-fluorouracil for patients with advanced solid tumors, including colorectal cancer. Preliminary results from both of these trials are expected to be available in the fourth quarter of 2006.

CR002

CR002, which stemmed from our collaboration with Abgenix, is a novel fully-human monoclonal antibody with the potential to treat forms of kidney inflammation, such as IgA nephropathy, that, if left untreated, could progress to kidney failure. CR002 neutralizes platelet derived growth factor-D, an autocrine growth factor, which is believed to be involved in the pathogenesis of mesangioproliferative diseases, or conditions where the growth of mesangial cells are involved in disease progression, including IgA nephropathy, diabetic nephropathy and, potentially, lupus nephritis.

In July 2005, we announced the completion of our Phase I trial on CR002 to determine the safety and maximum tolerated dose in healthy male volunteers. Results from this trial will be presented at the American Society of Nephrology’s Renal Week Annual Meeting on November 12, 2005 in Philadelphia, PA. We also announced in July 2005, that as we continue to focus our pipeline on the treatment of cancer and on cancer supportive care, we will seek to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product.

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

Other

In addition to velafermin (CG53135), PXD101, CR002, CR011, and CT052, we have several potential protein, antibody and small molecule therapeutics currently being evaluated in, or being prepared for, animal studies. These programs may lead to the filing of investigational new drug applications (“INDs”) in the future.

454 Life Sciences

To enable us to focus on our pipeline, in 2000 we announced the formation of a separate technology development subsidiary, 454 Life Sciences Corporation (“454”). 454 is a majority-owned subsidiary which has commercialized novel instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. 454 believes its affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

In 2005, 454 began commercializing its instrument systems and reagents to customers that desire high-throughput sequencing without the need for, and complexity of, large-scale robotics. In May 2005, 454 entered into an exclusive five-year world-wide agreement with F. Hoffmann-LaRoche for the promotion, sale, and distribution of 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents, by Roche Diagnostics (“Roche”). The Genome Sequencer 20 System uses technology to produce more than 20 million raw bases per 5.5-hour run on a single instrument. The software included with the Genome Sequencer 20 System enables mapping or de novo assembly for whole genome shotgun sequencing of genomes up to 50 megabases. Many biologically meaningful and complex regions of genomes can be analyzed with this system without the time or cost constraints of current DNA-sequencing methods. The Genome Sequencer 20 System provides an enabling solution for ultra-high-throughput DNA sequencing.

As of September 2005, 454 had sold and installed nine Genome Sequencer 20 Systems at genome sequencing centers and research institutions. In October 2005, Roche began promoting, selling and distributing 454’s products, including the Genome Sequencer 20 System and reagents. 454 manufactures and supplies instrument systems and reagents to Roche, and earns both a margin on such sales to Roche and a royalty on sales to third parties completed by Roche. Under the terms of the agreement, Roche may sell 454’s products to all markets, with the exception of regulated diagnostics. Roche has the rights to negotiate distribution of 454’s products for use in the regulated diagnostic market and for renewal of the distribution agreement contingent upon meeting minimum performance criteria. As of September 30, 2005, 454 had received $11.5 million in milestone payments from Roche following the achievement of all pre-commercialization milestones under the agreement. As a result of Roche’s commercial launch of 454’s products, 454 received a $7.5 million milestone payment from Roche in October 2005.

454 also offers contract sequencing services to clients world-wide from its Measurement Services Center, located in Branford, Connecticut. 454 will continue to incur substantial research and development expenses as it plans to scale-up its technology to analyze larger model organisms, including human DNA, and to develop other sequencing applications for its technology.

Summary

We expect to generate value for our shareholders by developing therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline and establishing partnerships with pharmaceutical and biotechnology companies for the co-development and co-commercialization of other therapeutics from our development pipeline. Our failure to successfully complete clinical trials, obtain regulatory approval, and develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: 454 grant, service and product revenue, royalties and milestones; our collaboration revenues; and interest income.

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

During the period ended September 30, 2005, we determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. Our financial statements for the nine months ended September 30, 2004 have been revised to reflect a decrease in cash flows used in operating activities with a corresponding increase in cash flows used in investing activities of $0.8 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

All dollar amounts in the tables set forth below are shown in millions, unless otherwise noted.

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

Results of Operations

The following tables set forth a comparison of the components of our net loss for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	$ Change	% Change
Grant revenue	$0.6	$0.4	$0.2	50%
Instrument and reagent sales	3.0	—	3.0	100%
Collaboration revenue	2.1	2.0	0.1	5%
Grant research expenses	0.5	0.3	0.2	67%
Cost of instrument and reagent sales	0.9	—	0.9	100%
Research and development expenses	20.4	17.3	3.1	18%
Asset impairment expense	—	1.9	(1.9)	100%
General and administrative expenses	5.0	4.5	0.5	11%
Restructuring and related charges	1.3	—	1.3	100%
Interest income	2.1	2.1	—	—
Interest expense	2.8	3.4	(0.6)	(18)%
Gain on extinguishment of debt	0.4	—	0.4	100%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.4	1.3	(0.9)	(69)%

Net loss	$22.2	$21.5

	Nine months ended September 30,
	2005	2004	$ Change	% Change
Grant revenue	$2.0	$0.8	$1.2	150%
Instrument and reagent sales	6.2	—	6.2	100%
Collaboration revenue	5.3	4.5	0.8	18%
Grant research expenses	1.5	0.4	1.1	275%
Cost of instrument and reagent sales	1.6	—	1.6	100%
Research and development expenses	53.5	57.1	(3.6)	(6)%
Asset impairment expense	—	1.9	(1.9)	100%
General and administrative expenses	14.0	14.3	(0.3)	(2)%
Restructuring and related charges	1.3	—	1.3	100%
Interest income	6.4	6.2	0.2	3%
Interest expense	9.4	9.6	(0.2)	(2)%
Gain (loss) on extinguishment of debt	1.8	(0.3)	2.1	(700)%
Income tax benefit	0.3	0.3	—	—
Minority interest in subsidiary loss	2.0	4.1	(2.1)	(51)%

Net loss	$57.3	$67.7

The following tables set forth a comparison of revenue by segment, for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	$ Change	% Change
Grant revenue:
454	$0.6	$0.4	$0.2	50%

Total	$0.6	$0.4

Instrument and reagent sales
454	$3.0	$—	$3.0	100%

Total	$3.0	$—

Collaboration revenue:
CuraGen	$0.9	$1.7	$(0.8)	(47)%
454	1.2	0.3	0.9	300%

Total	$2.1	$2.0

	Nine months ended September 30,
	2005	2004	$ Change	% Change
Grant revenue:
454	$2.0	$0.8	$1.2	150%

Total	$2.0	$0.8

Instrument and reagent sales
454	$6.2	$—	$6.2	100%

Total	$6.2	$—

Collaboration revenue:
CuraGen	$3.3	$4.1	($0.8)	(20)%
454	2.0	0.4	1.6	400%

Total	$5.3	$4.5

Grant revenue. The increase in grant revenue for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, was a result of two federal grants awarded to 454 in May and September 2004 from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). These grants will partially fund the continued scale up of 454’s technology toward sequencing larger genomes. We expect the full year 2005 grant revenue to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire year.

Instrument and reagent sales. During the three and nine month periods ended September 30, 2005, 454 commercialized its novel instruments and reagents and recognized $3.0 million, and $6.2 million, respectively, in revenue related to sales to its customers. 454 sold four instrument systems during the third quarter, bringing the installed base to nine customers. In October 2005, 454 and Roche announced the commercial launch, including world-wide sales and distribution, of the Genome Sequencing 20 System and reagents. 454 will receive a margin on products manufactured for Roche and royalties on net sales of licensed products. Due to the commercial launch with Roche and additional instruments expected to be sold directly by 454, sales during the remainder of 2005 are expected to continue to increase.

Instruments sold directly by 454 are recognized upon the completion of installation of the equipment and training of customer personnel. However, certain customers have required that 454’s instruments be tested prior to their acceptance of the instruments. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales are recognized upon shipment of the products under FOB shipping or FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders. Sales of instruments and reagents to Roche Applied Science will be recognized upon shipment of products under FOB shipping point.

Collaboration revenue. Our collaboration revenue for the three and nine month periods ended September 30, 2005 decreased slightly as compared to the same periods in 2004, due to timing differences in the work performed, however we expect that the full year 2005 collaboration revenue will increase as compared to 2004, reflecting ongoing progress on the Bayer alliance.

The increase in 454’s collaboration revenue for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, was related to additional sales of genomic analysis services and revenue recognized for the amortization of the initial $11.5 million of milestone payments from Roche. We expect 454’s 2005 collaboration revenue to continue to increase during the remainder of 2005 as its technology is commercially accepted in the marketplace and as additional revenue is recognized for the amortization of the $7.5 million commercial launch milestone payment from Roche.

Grant research expenses. The increase in grant research expenses for the three and nine month periods ended September 30, 2005 as compared to the same respective periods in 2004, was a result of two federal grants awarded to

454 in May and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect 2005 grant expenses to increase in comparison to 2004, as the research outlined in these two grants will be conducted for the entire year.

Cost of instrument and reagent sales. Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Included in cost of instrument and reagent sales is (1) raw material, which was previously capitalized as a fixed asset, valued at the net book value on February 1, 2005 and (2) raw material purchased, and direct labor and manufacturing overhead costs incurred, after February 1, 2005. 454’s cost of instrument and reagent sales are recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items and on a specific identification basis for lot controlled items. Based on our execution of the License, Supply and Distribution Agreement with Roche, we anticipate that 454’s margins on future sales of instruments and reagents will decrease.

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$17.4	$14.1	$3.3	23%
454	3.0	3.2	(0.2)	(6)%

Total	$20.4	$17.3

	Nine months ended September 30,
	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$45.2	$47.3	($2.1)	(4)%
454	8.3	9.8	(1.5)	(15)%

Total	$53.5	$57.1

Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; perpetual license fees and milestone payments; supplies and reagents; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated on four major project areas: clinical candidates; our majority-owned subsidiary, 454; preclinical drug candidates; and collaborations. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the three and nine month periods ended September 30, 2005 and 2004 by the major categories mentioned above:

	Three months ended September 30,
	2005	2004	$ Change	% Change
Contractual and manufacturing costs	$6.0	$4.3	$1.7	40%
Salary and benefits	4.4	6.0	(1.6)	(27)%
Perpetual license fees and milestone payments	5.4	—	5.4	100%
Supplies and reagents	1.1	3.2	(2.1)	(66)%
Depreciation and amortization	1.1	1.3	(0.2)	(15)%
Allocated facility costs	2.4	2.5	(0.1)	(4)%

Total research and development expenses	$20.4	$17.3

	Nine months ended September 30,
	2005	2004	$ Change	% Change
Contractual and manufacturing costs	$14.9	$11.7	$3.2	27%
Salary and benefits	13.3	17.9	(4.6)	(26)%
Perpetual license fees and milestone payments	10.5	7.2	3.3	46%
Supplies and reagents	5.4	9.5	(4.1)	(43)%
Depreciation and amortization	3.2	4.1	(0.9)	(22)%
Allocated facility costs	6.2	6.7	(0.5)	(7)%

Total research and development expenses	$53.5	$57.1

The increase in our research and development expenses for the three month period ended September 30, 2005, as compared to the same period in 2004 was primarily due to the milestone payment of approximately $4.8 million related to the TopoTarget collaboration. The decrease in our research and development expenses for the nine month period ended September 30, 2005, as compared to the same period in 2004 was primarily due to reductions in salary and benefits, and supplies and reagents, in connection with the October 2004 restructuring plan; offset by increased contractual service costs related to clinical trials and manufacturing and the Bayer collaboration; as well as an increase in milestone payments made to TopoTarget. We anticipate our research and development expenses for the full year 2005 to be consistent with research and development expenses for the full year 2004.

The decreases in research and development expenses for 454 for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, were primarily due to certain lab supplies and reagents and contractual services recorded as grant research expenses in 2005 that were classified as research and development expenses in 2004. Additionally, various 454 personnel that were in research and development in 2004 have been moved into instrument and reagent production in 2005, and, as such, salary and benefits, lab supplies and reagents, and allocated facility costs which were expensed as research and development in 2004 are capitalized into inventory and expensed as costs of goods sold in 2005 when the corresponding products are sold. We expect 454’s research and development expenses to decrease as compared to 2004 primarily due to certain lab supplies and reagents and contractual services recorded as grant research expenses in 2005 that were classified as research and development expenses in 2004. Additionally, as noted above, various personnel that were in research and development in 2004 have been moved into instrument and reagent production in 2005.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of September 30, 2005, which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate:

		Cumulative Costs
Therapeutic Area and Clinical Candidate	Class	As of September 30, 2005	Indication	Trial Status
Cancer Supportive Care
Velafermin (CG53135)	Protein	$23.1	Oral Mucositis	Phase II

Oncology
PXD101	Small Molecule	$16.7	Various Cancers	Phase II

Kidney Inflammation
CR002	Antibody	$1.4	IgA Nephropathy	Phase I

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

Completion of research and development, preclinical testing and clinical trials may take many years. Estimates of completion periods for any of our major research and development projects are highly speculative and variable, and dependent on the nature of the disease indication, how common the disease is among the general populace, and the results of the research. For example, preclinical testing and clinical trials can often go on for an indeterminate period of time since the results of tests are continually monitored, with each test considered “complete” only when sufficient data has been accumulated to assess whether the next phases are warranted or whether the effort should be abandoned. Typically, Phase I clinical trials are expected to last between 12 and 24 months, Phase II clinical trials are expected to last between 24 and 36 months and Phase III clinical trials are expected to last between 24 and 60 months. The most significant time and costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors titled “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing clinical stage product candidates, velafermin (CG53135), PXD101, CR002, and future product development candidates, will have a significant impact on our capital requirements.

General and administrative expenses. The following table sets forth a comparison of general and administrative expenses by segment, for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004	$ Change	% Change
General and administrative expenses:
CuraGen	$3.3	$3.4	(0.1)	(3)%
454	1.7	1.1	0.6	55%

Total	$5.0	$4.5

	Nine months ended September 30,
	2005	2004	$ Change	% Change
General and administrative expenses:
CuraGen	$9.4	$11.0	($1.6)	(15)%
454	4.6	3.3	1.3	39%

Total	$14.0	$14.3

The decreases in our general and administrative expenses for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, are a result of careful control of expenses as well as the 2004 corporate restructuring and lower patent prosecution costs. Accordingly, our general and administrative expenses are expected to decrease slightly for the full year 2005 as compared to 2004.

The increases in 454’s general and administrative expenses for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, are attributable to growth in the number of employees as a result of the commercialization of 454’s high-throughput Genome Sequencing Systems. Accordingly, 454’s general and administrative expenses are expected to increase during the full year 2005 as compared to 2004.

Restructuring and related charges. In September 2005, we underwent a corporate restructuring to focus on advancing our therapeutic pipeline through clinical development. In connection with the September 2005 restructuring plan, a charge of $1.3 million was recorded in the third quarter of 2005, including $1.1 million related to employee separation costs and $0.1 million of operating lease obligations. The cash requirements under the September 2005 restructuring plan were $1.1 million, of which substantially all will be paid through the second quarter of 2006.

Interest income. Interest income for the three month period ended September 30, 2005 decreased slightly compared to the same period in 2004 primarily due to lower cash and investment balances offset by higher yields in our investment portfolio. Interest income for the nine month period ended September 30, 2005 increased slightly compared to the same period in 2004 primarily due to higher yields in our investment portfolio offset by lower cash and investment balances. We earned an average yield of 3.0% in the third quarter of 2005 as compared to 2.2% in the third quarter of 2004, and an average yield of 2.8% in the first nine months of 2005 as compared to 2.1% during the same period in 2004. During the remainder of 2005, we expect the yields in our investment portfolio to continue to increase and to be slightly higher than 2004. However, due to the utilization of cash and investment balances in the normal course of operations, and the second and third quarter repurchases of $14.0 million, and $49.8 million, respectively, of our 6%

convertible subordinated debentures due 2007, we anticipate interest income will decrease slightly in 2005 as compared to 2004.

Interest expense. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to decrease during 2005 as compared to 2004. The anticipated decrease is related to the second and third quarter 2005 repurchases of $14.0 million and $49.8 million, respectively, of our 6% convertible subordinated debentures due 2007.

Gain on extinguishment of debt. During the three and nine month periods ended September 30, 2005, we repurchased $49.8 million and $63.8 million, respectively, of our 6% convertible subordinated debentures due February 2007, for total consideration of $49.1 million and $61.5 million, respectively, plus accrued interest to the date of repurchase of $0.9 million and $1.2 million, respectively. As a result of these transactions, during the three and nine month periods ended September 30, 2005, we recorded a gain of $0.4 million and $1.8 million, respectively, in “Gain on extinguishment of debt”, which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit. We recorded an income tax benefit during the three and nine month periods ended September 30, 2005 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the year ended December 31, 2004, the income tax benefit included the resulting expiration of the State of Connecticut statute, as it relates to the Year 2000 income tax benefit. We expect the 2005 income tax benefit to be consistent with 2004 (before adjustments to reflect statute expiration), as 2005 qualified expenses are expected to remain relatively constant as compared to 2004.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and nine month periods ended September 30, 2005 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased as compared to the same periods in 2004 due to 454 revenue recognized during the periods, from the sales of instruments and reagents as well as sales of genomic analysis services. During the remainder of 2005, losses attributed to the minority ownership in 454 are expected to decrease, as 454 increases sales of instruments and reagents as well as genomic analysis services. In the event that during 2006 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to us.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through private placements of equity securities, convertible subordinated debt offerings, public equity offerings, revenues received under our collaborative research agreements and government grants, and exercises of stock options. As of September 30, 2005, we had recognized $119.0 million of cumulative sponsored research revenues from collaborative research agreements and government grants. At September 30, 2005, our gross investment in lab and office equipment, computers, land and leasehold improvements was $52.3 million. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

In August 2005, we issued 4,000,000 shares of our common stock at a public offering price of $5.50 per share. Net proceeds, after underwriting discounts and stock issuance costs, were $20.8 million. The net proceeds were used during August and September 2005 in the repurchases of our outstanding convertible debt as described below.

During 2005, we repurchased $63.8 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $61.5 million, plus accrued interest to the date of repurchase of $1.2 million. As a result of these transactions, we recorded a gain of $1.8 million in “Gain on extinguishment of debt”, which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

In May 2005, 454 entered into an exclusive five-year world-wide agreement with Roche for the promotion, sale, and distribution of 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents with Roche. Under the terms of the agreement, 454 will receive up to $62.0 million in license fees, milestones related to instrument releases, minimum royalties and research funding, in addition to a margin on products manufactured for Roche, and royalties on Roche’s net sales of licensed products. As of September 30, 2005, 454 had received $11.5 million in milestone payments from Roche following the achievement of all initial milestones under the agreement.

On October 7, 2005, 454 and Roche announced the commercial launch, including world-wide sales and distribution, of the Genome Sequencer 20 System and reagents from 454 by Roche. 454’s technology will enable researchers to sequence up to 100 times faster than current commercial platforms at a fraction of the price. Roche, a business area of Roche Diagnostics, is now selling 454’s products through its extensive sales and marketing teams, distributing 454’s products through its established supply chain, and providing technical support to purchasers of the Genome Sequencer 20 System and the associated reagents. Achievement of this commercialization milestone triggered a $7.5 million payment to 454 from Roche, which was received in October 2005.

Under the financial terms of the agreement entered into with TopoTarget in June 2004, we made a $5.0 million equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable. On June 10, 2005, TopoTarget completed an IPO of 11,500,000 shares of common stock at a per share price of DKK 22,50 ($3.70 USD). Simultaneously, on June 10, 2005, the Convertible Loan Receivable in the amount of $5.3 million (including accrued interest) was automatically converted into 1,429,687 shares of TopoTarget common stock, providing us with an approximate 3.58% ownership in TopoTarget. In addition, we agreed to a six-month lock-up agreement with respect to our shares of TopoTarget common stock. In August 2005, under the terms of the license and collaboration agreement entered into with TopoTarget, we paid TopoTarget a milestone payment of $4.8 million for extension of the PXD101 Phase II program into the United States.

454 received two federal grants during 2004, for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the nine months ended September 30, 2005, using the direct cash flow method:

Cash received from collaborators	$16.0
Cash received from customers	5.2
Cash received from grantor	1.9
Cash paid to suppliers and employees	(63.1)
Restructuring and related charges paid	0.5
Interest income received	6.2
Interest expense paid	(12.2)
Income tax benefit received	0.5

Net cash and investments used in operating activities	(45.0)

Cash paid to acquire property and equipment, net of sales proceeds	(8.3)
Cash paid to acquire non-perpetual licenses	(0.8)

Net cash and investments used in investing activities	(9.1)

Cash received from employee stock option exercises	0.6
Cash received from the issuance of common stock, net of stock issuance costs	20.8
Cash paid for extinguishment of debt	(61.5)

Net cash and investments used in financing activities	(40.1)

Unrealized loss on marketable securities	(1.3)

Net decrease in cash and investments	(95.5)
Cash and investments, beginning of period	328.1

Cash and investments, end of period	$232.6

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

Future Liquidity. During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; instrument and reagent sales; collaboration revenue; milestone payments; interest income; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings. We also plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as commercializing 454’s genomic analysis technology. In that regard, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; supplies and reagents; potential milestone payments; and

costs related to 454, as it continues to commercialize and develop new technologies for whole genome analysis; external programs identified by our platform as being promising and synergistic with our products and expertise; and cost-sharing of contractual service costs with Bayer related to CT052 preclinical development, in which both parties will jointly fund the relevant preclinical research, development and commercialization activities. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and in 2011 to be a continued significant use of liquidity.

Depending on market and other conditions, from time to time, we may continue to repurchase or refinance portions of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. Such repurchases may be material and also may affect interest income and interest expense as well as gain on extinguishment of debt. In addition, we also may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the remaining balance of our $66.2 million of 6% convertible subordinated debentures due February 2, 2007 and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with our future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of September 30, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$176.2	$—	$—	$66.2	$—	$—	$110.0
Interest on convertible subordinated debt	30.2	—	8.4	6.4	4.4	4.4	6.6
Operating leases	8.4	0.7	2.7	2.6	1.2	0.5	0.7
Purchase commitments (1)	16.2	6.5	6.3	1.5	0.4	0.3	1.2
Other long-term liabilities	0.5	—	—	0.5	—	—	—

Total	$231.5	$7.2	$17.4	$77.2	$6.0	$5.2	$118.5

(1)

Includes commitments for capital expenditures, manufacturing costs related to 454’s instrument systems, manufacturing costs associated with advancing our preclinical pipeline, and costs associated with clinical trial development and other supporting arrangements, which are subject to certain limitations and in certain circumstances cancellation clauses. The clinical trial commitments and supporting arrangements are for our protein therapeutic velafermin (CG53135), our novel HDAC inhibitor PXD101, and our fully-human monoclonal antibody CR002. Excludes amounts included on our balance sheet as liabilities and certain purchase obligations and potential future milestone payments as discussed below.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services, repurchases of debentures, or changes to agreed-upon amounts for some obligations.

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

Certain Factors That May Affect Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements are subject to certain risks and uncertainties. Examples of such statements include, but are not limited to, “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions.

Forward-looking statements may include statements about our:

•	anticipated progress of clinical development programs;

•	anticipated progress in technology development and commercialization strategy;

•	results and projected timetables of our clinical trials;

•	potential future licensing fees, milestone payments, grants and royalty payments;

•	ability to market, commercialize and achieve market acceptance for our product candidates or products that we develop;

•	expected future financial results, including estimated revenue, operations and expenditures;

•	estimates regarding the future sufficiency of our cash resources;

•	expectation that we may repurchase or refinance a portion of the existing 6% convertible subordinated debentures due 2007; and

•	plans to continue to explore alternative sources for financing our business activities.

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

Risk Factors

Risks Related to Our Business

Because we are in the early stages of drug development, we do not know whether we will be able to commercialize any of our products or to what extent we will generate revenue or become profitable.

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

Because clinical trials for our products are expensive and protracted and their outcome is uncertain, we must invest substantial amounts of time and money that may not yield viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that such product is both effective and safe for use in humans. We will incur substantial expense for, and devote a significant amount of time to, these studies.

Completion of clinical trials takes many years. The exact length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The Company and the FDA monitor the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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

Currently, we are developing several potential pharmaceutical products. These products will require significant research and development and preclinical testing, and will require extensive clinical testing prior to our submitting any regulatory application for their commercial use. Although we are conducting human studies with respect to three products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products. These activities, if undertaken without the collaboration of others, will require the expenditure of significant funds. Such potential pharmaceutical products will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. Even if we complete such studies, our ability to develop and commercialize products will depend on our ability to:

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

As a result of these possibilities, we may not be able to develop through our research and development activities any commercially viable products. We cannot be certain that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA or other regulatory authorities. If we are not successful in identifying products that we can develop commercially, we may be unable to recover the large investment we have made in research, development and manufacturing. In addition, should we choose to develop pharmaceutical products internally, we will have to make significant investments in pharmaceutical product development, marketing, sales and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the FDA cGMPs. Any potential products developed by our licensees will be subject to the same risks.

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

We depend on a limited number of suppliers to manufacture and supply critical components of, and services for, our development and clinical programs.

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

We depend on collaborators and third-party research organizations to design, conduct, and support our laboratory testing and human studies. These third parties include clinical trial sites, contract research organizations, and collaborators performing laboratory testing and human studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. As we rely on collaborators and third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities or human studies on schedule or when we request.

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

Biopharmaceuticals must be produced under the cGMPs of the FDA or comparable regulations if used outside the U.S. We do not have facilities capable of manufacturing drug products under cGMPs and must outsource any such production. We are devoting resources to establishing our own manufacturing capabilities to support development and preclinical activities and are contracting with third-party vendors for the manufacture of materials for use in humans. We may be unable to contract successfully for cGMPs manufacture of any products and may be unable to obtain required quantities of our products economically. We may not be able to obtain capacity to produce a sufficient amount of a commercial product to meet our clinical development and commercial needs. Failure to meet the demand for a product may adversely affect our ability to continue to market the product.

Compliance with government regulation is critical to our business and failure to satisfy regulatory requirements could impair our business.

Prior to the marketing of any new drug developed by us, or by our collaborators, that new drug must undergo an extensive regulatory review process in the United States and other countries. This regulatory process, which includes preclinical and clinical studies, as well as post-marketing surveillance to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if the FDA or other regulatory agencies allow clinical testing of our products, we will still need to obtain institutional review board approval for each site participating in a clinical study, which may involve additional delays. The rate of completion of clinical trials depends upon, among other factors, the enrollment of patients. Patient enrollment is a function of many factors, including:

•	availability of approved therapies or interventions;

•	timing and restriction of institutional review board approval;

•	the size of the patient population;

•	proximity of patients to clinical sites;

•	eligibility criteria for the study;

•	time commitment of a patient to the study; and

•	existence of competitive clinical trials.

We have not had any of our product candidates receive approval for commercialization in the United States or elsewhere. Neither we nor our collaborators may be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure by us or our collaborators to obtain required governmental approvals will delay or preclude our collaborators or us from marketing drugs developed with us or limit the commercial use of such products and could have a material adverse effect on our business, financial condition and results of operations. Even where a product is exempted from FDA clearance or approval, the FDA or other regulatory agencies may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

In addition, the FDA or other regulatory agencies may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive regulation of pharmaceutical products continues after approval, particularly with respect to compliance with cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the United States.

We rely significantly on our collaborative partners, and our business could be harmed if we are unable to maintain strategic alliances.

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. We currently have significant strategic alliances with Abgenix, Bayer, TopoTarget, and Seattle Genetics, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach or terminate their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated, which may materially and adversely affect our business, financial condition and results of operations.

We depend on attracting and retaining key employees.

We are highly dependent on the principal members of our management and scientific staff, including David M. Wurzer, Executive Vice President and Chief Financial Officer; Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer; and Christopher K. McLeod, Executive Vice President of CuraGen and Chief Executive Officer and President at 454. Our future success will depend in part on the continued services of our key scientific and management personnel. We are currently conducting a search for a permanent Chief Executive Officer. In May 2005, Patrick J. Zenner, a CuraGen board member and former President and Chief Executive Officer of Hoffmann-La Roche, Inc. was appointed by the CuraGen Board of Directors as Chairman and Chief Executive Officer of CuraGen on an interim basis, until completion of the ongoing search. Our future success will also depend in part on our ability to attract, hire and retain additional personnel. The loss of services of any of these personnel could materially adversely affect our business, financial condition and results of operations. We have entered into employment agreements with all of the principal members of our management team. There is intense competition for such qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition and results of operations.

We depend on academic collaborators, consultants and scientific advisors.

We have relationships with collaborators and consultants at academic and other institutions that conduct research or provide consulting services at our request. These collaborators and consultants are not our employees. Substantially all of our collaborators and consultants are employed by employers other than us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. As a result, we have limited control over their activities and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes and biological pathways involved in human disease, explore and validate biological activity of therapeutic candidates and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. We may not be able to negotiate additional acceptable collaborations with collaborators or consultants at academic and other institutions.

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

The competitors listed above were selected based upon identifying those companies that we feel have business models, are developing drugs or have drugs approved for therapeutic indications that are similar to the ones we are pursuing.

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

Our business and competitive position depends on our ability to protect our products and processes. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had been issued approximately 94 patents with respect to aspects of our gene portfolio, products, processes and technologies.

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

In 2001, the USPTO issued guidelines for patent applications reflecting the USPTO’s current policy regarding statutory written description and utility requirements for patentability. The implementation of these guidelines may cause the USPTO initially to reject some of our pending new gene and protein patent applications. There is no guarantee that the USPTO will approve them. We strive especially to gain issued patents for our commercially important genes and proteins.

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

In addition, patent law relating to the scope of claims in the technology fields in which we operate is evolving. The degree of future protection for our proprietary rights is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

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

We cannot predict whether our pending patent applications, or those of our competitors, will result in the issuance of valid patents. Litigation, which could result in substantial cost to us, also may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others’ proprietary rights. We may participate in interference proceedings that may in the future be declared by the USPTO to determine priority of invention, which could result in substantial cost to us. The outcome of any such litigation or interference proceeding might not be favorable to us, and we might not be able to obtain licenses to technology that we require or, even if obtainable, such technology may not be available at a reasonable cost.

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

There is substantial uncertainty concerning the extent to which supportive data will be required for issuance of patents for human therapeutics. If data additional to that available to us is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued utility guidelines in 1995 that addressed the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, there can be no assurance that the USPTO examiners will follow such guidelines or that the USPTO’s position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

We cannot be certain that our security measures will protect our confidential information and proprietary technologies.

We also rely upon trade secret protection for some of our confidential and proprietary information that is not subject matter for which patent protection is being sought. We have taken security measures to protect our proprietary technologies, processes, information systems and data and continue to explore ways to enhance such security. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators and consultants to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

•	proprietary information could be disclosed;

•	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, technology or disclose such information; or

•	we may not be able to meaningfully protect our trade secrets.

If the security of our confidential information is breached, our business could be materially adversely affected.

We depend upon our ability to license technologies.

We may have to acquire or license certain components of our technologies or products from third parties. We may not be able to acquire from third parties or develop new technologies, either alone or with others. We may not be able to acquire licenses on commercially reasonable terms. Failure to license or otherwise acquire necessary technologies could materially adversely affect our business, financial condition and results of operations.

454’s technology platform is in development and the initial stages of commercialization.

The technology platform of 454 is still in development. The success of commercialization of the 454 technology platform depends on many factors, including:

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

Many of the organizations competing with 454 may have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s competitors include:

•	Applera Corporation - Applied Biosystems;

•	Affymetrix, Inc.;

•	GE Healthcare;

•	Solexa, Inc.;

•	Perlegen Sciences, Inc.; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

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

454 has a limited history of manufacturing instrument systems and consumable products, and its success, in part, depends on its ability to provide commercially successful products to Roche.

454 has limited experience manufacturing products and consumable reagents in significant volumes. 454 has only recently begun manufacturing products on a commercial scale and may be unable to provide products in the volumes required, or to complete projects at its facility. 454 may encounter previously unknown manufacturing difficulties that could significantly reduce production or the ability to manufacture its systems and products economically.

454 does not have a history of managing inventory levels. Reagents are subject to obsolescence. If inventory of consumables is not managed appropriately, this could result in 454 having to write-off expired products, potentially impacting its ability to provide products and services.

If a natural disaster were to significantly damage 454’s facility or a supplier of critical components, or if other events were to cause operations to fail, these events could prevent 454 from manufacturing products and offering its services.

For the foreseeable future, we will rely on a single distributor, Roche, to generate most 454 product revenue. If Roche is unable to sell 454’s products effectively, it could materially and adversely affect the results of our operations.

We have granted Roche the right to be our exclusive, worldwide sales and marketing distributor for 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents. As a result, we are dependent on Roche and its ability to effectively market 454’s current products. If Roche is unable to sell 454’s products effectively, we will not have the ability to seek other customers for 454’s products at least until such time as satisfactory arrangements are made with Roche.

A portion of 454’s sales are to international customers and international sales are subject to risks.

454’s instrument systems and reagents will be sold internationally by Roche. 454 also offers sequencing services to clients world-wide and intends to expand its international presence. International sales entail a variety of risks, including:

•	currency exchange fluctuations;

•	unexpected changes in legislative or regulatory requirements of foreign countries into which products are imported;

•	difficulties in obtaining export licenses or other trade barriers and restrictions resulting in delivery delays; and

•	significant taxes or other burdens of complying with a variety of foreign laws.

In addition, sales to international customers typically result in longer payment cycles and greater difficulty in accounts receivable collection. 454 is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. One or more of these factors could have a material adverse effect on 454’s business, financial condition and operating results.

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

It is uncertain whether we will be able to successfully develop and commercialize our new products or to what extent we can increase our revenues or become profitable.

Our mission was to develop a new DNA sequencing technology and we are now using that technology to enable next generation genomic discoveries. This has resulted in the sale of new instruments, consumable and services. Although we have developed DNA sequencing machines and provide DNA sequencing services to customers with our machines, we cannot be certain that we can successfully develop any new products or that they will continue to receive commercial acceptance. Therefore we may not be able to recover our continued investment in product development.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $90.3 million in 2004, $74.5 million in 2003 and $90.4 million in 2002, and as of September 30, 2005 had an accumulated deficit of $437.1 million.

Our quarterly operating results have fluctuated greatly and may continue to do so.

Our operating results have fluctuated on a quarterly basis. We expect that losses will continue to fluctuate from quarter to quarter and that these fluctuations may be substantial. Our results of operations are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	progress of clinical development of our product candidates;

•	the nature, pricing and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	losses and expenses related to our investments;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter into.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, fluctuations in quarterly results could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the third quarter of 2005, the closing sale price of our stock ranged from a high of $6.49 per share to a low of $4.37 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

As of September 30, 2005, we had total outstanding consolidated debt of $176.2 million; and for the year ended December 31, 2004, we had a deficiency of earnings available to cover fixed charges of $97.2 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our notes due in 2007 and in 2011.

The following table shows, as of September 30, 2005, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2006	$8.4
2007	6.4
2008	4.4
2009	4.4
2010	4.4
Thereafter	2.2

Total	$30.2

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our debt investments are impacted by the financial viability of the underlying companies.

We have a diversified portfolio of investments of which $95.3 million at September 30, 2005 was invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

In February 2000, in connection with the sale of our 6% convertible subordinated debentures due in 2007, we incurred $150.0 million of indebtedness. In February 2004, we repurchased $20.0 million of these debentures, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. In April and May 2005, we repurchased $14.0 million of these debentures, for total consideration of $12.4 million, plus accrued interest of $0.2 million to the date of repurchase. During July 2005, we repurchased $25.9 million of these debentures, for total consideration of $25.3 million, plus accrued interest of $0.8 million to the date of repurchase. During August and September 2005, we repurchased $23.9 million of these debentures, for total consideration of $23.8 million, plus accrued interest of $0.1 million to the date of repurchase. As a result of the remaining indebtedness of $66.2 million, our interest payment obligations amount to $4.0 million per year.

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

Our outstanding long-term liabilities as of September 30, 2005 consisted of $66.2 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, an accrued long-term liability of $0.5 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004) and the long-term portion of 454’s deferred revenue in the amount of $8.7 million. As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. During the third quarter of 2005, we repurchased $49.8 million of our 6% convertible subordinated debentures due February 2007. As of September 30, 2005, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $65.6 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $85.9 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, currently we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a -15 under the Securities Exchange Act of 1934, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were adequate and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 6.	Exhibits

Exhibit 4.1	Amended and Restated Bylaws of the Registrant

Exhibit 10.1	Amendment, Assignment and Assumption of Lease, dated August 23, 2005, (16 Commercial Street, Branford, CT) by and between 16 Commercial Street Associates, LLC, the Registrant and 454 Life Sciences Corporation

Exhibit 10.2	Lease, as amended and restated, dated August 23, 2005, (20 Commercial Street, Branford, CT) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation

Exhibit 10.3	Lease, as amended and restated, dated July 1, 2005, (322 East Main Street, Branford, CT) by and between T.K.J. Associates, LLC and the Registrant

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CuraGen Corporation

Dated: November 4, 2005	By:	/s/ PATRICK J. ZENNER
Patrick J. Zenner
Interim Chief Executive Officer and
Chairman of the Board (principal executive officer of
the registrant)

Dated: November 4, 2005	By:	/s/ DAVID M. WURZER
David M. Wurzer
Executive Vice-President, Chief Financial Officer
and Treasurer (principal financial and accounting
officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 4.1	Amended and Restated Bylaws of the Registrant

Exhibit 10.1	Amendment, Assignment and Assumption of Lease, dated August 23, 2005, (16 Commercial Street, Branford, CT) by and between 16 Commercial Street Associates, LLC, the Registrant and 454 Life Sciences Corporation

Exhibit 10.2	Lease, as amended and restated, dated August 23, 2005, (20 Commercial Street, Branford, CT) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation

Exhibit 10.3	Lease, as amended and restated, dated July 1, 2005, (322 East Main Street, Branford, CT) by and between T.K.J. Associates, LLC and the Registrant

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).