Form 10-Q/A
period 2005-09-30
CURAGEN CORP
filed 2006-03-10
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-23223

CURAGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1331400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 East Main Street, Branford, Connecticut	06405
(Address of principal executive office)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the CuraGen Corporation and Subsidiary (“the Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (the “Commission”) on November 4, 2005, is being filed to reflect corrections and changes in the Company’s Condensed Consolidated Balance Sheet at September 30, 2005, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The corrections are being made to properly account for the amortization of milestone revenue. For a more detailed description of this matter, see Note 2 “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements and the section entitled “Restatement of Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This Form 10-Q/A includes the Original Filing in its entirety for the convenience of the reader. However, this Form 10-Q/A only amends Part I of the Original Filing as a result of, and to reflect: the milestone revenue restatement discussed above; a reclassification of short-term investments and marketable securities on the Condensed Consolidated Statements of Cash Flows to reflect gross inflows and outflows from purchases, maturities, and sales of short-term investments and marketable securities; and updates to the critical accounting policies and use of estimates. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32, respectively. No other modifications or changes have been made to our original filing or the exhibits filed therewith. Except as set forth above, this Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2005 does not reflect events occurring after November 4, 2005 or modify or update those disclosures affected by subsequent events.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q/A

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	September 30, 2005	December 31, 2004
	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$33,357	$23,849
Short-term investments	16,827	83,921
Marketable securities	182,433	220,350

Cash and investments	232,617	328,120
Income taxes receivable	685	829
Inventory	4,394	—
Accounts receivable	2,088	234
Other current assets	13	64
Prepaid expenses	1,357	1,499

Total current assets	241,154	330,746
Property and equipment, net	26,011	24,132
Intangible and other assets, net	12,967	14,334

Total assets	$280,132	$369,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,101	$1,840
Accrued expenses	6,758	4,143
Accrued payroll and related items	1,988	2,075
Interest payable	1,212	4,900
Current portion of deferred revenue	7,075	4,244
Other current liabilities	2,100	1,520

Total current liabilities	22,234	18,722

Long-term liabilities:
Convertible subordinated debt	176,228	240,000
Accrued long-term liabilities	505	1,000
Deferred revenue, net of current portion	9,200	—

Total long-term liabilities	185,933	241,000

Commitments and contingencies
Minority interest in subsidiary	520	2,593

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 55,621,198 shares at September 30, 2005, and 50,646,538 shares at December 31, 2004	556	506
Additional paid-in capital	514,478	489,725
Accumulated other comprehensive loss	(2,237)	(1,114)
Accumulated deficit	(437,506)	(379,889)
Unamortized stock-based compensation	(3,846)	(2,331)

Total stockholders’ equity	71,445	106,897

Total liabilities and stockholders’ equity	$280,132	$369,212

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated, see Note 2)		(as restated, see Note 2)
Revenue:
Grant revenue	$639	$395	$1,975	$753
Instrument and reagent sales	3,029	—	6,239	—
Collaboration revenue	1,574	2,003	4,748	4,534

Total revenue	5,242	2,398	12,962	5,287

Operating expenses:
Grant research	534	302	1,479	402
Cost of instrument and reagent sales	958	—	1,636	—
Research and development	20,419	17,341	53,456	57,073
Asset impairment	—	1,909	—	1,909
General and administrative	5,003	4,533	13,957	14,336
Restructuring and related charges	1,280	—	1,280	—

Total operating expenses	28,194	24,085	71,808	73,720

Loss from operations	(22,952)	(21,687)	(58,846)	(68,433)
Interest income	2,081	2,125	6,395	6,177
Interest expense	(2,775)	(3,360)	(9,370)	(9,582)
Gain (loss) on extinguishment of debt	358	—	1,766	(294)

Loss before income taxes and minority interest in subsidiary loss	(23,288)	(22,922)	(60,055)	(72,132)
Income tax benefit	140	111	285	295
Minority interest in subsidiary loss	610	1,333	2,153	4,128

Net loss	($22,538)	($21,478)	($57,617)	($67,709)

Basic and diluted net loss per share	$(0.43)	$(0.43)	$(1.13)	$(1.36)

Weighted average number of shares used in computing basic and diluted net loss per share	52,731	49,994	51,120	49,891

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(as restated, see Note 2)
Cash flows from operating activities:
Net loss	($57,617)	($67,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment expense	47	1,909
Depreciation and amortization	6,369	7,212
Non-monetary compensation	1,511	312
Stock-based 401(k) employer plan match	387	588
(Gain) loss on extinguishment of debt	(1,766)	294
Minority interest	(2,153)	(4,128)
Changes in assets and liabilities:
Income taxes receivable	144	(296)
Inventory	(3,837)	—
Accounts receivable	(1,854)	(371)
Other current assets	51	11
Prepaid expenses	142	387
Intangible and other assets, net	(135)	(102)
Accounts payable	2,012	(2,436)
Accrued expenses	2,858	778
Accrued payroll and related items	(87)	470
Interest payable	(3,688)	(1,900)
Current portion of deferred revenue	2,831	(841)
Other current liabilities	601	(529)
Accrued long-term liabilities	5	—
Deferred revenue, net of current portion	9,200	—

Net cash used in operating activities	(44,979)	(66,351)

Cash flows from investing activities:
Acquisitions of property and equipment	(8,330)	(4,000)
Acquisitions of non-perpetual licenses	(770)	(1,063)
Loans to employees, net of repayments	—	(38)
Convertible loan to collaborator	—	(5,000)
Gross purchases of short-term investments	(16,737)	(125,353)
Gross sales of short-term investments	10,591	21,418
Gross maturities of short-term investments	73,362	76,100
Gross purchases of marketable securities	(64,332)	(116,995)
Gross sales of marketable securities	43,602	39,636
Gross maturities of marketable securities	57,192	82,200

Net cash provided by (used in) investing activities	94,578	(33,095)

Cash flows from financing activities:
Payments on capital lease obligations	—	(204)
Proceeds from exercise of stock options	601	401
Proceeds from issuance of convertible debt	—	110,000
Payment for extinguishment of debt	(61,540)	(20,000)
Proceeds from issuance of common stock	22,000	—
Payments of stock issuance costs	(1,152)	—
Payment of financing costs	—	(3,769)

Net cash (used in) provided by financing activities	(40,091)	86,428

Net increase (decrease) in cash and cash equivalents	9,508	(13,018)
Cash and cash equivalents, beginning of period	23,849	42,843

Cash and cash equivalents, end of period	$33,357	$29,825

Supplemental cash flow information:
Interest paid	$12,230	$10,679

Income tax benefit payments received	$524	$—

Acquisition/construction of property, plant and equipment, unpaid at end of period	$74	$815

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

During the period ended September 30, 2005, CuraGen determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The financial statements for the nine months ended September 30, 2004 have been revised to reflect a decrease in cash flows used in operating activities with a corresponding increase in cash flows used in investing activities of $0.8 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This revision has no effect on net income or the amount of cash and cash equivalents reported.

All dollar amounts are shown in thousands, except par value and per share data. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CuraGen’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Restatement of Financial Statements

On January 31, 2006, the Company’s management and the Audit Committee of the Board of Directors concluded that the Company’s unaudited financial statements for the quarterly period ended September 30, 2005 should no longer be relied upon because collaboration revenue in that period was incorrectly overstated in the Condensed Consolidated Statements of Operations.

Collaboration revenue was overstated as it related to timing of milestone revenue recognized under the Company’s License, Supply and Distribution Agreement (the “Roche License Agreement”) dated May 11, 2005 between 454 and F. Hoffman-La Roche Ltd. (“Roche”). The milestone payments are being deferred and amortized into revenue on a straight line basis from the effective date of the agreement through the end of the agreement term. In conjunction with the preparation of the Company’s audited financial statements for fiscal 2005, the Company determined that the effective date of the agreement should be the date of the commercial launch of the products to be sold under the agreement, October 2005, rather than the date the agreement was executed, May 2005. As a result of this determination, collaboration revenues of approximately $546 originally recorded under this agreement in the Company’s third quarter 2005 Form 10-Q have been restated.

The following tables present a summary of the effects of this restatement on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005. The restatement of collaboration revenue caused no restatement on the net cash used in operating activities, net cash provided by investing activities or net cash used in financing activities sections of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005.

	Condensed Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
	(in thousands)
As of September 30, 2005
Current portion of deferred revenue	$6,991	$84	$7,075
Total current liabilities	22,150	84	22,234
Deferred revenue, net of current portion	8,738	462	9,200
Total long-term liabilities	185,471	462	185,933
Minority interest in subsidiary	707	(187)	520
Accumulated deficit	437,147	359	437,506
Total stockholders’ equity	71,804	(359)	71,445

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Three Months Ended September 30, 2005
Collaboration revenue	$2,120	$(546)	$1,574
Total revenue	5,788	(546)	5,242
Loss from operations	(22,406)	(546)	(22,952)
Loss before income taxes and minority interest in subsidiary loss	(22,742)	(546)	(23,288)
Minority interest in subsidiary loss	423	187	610
Net loss	(22,179)	(359)	(22,538)
Basic and diluted net loss per share	$(0.42)	$(0.01)	$(0.43)
Nine Months Ended September 30, 2005
Collaboration revenue	$5,294	$(546)	$4,748
Total revenue	13,508	(546)	12,962
Loss from operations	(58,300)	(546)	(58,846)
Loss before income taxes and minority interest in subsidiary loss	(59,509)	(546)	(60,055)
Minority interest in subsidiary loss	1,966	187	2,153
Net loss	(57,258)	(359)	(57,617)
Basic and diluted net loss per share	$(1.12)	$(0.01)	$(1.13)

The Company has also restated its Condensed Consolidated Statements of Cash Flows to reflect gross inflows and outflows from purchases, maturities and sales of short-term investments and marketable securities.

3.	Significant Accounting Policy

Collaboration revenue is generated primarily under the Company’s Pharmacogenomics Agreement (the “Bayer Agreement”) with Bayer AG (“Bayer”) and under the Roche License Agreement. Payments under the terms of these agreements consist of non-refundable fixed quarterly payments received in advance under the Bayer Agreement and up-front payments and commission/royalty sales-based payments under the Roche License Agreement.

The non-refundable fixed quarterly payments received in advance under the Bayer Agreement relate to the Company’s future performance of services and are deferred and recognized as revenue when the future performance occurs, based upon the satisfaction of defined metrics of completion, as outlined in the Bayer Agreement, which include proportional performance and project specific deliverables. These metrics are reviewed internally each month to determine the work performed, deliverables met, and, if required, deliverables accepted by Bayer.

Under the Roche License Agreement, the Company is entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. Commission/royalty sales-based payments under the Roche License Agreement will be recorded in revenue as earned. However, to date the Company has not earned any commission/royalty sales-based payments.

4.	Comprehensive Loss

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	($22,538)	($21,478)	($57,617)	($67,709)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(638)	1,043	(1,123)	(1,738)
Reclassification adjustment for losses (gains) included in net loss	7	25	62	(11)

Net unrealized gains (losses) on securities	(631)	1,068	(1,061)	(1,749)

Total comprehensive loss	($23,169)	($20,410)	($58,678)	($69,458)

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

5.	Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	($22,538)	($21,478)	($57,617)	($67,709)
Stock-based employee compensation expense included in net loss	455	58	1,188	252
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,167)	(750)	(3,234)	(2,346)

Pro forma net loss	($23,250)	($22,170)	($59,663)	($69,803)

Basic and diluted net loss per share:
As reported	($0.43)	($0.43)	($1.13)	($1.36)
Pro forma	($0.44)	($0.44)	($1.17)	($1.40)

The fair values of options granted during the three month periods ended September 30, 2005 and 2004 were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility - CuraGen	81%	82%
Expected stock price volatility - 454.10%		.10%
Risk-free interest rate - CuraGen	3.93%	3.65%
Risk-free interest rate - 454	4.06%	3.65%
Expected option term in years - CuraGen	4.4	6.1
Expected option term in years - 454	7.8	8.0

6.	Restructuring and Related Charges

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

7.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, has commercialized novel instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”) and performing ultra-deep sequencing of, or accurate detection of, mutations in target genes of interest. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

	September 30, 2005	December 31, 2004
Cash and investments:
CuraGen	$223,510	$320,296
454	9,107	7,824

Total	$232,617	$328,120

Total assets:
CuraGen	$264,994	$364,385
454	22,892	16,231
Intercompany eliminations	(7,754)	(11,404)

Total	$280,132	$369,212

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
CuraGen	$944	$1,719	$3,395	$4,155
454	4,331	707	9,897	1,333
Intercompany eliminations	(33)	(28)	(330)	(201)

Total	$5,242	$2,398	$12,962	$5,287

Operating expenses:
CuraGen	$22,061	$19,460	$55,854	$60,336
454	6,166	4,653	16,284	13,585
Intercompany eliminations	(33)	(28)	(330)	(201)

Total	$28,194	$24,085	$71,808	$73,720

Net loss:
CuraGen	$21,367	$18,922	$53,489	$59,792
454	1,781	3,889	6,281	12,046
Minority interest in subsidiary loss	(610)	(1,333)	(2,153)	(4,129)

Total	$22,538	$21,478	$57,617	$67,709

Capital expenditures:
CuraGen	$101	$2,497	$7,411	$3,223
454	688	219	1,101	792
Intercompany eliminations	(180)	—	(182)	(15)

Total	$609	$2,716	$8,330	$4,000

Depreciation and amortization:
CuraGen	$1,879	$1,725	$4,588	$5,415
454	588	601	1,781	1,797

Total	$2,467	$2,326	$6,369	$7,212

8.	Inventory

454’s inventory is recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items, and on a specific identification basis for lot controlled items. A summary of inventory is as follows:

September 30, 2005
Finished goods	$1,409
Work in process	540
Raw materials	2,445

Total	$4,394

9.	Extinguishment of Debt

During the third quarter of 2005, the Company repurchased a total of $49,822 of its 6% convertible subordinated debentures due February 2007, for total consideration of $49,118, plus accrued interest of $936 to the date of repurchase. As a result of the transaction, in the third quarter of 2005, the Company recorded a gain of $358 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. During the nine months ended September 30, 2005, the Company repurchased $63,772 of these debentures, for total consideration of $61,540, plus accrued interest of $1,171 to the date of repurchase, and recorded a gain of $1,766 in “Gain on extinguishment of debt”, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

10.	Issuance of Common Stock

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

11.	Subsequent Event - 454 and Roche Commercialization Milestone

In October 2005, 454 and Roche Applied Science announced the commercial launch, including world-wide sales and distribution, of the Genome Sequencer 20 System and reagents from 454 by Roche Applied Science. Roche Applied Science, a business area of Roche Diagnostics, is now selling 454’s products through its sales and marketing teams, distributing 454’s products through its established supply chain, and providing technical support to purchasers of the Genome Sequencer 20 System and the associated reagents. Achievement of this commercialization milestone triggered a $7,500 payment to 454 from Roche, which was received in October 2005.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto, as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Restatement of Financial Statements

On January 31, 2006, our management and the Audit Committee of our Board of Directors concluded that our unaudited financial statements for the quarterly period ended September 30, 2005 should no longer be relied upon because collaboration revenue in that period was incorrectly overstated in the Condensed Consolidated Statements of Operations.

Collaboration revenue was overstated as it related to timing of milestone revenue recognized under the Roche License Agreement. The milestone payments are being deferred and amortized into revenue on a straight line basis from the effective date of the agreement through the end of the agreement term. In conjunction with the preparation of our audited financial statements for fiscal 2005, we determined that the effective date of the agreement should be the date of the commercial launch, October 2005, rather than the date the agreement was executed, May 2005. As a result of this determination, collaboration revenues originally recorded under this agreement in the Company’s third quarter 2005 Form 10-Q totaling approximately $0.5 million have been adjusted by way of this amended third quarter 2005 Form 10-Q filing.

The effects of the corrections and changes are discussed in Note 2, “Restatement of Financial Statements” in the Notes to Condensed Consolidated Financial Statements (unaudited). The following discussion has been updated to give effect to the restatement.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. Our pipeline of therapeutics is based on targets from the human genome that we believe play a role in important mechanisms underlying disease.

Using our knowledge of the human genome, we have taken a systematic approach to identifying and validating the most promising therapeutic targets of the human genome that are both applicable and amenable to drug development. We have established development alliances with Abgenix, Inc. (“Abgenix”) to support our antibody projects, Bayer to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate projects. We utilize partners or contract manufacturing organizations for manufacturing of our clinical development products under current good manufacturing practices (“cGMP”).

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

454 Life Sciences

To enable us to focus on our pipeline, in 2000 we announced the formation of a separate technology development subsidiary, 454 Life Sciences Corporation (“454”). 454 is a majority-owned subsidiary which has commercialized novel instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—”whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. Scientists, using the 454 technology platform, will be able to generate whole genome sequences for a wide variety of viral, bacterial and small fungi organisms. 454 believes its affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

In 2005, 454 began commercializing its instrument systems and reagents to customers that desire high-throughput sequencing without the need for, and complexity of, large-scale robotics. In May 2005, 454 entered into an exclusive five-year world-wide agreement with Roche for the promotion, sale, and distribution of 454’s high-throughput Genome Sequencing Systems, including proprietary kits and reagents. The Genome Sequencer 20 System uses technology to produce more than 20 million raw bases per 5.5-hour run on a single instrument. The software included with the Genome Sequencer 20 System enables mapping or de novo assembly for whole genome shotgun sequencing of genomes up to 50 megabases. Many biologically meaningful and complex regions of genomes can be analyzed with this system without the time or cost constraints of current DNA-sequencing methods. The Genome Sequencer 20 System provides an enabling solution for ultra-high-throughput DNA sequencing.

As of September 2005, 454 had sold and installed nine Genome Sequencer 20 Systems at genome sequencing centers and research institutions. In October 2005, Roche began promoting, selling and distributing 454’s products, including the Genome Sequencer 20 System and reagents. 454 manufactures and supplies instrument systems and reagents to Roche, and earns both a margin on such sales to Roche and a royalty on sales to third parties completed by Roche. Under the terms of the agreement, Roche may sell 454’s products to all markets, with the exception of regulated diagnostics. Roche has the rights to negotiate distribution of 454’s products for use in the regulated diagnostic market and for renewal of the distribution agreement contingent upon meeting minimum performance criteria. As of September 30, 2005, 454 had received $11.5 million in up-front milestone payments from Roche following the achievement of all pre-commercialization milestones under the agreement. As a result of Roche’s commercial launch of 454’s products, 454 received a $7.5 million milestone payment from Roche in October 2005.

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

Collaboration Revenue

Collaboration revenue is generated primarily under the Bayer Agreement and under the Roche License Agreement. Payments under the terms of these agreements consist of non-refundable fixed quarterly payments received in advance under the Bayer Agreement and up-front payments and commission/royalty sales-based payments under the Roche License Agreement.

The non-refundable fixed quarterly payments received in advance under the Bayer Agreement relate to our future performance of services and are deferred and recognized as revenue when the future performance occurs, based upon the satisfaction of defined metrics of completion, as outlined in the Bayer Agreement, which include proportional performance and project specific deliverables. These metrics are reviewed internally each month to determine the work performed, deliverables met, and, if required, deliverables accepted by Bayer.

We estimate the time period over which services will be provided and the level of effort in each period. In the event that we under-or-overestimate the level of services performed or the costs of such services, our actual revenues could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Under the Roche License Agreement, we are entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. Commission/royalty sales-based payments under the Roche License Agreement will be recorded in revenue as earned. However, to date we have not earned any commission/royalty sales-based payments. In evaluating revenue recognition for up-front milestone payments and for commission/royalty sales-based payment, we estimate the date the milestone was earned and make judgements as to the method by which to amortize the revenue and which of the payments were up-front milestone and which of the payments were commission/royalty sales-based payments.

Results of Operations

The following tables set forth a comparison of the components of our net loss for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005^	2004	$ Change	% Change
Grant revenue	$0.6	$0.4	$0.2	50%
Instrument and reagent sales	3.0	—	3.0	100%
Collaboration revenue	1.6	2.0	(0.4)	(20)%
Grant research expenses	0.5	0.3	0.2	67%
Cost of instrument and reagent sales	0.9	—	0.9	100%
Research and development expenses	20.4	17.3	3.1	18%
Asset impairment expense	—	1.9	(1.9)	(100)%
General and administrative expenses	5.0	4.5	0.5	11%
Restructuring and related charges	1.3	—	1.3	100%
Interest income	2.1	2.1	—	—
Interest expense	2.8	3.4	(0.6)	(18)%
Gain on extinguishment of debt	0.4	—	0.4	100%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.6	1.3	(0.7)	(54)%

Net loss	$22.5	$21.5

	Nine months ended September 30,
	2005^	2004	$ Change	% Change
Grant revenue	$2.0	$0.8	$1.2	150%
Instrument and reagent sales	6.2	—	6.2	100%
Collaboration revenue	4.8	4.5	0.3	7%
Grant research expenses	1.5	0.4	1.1	275%
Cost of instrument and reagent sales	1.6	—	1.6	100%
Research and development expenses	53.5	57.1	(3.6)	(6)%
Asset impairment expense	—	1.9	(1.9)	(100)%
General and administrative expenses	14.0	14.3	(0.3)	(2)%
Restructuring and related charges	1.3	—	1.3	100%
Interest income	6.4	6.2	0.2	3%
Interest expense	9.4	9.6	(0.2)	(2)%
Gain (loss) on extinguishment of debt	1.8	(0.3)	2.1	(700)%
Income tax benefit	0.3	0.3	—	—
Minority interest in subsidiary loss	2.2	4.1	(1.9)	(46)%

Net loss	$57.6	$67.7

^	As restated, see Note 2 to our condensed consolidated financial statements.

The following tables set forth a comparison of revenue by segment, for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005^	2004	$ Change	% Change
Grant revenue:
454	$0.6	$0.4	$0.2	50%

Total	$0.6	$0.4

Instrument and reagent sales
454	$3.0	$—	$3.0	100%

Total	$3.0	$—

Collaboration revenue:
CuraGen	$0.9	$1.7	$(0.8)	(47)%
454	0.7	0.3	0.4	133%

Total	$1.6	$2.0

	Nine months ended September 30,
	2005^	2004	$ Change	% Change
Grant revenue:
454	$2.0	$0.8	$1.2	150%

Total	$2.0	$0.8

Instrument and reagent sales
454	$6.2	$—	$6.2	100%

Total	$6.2	$—

Collaboration revenue:
CuraGen	$3.3	$4.1	($0.8)	(20)%
454	1.5	0.4	1.1	275%

Total	$4.8	$4.5

^	As restated, see Note 2 to our condensed consolidated financial statements.

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

Instrument and reagent sales. During the three and nine month periods ended September 30, 2005, 454 commercialized its novel instruments and reagents and recognized $3.0 million and $6.2 million, respectively, in revenue related to sales to its customers. 454 sold four instrument systems during the third quarter, bringing the installed base to nine customers. In October 2005, 454 and Roche announced the commercial launch, including world-wide sales and distribution, of the Genome Sequencing 20 System and reagents. 454 will receive a margin on products manufactured for Roche and royalties on net sales of licensed products. Due to the commercial launch with Roche and additional instruments expected to be sold directly by 454, sales during the remainder of 2005 are expected to continue to increase.

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

The increase in 454’s collaboration revenue for the three and nine month periods ended September 30, 2005, as compared to the same respective periods in 2004, was related to additional sales of genomic analysis services. We expect 454’s 2005 collaboration revenue to continue to increase during the remainder of 2005 as its technology is commercially accepted in the marketplace and as revenue is recognized for the amortization of the $19.0 million of milestone payments received from Roche.

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

Cost of instrument and reagent sales. Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Included in cost of instrument and reagent sales is (1) raw material, which was previously capitalized as a fixed asset, valued at the net book value on February 1, 2005 and (2) raw material purchased, and direct labor and manufacturing overhead costs incurred, after February 1, 2005. 454’s cost of instrument and reagent sales are recorded at the lower of cost or market on the first-in-first-out basis for non-lot controlled items and on a specific identification basis for lot controlled items. Based on our execution of the License, Supply and Distribution Agreement with Roche, we anticipate that 454’s gross margins on future sales of instruments and reagents will decrease.

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

Under the financial terms of the agreement entered into with TopoTarget in June 2004, we made a $5.0 million equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable. On June 10, 2005, TopoTarget completed an Initial Public Offering of 11,500,000 shares of common stock at a per share price of DKK 22,50 ($3.70 USD). Simultaneously, on June 10, 2005, the Convertible Loan Receivable in the amount of $5.3 million (including accrued interest) was automatically converted into 1,429,687 shares of TopoTarget common stock, providing us with an approximate 3.58% ownership in TopoTarget. In addition, we agreed to a six-month lock-up agreement with respect to our shares of TopoTarget common stock. In August 2005, under the terms of the license and collaboration agreement entered into with TopoTarget, we paid TopoTarget a milestone payment of $4.8 million for extension of the PXD101 Phase II program into the United States.

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

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the nine months ended September 30, 2005, using the direct cash flow method:

Cash received from collaborators	$16.0
Cash received from customers	5.2
Cash received from grantor	1.9
Cash paid to suppliers and employees	(63.1)
Restructuring and related charges paid	0.5
Interest income received	6.2
Interest expense paid	(12.2)
Income tax benefit received	0.5

Net cash and investments used in operating activities	(45.0)

Cash paid to acquire property and equipment, net of sales proceeds	(8.3)
Cash paid to acquire non-perpetual licenses	(0.8)

Net cash and investments used in investing activities	(9.1)

Cash received from employee stock option exercises	0.6
Cash received from the issuance of common stock, net of stock issuance costs	20.8
Cash paid for extinguishment of debt	(61.5)

Net cash and investments used in financing activities	(40.1)

Unrealized loss on short-term investments and marketable securities	(1.3)

Net decrease in cash and investments	(95.5)
Cash and investments, beginning of period	328.1

Cash and investments, end of period	$232.6

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

Certain Factors That May Affect Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q/A contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements are subject to certain risks and uncertainties. Examples of such statements include, but are not limited to, “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions.

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

Our mission was to develop a new DNA sequencing technology and we are now using that technology to enable next generation genomic discoveries. This has resulted in the sale of new instruments, consumables and services. Although we have developed DNA sequencing machines and provide DNA sequencing services to customers with our machines, we cannot be certain that we can successfully develop any new products or that they will continue to receive commercial acceptance. Therefore we may not be able to recover our continued investment in product development.

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

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues. For example, we experienced net losses of $90.3 million in 2004, $74.5 million in 2003 and $90.4 million in 2002, and as of September 30, 2005 had an accumulated deficit of $437.5 million.

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

Our outstanding long-term liabilities as of September 30, 2005 consisted of $66.2 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, an accrued long-term liability of $0.5 million for the remaining future minimum payments under a license agreement (see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004) and the long-term portion of 454’s deferred revenue in the amount of $9.2 million. As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. During the third quarter of 2005, we repurchased $49.8 million of our 6% convertible subordinated debentures due February 2007. As of September 30, 2005, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $65.6 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $85.9 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, currently we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a -15 under the Securities Exchange Act of 1934, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In coming to the conclusion that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2005, management considered, among other things, the restatement related to deferred revenue as discussed in Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A. Management has concluded that the restatement does not give rise to a material weakness in internal control over financial reporting as of September 30, 2005. This conclusion was made after taking into consideration that the restatement adjustments did not have an impact on the financial statements of prior interim or annual periods and that the restatement adjustments did not materially impact the financial statements of the current quarter.

(b)	Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 6.	Exhibits

*Exhibit 4.1	Amended and Restated Bylaws of the Registrant

*Exhibit 10.1	Amendment, Assignment and Assumption of Lease, dated August 23, 2005, (16 Commercial Street, Branford, CT) by and between 16 Commercial Street Associates, LLC, the Registrant and 454 Life Sciences Corporation

*Exhibit 10.2	Lease, as amended and restated, dated August 23, 2005, (20 Commercial Street, Branford, CT) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation

*Exhibit 10.3	Lease, as amended and restated, dated July 1, 2005, (322 East Main Street, Branford, CT) by and between T.K.J. Associates, LLC and the Registrant

+Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Exhibit previously filed with the Original Filing of the Quarterly Report on Form 10-Q on November 4, 2005.

+	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CuraGen Corporation
Date:	March 10, 2006

		By:	/s/ Patrick J. Zenner
Patrick J. Zenner Interim Chief Executive Officer and Chairman of the Board (principal executive officer of the registrant)

Date:	March 10, 2006

		By:	/s/ David M. Wurzer
David M. Wurzer Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

* Exhibit 4.1	Amended and Restated Bylaws of the Registrant

* Exhibit 10.1	Amendment, Assignment and Assumption of Lease, dated August 23, 2005, (16 Commercial Street, Branford, CT) by and between 16 Commercial Street Associates, LLC, the Registrant and 454 Life Sciences Corporation

* Exhibit 10.2	Lease, as amended and restated, dated August 23, 2005, (20 Commercial Street, Branford, CT) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation

* Exhibit 10.3	Lease, as amended and restated, dated July 1, 2005, (322 East Main Street, Branford, CT) by and between T.K.J. Associates, LLC and the Registrant

+ Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Exhibit previously filed with the Original Filing of the Quarterly Report on Form 10-Q on November 4, 2005.

+	Filed electronically herewith.