Form 10-K
period 2005-12-31
CURAGEN CORP
filed 2006-03-14
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-23223

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) computed by reference to the average bid and asked price of the common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $231,209,809.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 55,651,766.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this report.

CURAGEN CORPORATION

FORM 10-K

PART I

Item 1.	Business

The following Business Section contains forward-looking statements, which involve risks and uncertainties. The registrant’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See also “Item 1A. Risk Factors”.

BUSINESS

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody, and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising drug targets from our past research into the human genome and are now focused on developing and advancing potential drug candidates through preclinical and clinical development. We use internal resources to develop our potential protein therapeutics and have established development alliances with Abgenix, Inc. (“Abgenix”) to support antibody projects, Bayer AG (“Bayer”) to support small molecule projects for diabetes, TopoTarget A/S (“TopoTarget”) to support small molecule histone deacetylase (“HDAC”) inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics, Inc. (“Seattle Genetics”) to support antibody-drug conjugate (“ADC”) projects. The majority of our resources are being focused on advancing our pipeline of cancer treatments and cancer supportive care drug candidates through development and toward commercialization, including velafermin, PXD101, CR011, CR014, and CR012.

454 Life Sciences Corporation (“454”) is our 66% majority-owned subsidiary which has commercialized advanced technologies for high-throughput genetic analysis to perform rapid and comprehensive determination of the nucleotide sequence of entire genomes—“whole genome sequencing”—and to perform ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. We believe 454’s affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

Strategy

We hope to generate value for our shareholders by focusing our resources on developing novel drug candidates to improve the lives of patients. We are striving to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline.

Drug Development Approach

We seek to develop a pipeline of promising drug candidates that addresses unmet medical needs. As our pipeline of projects has matured over the past few years, we have decreased our early-stage drug target discovery efforts and focused our resources on the advancement of our pipeline of potential protein, antibody, and small molecule drug candidates into and through clinical development. We are currently focusing the majority of our resources on our oncology drug candidates in the areas of cancer supportive care and cancer treatment. We also maintain additional assets including protein, antibody, and small molecule drug candidates in various stages of development across the therapeutic areas of oncology, inflammatory diseases and diabetes.

We have established strategic alliances to support the development of our pipeline including: Abgenix for the generation of antibodies against our drug targets, Bayer for the identification and development of small molecule compounds for diabetes, TopoTarget to support small molecule HDAC inhibitor projects for oncology and inflammatory diseases, and Seattle Genetics for antibody-drug conjugation technology from our antibody-

drug conjugate projects. We also utilize contract manufacturing organizations for the manufacturing of our clinical development products according to current good manufacturing practices (“cGMP”).

Disease Focus

We have a portfolio of proteins, antibodies, small molecules, and potential drug targets which are being evaluated as potential treatments for oncology, inflammatory diseases, and diabetes. We are focusing our internal resources and development efforts predominantly in the area of oncology in order to address largely unmet medical needs for cancer supportive care and the treatment of cancer.

Oncology

Nearly 10 million people throughout the world are diagnosed with cancer each year. The direct and indirect medical costs to treat cancer total more than $180 billion each year, and in the United States alone, cancer takes the lives of 1,500 people on average each day. Our protein, antibody, and small molecule therapeutics are being developed to help cancer patients by treating cancer or by providing cancer supportive care by addressing the side effects that occur as a result of treatment with chemotherapy, radiotherapy, or a combination thereof. The first indications being evaluated in trials for our clinical product, velafermin, are for the prevention and treatment of oral mucositis (“OM”), a side effect experienced by patients undergoing cancer therapy. Our first small molecule HDAC inhibitor, PXD101, is being investigated in Phase II studies as a monotherapy for the treatment of multiple myeloma and T-cell lymphoma and in three Phase Ib trials to evaluate the safety and potential efficacy of PXD101 in combination with other active anti-cancer agents for the treatment of various cancers, including multiple myeloma, ovarian cancer, and colorectal cancer. Our first fully-human monoclonal ADC, CR011, is being investigated as a potential treatment for metastatic melanoma, a deadly form of skin cancer, and is expected to enter clinical trials in the first half of 2006. We are also evaluating in preclinical studies CR014, an ADC that is being evaluated as a potential treatment for ovarian cancer and renal cell carcinoma, and CR012, a fully-human monoclonal antibody that is being evaluated as a potential treatment for ovarian cancer and colorectal cancer. In addition, we are developing several other preclinical protein, antibody, ADC and HDAC inhibitor therapeutics as potential cancer treatments.

Inflammatory Diseases

More than 80 million Americans suffer from major inflammatory diseases. Arthritis, various forms of respiratory inflammation and debilitating inflammatory bowel disease are a daily reality in the lives of millions of individuals. For some sufferers, surgery is an undesirable last resort. However, surgery cannot restore diseased tissue to its previously healthy state. By focusing on the underlying causes of diseases, we are making progress in developing therapeutics to treat the damage caused by inflammatory disorders. CR002, our first fully-human monoclonal antibody drug candidate, completed Phase I development in 2005 and has the potential to be a promising treatment of kidney inflammation for patients with IgA nephropathy, diabetic nephropathy, and lupus nephritis. In July 2005, we announced that we intend to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product. In addition, HDAC inhibitors from TopoTarget’s library of compounds are being examined jointly by us and TopoTarget in preclinical studies and animal models as potential treatments of inflammatory diseases.

Diabetes

Approximately 127 million Americans are overweight or obese and 13 million have been diagnosed with diabetes. In the United States alone, the direct and indirect costs related to the treatment of overweight and obese individuals is over $120 billion and of diabetics is over $130 billion. These conditions are reaching epidemic proportions and causing a tremendous burden on the healthcare system. Our collaboration with Bayer is for the development of small molecules for the treatment of diabetes. BAY 76-7171, a small molecule drug candidate with a potentially novel mechanism of action for treating type 2 diabetes, represents the first preclinical drug candidate from this ongoing collaboration and is expected to enter a Phase I clinical program in the first half of 2006.

Research and Development

Our research and development groups have the expertise to move our drug candidates through all phases of preclinical and clinical development. We utilize a project team matrix approach which combines the skills found in each of the following individual groups in order to enhance communication and incorporate expertise from all of the skilled personnel required to efficiently advance our drug candidates through development:

•	Clinical Development—is a strong multidisciplinary team with depth and experience in all areas required for effective clinical development. In addition to core expertise in medicine and clinical science, the group includes drug development professionals with specialized skills, including clinical trial design and direction, study implementation and oversight of contract research organizations, biostatistics and data management, drug safety evaluation, and adverse event reporting;

•	Regulatory Affairs—is responsible for communicating with regulatory agencies, including preparing and submitting all documents, and assuring that our development programs are conducted in compliance with all regulatory requirements. These professionals combine the ability to continuously monitor and assess the ever-changing regulatory requirements with the ability to translate those regulations into pragmatic advice for our development projects;

•	Project Management—assures that each investigational compound advances through development appropriately. Careful planning and coordination facilitate the efficient use of internal and external resources. The group is comprised of development professionals with specialized project management experience in the pharmaceutical and biotechnology industries;

•	Quality Assurance—assures that the manufacturing of the investigational compounds used in our clinical trials adhere to the requirements set forth by the regulatory agencies. This group includes individuals with experience obtained at pharmaceutical and large biotechnology companies assuring the quality of investigational compounds used in clinical trials and commercial products sold following regulatory approval;

•	Protein Manufacturing—provides process development work which results in technology transfer of those processes to a contracted cGMP facility for the manufacture of GMP material to support clinical development or commercialization of a product. Additionally, this group manufactures non-GMP material for in vitro and in vivo (animal pharmacology, toxicology) work to support preclinical development activities for our early and advanced pipeline activities; and

•	Preclinical Development—conducts all in vitro and in vivo studies with out investigational compounds prior to and during clinical development. The researchers in this group evaluate our investigational compounds in studies necessary to understand biologic activity and pharmacokinetics, including absorption, distribution, metabolism and excretion.

Clinical and Preclinical Therapeutic Candidates

Velafermin (formerly CG53135) for cancer supportive care

Velafermin, also referred to as recombinant human fibroblast growth factor-20, FGF-20, or CG53135, is a protein we discovered and are investigating as a potential therapeutic for the prevention and treatment of OM in cancer patients who are receiving chemotherapy, with or without radiotherapy, for the treatment of their underlying disease. Velafermin is a growth factor that is believed to play a role in maintaining the integrity of the gastrointestinal tract by causing regeneration of epithelial and mesenchymal cells, enabling repopulation of the layers of the gastrointestinal tract damaged by chemotherapy and radiotherapy.

OM is a side effect that can be experienced by patients receiving chemotherapy, radiotherapy, or a combination thereof for cancer treatment. The condition is characterized by inflammation and ulceration of the tissue lining the mouth and throat leading to bleeding, pain, and difficulty eating and drinking. In addition to leading to debilitating symptoms, OM may result in the interruption of radiation or chemotherapeutic protocols in oncology patients. A therapeutic that could prevent or treat OM successfully would not only mitigate debilitating symptoms, but also may enable cancer patients to receive the optimum dosage of radiation therapy or chemotherapy needed to fight their cancer.

The potency of velafermin is believed to be due to its activity in promoting proliferation of two critical layers of cells (epithelial and mesenchymal) present in the mucosa lining of the mouth and the remainder of a patient’s gastrointestinal tract. The molecule has demonstrated activity in animal models of OM and the data for these studies was published in the journal Supportive Cancer Care in 2005. The data demonstrates that a single-dose of velafermin administered to animals exposed to chemotherapy, but before the development of active OM, reduces the severity and duration of subsequent OM; and that administration of velafermin to animals with active OM resulted in a significant reduction in the duration and severity of OM. This preclinical data supports our strategy to investigate velafermin as a single dose agent for the prevention of OM and as well as for the treatment of active OM.

In 2003, we submitted an investigation new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) and began testing velafermin in clinical trials. In early 2004, we received orphan drug designation from the FDA for velafermin in OM, which we believe will help strengthen the program by offering important clinical development and commercialization benefits. In December 2004, we received Fast Track status from the FDA to investigate velafermin for the prevention of OM in patients receiving hematopoietic stem cell transplantation (“HSCT”) following myeloablative chemotherapy with or without total body irradiation (“TBI”). With a Fast Track designation, there is an opportunity for more frequent interactions with the FDA and the possibility of a priority review, which could decrease the typical review period.

Two Phase I trials evaluating the safety and pharmacokinetics of velafermin for the prevention of OM have been completed. In November 2004, abstracts containing preliminary results from both Phase I trials were published in the proceedings of the 46th Annual Meeting of the American Society of Hematology. In May 2005, final data from the Phase I trial on velafermin for cancer patients undergoing bone marrow transplantation was presented during the American Society of Clinical Oncology meeting. Data on the safety, pharmacokinetics, and potential efficacy of velafermin on 30 patients treated with a single-dose of velafermin suggested that velafermin was well tolerated with no serious drug-related adverse events noted following administration. Mild to moderate reactions, including nausea, vomiting, tachycardia, hypotension, chills, and fever were observed. Following administration of a single-dose of velafermin, 22 of 30 patients (73%) did not develop severe Grade 3 or 4 OM (“Grade 3/4 OM”).

In October 2004, we initiated a Phase II trial on velafermin enrolling patients in a randomized, placebo-controlled, multi-center study to determine the safety and efficacy of a single-dose of velafermin to prevent the development of clinically significant OM. In September 2005, we announced the completion of patient enrollment in this study with preliminary top-line results reported in December 2005 and complete top-line results presented in February 2006 at the 2006 Bone Marrow Transplantation (“BMT”) Tandem Meetings. A total of 212 patients were randomized to receive a single administration of placebo, 0.03 mg/kg, 0.1 mg/kg, or 0.2 mg/kg of velafermin at approximately 20 sites in the United States. Results showed that 0.03 mg/kg dose of velafermin, the lowest dose evaluated, significantly reduced the incidence (p=0.031) and duration (p=0.037) of severe World Health Organization Grade 3/4 OM compared to placebo. The primary analysis, prospectively defined as a dose dependent trend in the reduction of severe OM, did not reach statistical significance. Secondary endpoints quantitatively support the activity of 0.03 mg/kg velafermin with a decrease in the use of antibiotics, pain medications, antiemetics, total parenteral nutrition, as well as a reduction in febrile neutropenia compared to placebo, suggesting a reduction in the clinical consequences related to OM. Analysis of the safety results indicate that velafermin appears to be safe and well tolerated by patients undergoing autologous BMT.

In February 2006, we announced that we will be initiating a second multi-center, randomized, placebo-controlled Phase II clinical trial to evaluate the activity of a single dose of 0.03 mg/kg velafermin, compared to placebo, for the prevention of severe Grade 3/4 OM. Approximately 150 patients will be enrolled into each of the 0.03 mg/kg velafermin and placebo arms in the trial. The study will have 90% power to detect a 20% absolute effect size in the reduction of OM assuming a placebo incidence of OM of approximately 40% and a 20% incidence of OM with velafermin 0.03 mg/kg. In addition to the primary goal of assessing the activity of 0.03 mg/kg velafermin, the study will also include two secondary comparison arms to evaluate the effects of a single dose of 0.01 mg/kg and 0.06 mg/kg velafermin. Approximately 50 patients will be enrolled into each of the secondary arms, which will have 80% power to detect a 30% reduction in OM compared to placebo. Patients receiving autologous BMT for the treatment of multiple myeloma, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma and receiving one of three common myeloablative regimens will be eligible for enrollment at approximately 30 to 40 sites. The study will evaluate the safety and efficacy of velafermin for the prevention of severe OM through 30 days post-dosing, and follow patients for one year to evaluate any potential effects of velafermin on the outcome of cancer treatment. Patient dosing is anticipated to begin during the second quarter of 2006. We anticipate that primary OM efficacy and safety results will be available by the third quarter of 2007 with one year follow-up data expected to be available in the third quarter of 2008.

In January 2005, we initiated a Phase I clinical trial on velafermin to explore its role for the treatment of OM, as opposed to the prevention strategy discussed above, which was completed in December 2005. This Phase I trial evaluated the safety and tolerability of multiple doses of intravenously administered velafermin on nine cancer patients who developed OM as a consequence of the chemotherapy they received for the treatment of their underlying disease. Results from this study were presented at the 2006 BMT Tandem Meetings in February 2006. Patients received either 0.03 mg/kg, 0.1 mg/kg, or 0.2 mg/kg of velafermin once daily for three consecutive days, with a total of three patients enrolled per cohort. Multiple doses of velafermin were generally well tolerated. All reports of abnormal hematology or chemistry were expected and consistent with underlying disease conditions. These results suggest an adequate safety profile for up to three doses of 0.2 mg/kg/day. In addition, the data are supportive of future clinical trials for further evaluation of multiple dose regimens of velafermin and the use of velafermin for the treatment of active OM.

PXD101 for the treatment of cancer

In June 2004, we added PXD101, a novel HDAC inhibitor, to our pipeline through a license and collaboration agreement with TopoTarget. PXD101 will be investigated as a potential treatment of both solid and hematologic cancers either alone, or in combination with other cancer drugs. The collaboration with TopoTarget also provides us with access to its library of HDAC inhibitor candidates for future commercialization by us. HDAC inhibitors represent a new mechanistic class of anti-cancer therapeutics that target HDAC enzymes, and have been shown to: arrest growth of cancer cells; induce apoptosis, or programmed cell death; promote differentiation; inhibit angiogenesis; and sensitize cancer cells to overcome drug resistance.

Our clinical development program for PXD101 is currently enrolling patients in five clinical trials. In August 2004, we signed a clinical trials agreement (“CTA”) with the National Cancer Institute (“NCI”) that provides us with access to the expertise at the NCI for the design, implementation, and monitoring of clinical trials with PXD101. Under the agreement, the NCI will sponsor several clinical trials evaluating the activity of PXD101, either alone or in combination with other anti-cancer therapies, for the treatment of solid and hematologic malignancies. NCI-sponsored clinical trials will occur in parallel to those sponsored by us, with all data generated available for use in future product registration. Details of the active trials sponsored by us are provided below.

Indication	Phase	Regimen	Initiation of Patient Enrollment	Milestone
Multiple myeloma	II	Monotherapy or in combination with dexamethasone	January 2005	Preliminary results mid 2006

Solid tumors and colorectal cancer	Ib	Combination with 5-fluorouracil	September 2005	Preliminary results Q4 2006

Solid tumors and ovarian cancer	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Preliminary results Q4 2006

Multiple myeloma	Ib	Combination with Velcade®	March 2006 (anticipated)	Preliminary results mid 2007

T-cell lymphoma	II	Monotherapy	January 2006	Preliminary results mid 2007

In November 2005, we reported results from a Phase I trial on PXD101 for the treatment of advanced solid tumors as a single-agent. The Phase I open-label study was designed to determine the safety, maximum tolerated dose (“MTD”), pharmacokinetics, and pharmacodynamics of intravenously administered PXD101. Results from a total of 42 patients were reported. The most common adverse events were fatigue, nausea, vomiting and phlebitis. No significant hematological toxicities were noted. Clinical investigators described toxicities as mild with no grade 4 toxicity observed. Based on the dose-escalation safety data, the dose for Phase II monotherapy efficacy studies was determined to be 1000 mg/m2. Pharmacokinetic analysis of PXD101 demonstrates dose-proportional plasma levels and an elimination half-life of approximately one hour. Histone hyperacteylation, a biomarker of the activity of PXD101 on its target, was noted to increase proportionally with dose escalation, and lasted from 6 to 24 hours after administration. Initial pharmacokinetic assessment of orally administered PXD101 showed that PXD101 had an oral bioavailability of approximately 33% with PXD101 plasma concentrations exceeding levels required for in vitro activity. Patient results, available through October 2005, indicated potential anti-tumor activity was observed in four patients receiving PXD101. Following single-agent treatment with PXD101, an epithelial T-cell thymoma patient exhibited 70% reduction of mediastinal disease and a patient with metastatic alveolar sarcoma has had stable disease for 13 months. The two remaining patients, with a diagnosis of metastatic fibrosarcoma and breast cancer, had stable disease for six months and four months, respectively.

In December 2005, results from a Phase I trial on PXD101 for the treatment of advanced hematologic tumors as a single agent were reported at the American Society of Hematology Annual Meeting. The Phase I open-label study was designed to determine the safety, MTD and potential clinical activity of intravenously administered PXD101. PXD101 was administered as a single agent to patients with advanced hematologic tumors, including multiple myeloma, non-Hodgkin’s lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”). PXD101 was generally well-tolerated with the most common adverse events being fatigue, nausea and vomiting. Two patients with multiple myeloma developed an acute decrease in renal function concomitant with decrease in tumor burden, consistent with possible tumor lysis syndrome, an indication of potential clinical activity. In addition, it was reported that one patient with NHL had stable disease for five cycles and one patient with transformed CLL had stable disease for nine cycles. We also reported preclinical results on PXD101, both as a single agent and in combination with bortezomib (Velcade®), an FDA approved treatment for multiple myeloma. PXD101 monotherapy inhibited the growth of various hematological cancer cell lines at sub-micromolar potency and was highly effective even on cell lines that are resistant to other chemotherapeutics. Furthermore, preclinical studies evaluating combination of PXD101 with bortezomib showed greater growth-inhibitory activity, as compared to either drug used alone, on a multiple myeloma cell line. This preclinical data supports the ongoing Phase Ib study on PXD101 in combination with bortezomib for patients with multiple myeloma.

We plan to initiate additional clinical trials evaluating PXD101, both alone and in combination with other active chemotherapeutic agents and new targeted therapies throughout 2006. Under the CTA we signed with the NCI in 2005, the NCI will also initiate additional clinical trials in 2006 evaluating PXD101, both alone and in combination, for other cancer indications.

CR011 for the treatment of cancer

CR011 is a fully-human monoclonal antibody stemming from our collaboration with Abgenix, and also utilizes ADC technology licensed from Seattle Genetics. In October 2004, we announced the advancement to preclinical development of CR011, which we are investigating as a potential treatment for metastatic melanoma. CR011 targets GPNMB, or glycoprotein NMB, a protein located specifically on the surface of melanoma cells. After CR011 binds to the target protein, it is transported inside the cancer cell where a chemotherapy drug, Auristatin E, is cleaved from the antibody and activated in the cell. Preclinical animal data on CR011 was presented in April 2005 at the American Association for Cancer Research (“AACR”) 96th Annual Meeting. These results demonstrated that treatment of xenograft models of melanoma with CR011 caused significant improvements in survival, including complete and durable tumor regression, without any notable toxicity or weight loss. We anticipate that CR011 will enter clinical trials during the first half of 2006.

CR014 for the treatment of cancer

In January 2006, we announced the advancement to preclinical development of CR014, a fully-human monoclonal ADC, which we are investigating as a potential treatment for ovarian cancer and renal cell carcinoma. CR014 targets TIM-1, also known as T-cell Immunoglobulin and Mucin domain 1, a protein expressed on the surface of certain cancer cells. We anticipate that preclinical animal data, including treatment of xenograft models of cancer with CR014, will be presented during the second quarter of 2006 at the 97th annual AACR meeting.

CR012 for the treatment of cancer

In January 2006, we announced the advancement to preclinical development of CR012, a fully-human monoclonal antibody, which we are investigating as a potential treatment for colorectal and ovarian cancers. CR012 targets SLPI, also known as secretory leukocyte protease inhibitor, an enzyme important in the regulation of growth factors which support cancer cell growth. We anticipate that preclinical animal data, including treatment of xenograft models of cancer with CR012, will be presented during the second quarter of 2006 at the 97th annual AACR meeting.

CR002 for kidney inflammation

CR002 is a fully-human monoclonal antibody from our collaboration with Abgenix. In 2004 we submitted an IND to the FDA to investigate CR002 as a potential treatment for IgA nephropathy. CR002 is a novel fully-human monoclonal antibody being investigated as a potential treatment of kidney inflammation to prevent or slow the progression of IgA nephropathy toward kidney failure. CR002 is designed to block the activity of platelet-derived growth factor D, or PDGF-D, a protein shown to play a role in kidney inflammation. Conditions where the growth of mesangial cells stimulated by PDGF-D are thought to be involved in disease progression include IgA nephropathy, diabetic nephropathy and, potentially, lupus nephritis.

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

In July 2005 we announced the completion of our Phase I clinical trial, which was initiated in November 2004, evaluating the safety and tolerability of CR002 on 40 healthy male volunteers. The results from this study were presented in November 2005 at the American Society of Nephrology’s Renal Week Annual Meeting. CR002 was well tolerated at all doses evaluated and no serious adverse events were reported following exposure. Possibly related adverse events were mild in severity and self-limited. Pharmacokinetic analysis indicated that CR002 exhibited linear exposure across all dose levels with a terminal phase half-life ranging from 20.1 to 34.2 days. Pharmacodynamic studies indicate that CR002 binds to its intended target, PDGF-D, for periods of time in excess of 21 days. The safety and tolerability profile, long half-life and pharmacodynamic properties of CR002 support the future evaluation of CR002 in additional clinical trials as a potential therapeutic for kidney inflammation. Based on these results, we announced in July 2005, that we intend to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product.

BAY 76-7171 (formerly CT052) for type 2 diabetes

BAY 76-7171 represents the first drug candidate to enter preclinical development from our ongoing collaboration with Bayer that was established to identify and develop promising drugs for the treatment of diabetes based upon targets we discovered. In October 2004, we announced the advancement to preclinical development of BAY 76-7171, an investigational small molecule drug for the potential management of adult-onset (type 2) diabetes. We expect BAY76-7171 to enter a Phase I clinical program during the first half of 2006.

Earlier stage assets

In addition to the above mentioned drug candidates currently in preclinical and clinical development, we have a portfolio of protein, antibody, and small molecule drug candidates that have been, or are ready to be, evaluated in animal studies. The majority of our advanced protein and antibody therapeutics are in the areas of oncology and inflammation, and our small molecules are primarily in the areas of oncology and diabetes. As our pipeline matures, many of the IND applications that we anticipate submitting in the future could come from this portfolio of earlier stage drug candidates.

Collaborations

We have established a pipeline of potential therapeutics by collaborating with, and leveraging the capabilities of, industry leaders to more efficiently advance our programs, reduce risk, and conserve resources. We have developed four classes of drug candidates: protein therapeutics which are developed in-house; fully-human monoclonal antibody therapeutics which are developed in collaboration with Abgenix; small molecule therapeutics for oncology and inflammatory diseases which are developed in collaboration with TopoTarget and Bayer; and ADCs which are developed in collaboration with Abgenix and Seattle Genetics.

Abgenix

In December 1999, we entered into a strategic alliance with Abgenix to develop and commercialize antibody therapeutics using Abgenix’ XenoMouse™ technology. We amended and restructured this alliance in November 2000 and again in April 2004. The initial phase of the agreement involving the identification of targets and initiation of monoclonal antibody generation was completed in June 2005. We and Abgenix continue to jointly characterize antibody candidates under the research phase of the alliance, and have, to date, characterized ten antibodies as having commercial product potential. We have elected to further develop nine of these antibodies and Abgenix has elected one. Under the agreement, antibodies resulting from the strategic alliance are available for characterization and allocation until December 2007.

Under the agreement, once an antibody program is allocated to a party, that party is responsible for advancing the program through development and commercialization. The developing party is obligated to pay milestone and royalty payments to the other party for any product that is commercialized. Potential aggregate milestone payments payable per product launched are approximately $8.5 million (excluding any third party milestone payments payable by Abgenix that we would pay if we launched a product).

In connection with this strategic alliance, Abgenix purchased an aggregate of 2,279,432 shares of our common stock for an aggregate purchase price of $65 million in private placements that occurred in December 1999 and November 2000.

Our collaboration with Abgenix has been very productive as it has enabled us to leverage the resources and expertise of one of the world’s leaders in generating fully-human monoclonal antibodies. In October 2004, we announced that CR011, an antibody-drug conjugate, is being advanced toward clinical development with an expected filing of an IND application with the FDA and initiation of clinical trials to occur during the first half of 2006. In November 2004, we initiated a Phase I clinical trial with CR002, our leading fully-human monoclonal antibody therapeutic stemming from this collaboration, as a potential treatment for kidney inflammation to prevent or slow the progression of IgA nephropathy toward kidney failure. In July 2005, we announced that we intend to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product. In January 2006, we announced the advancement of CR014, an ADC, and CR012, a fully-human monoclonal antibody, to the preclinical stage of development, and we anticipate presenting preclinical results on these potential therapeutics at the 2006 AACR Annual Meeting in April 2006.

In December 2005, Amgen announced its intention to purchase Abgenix for approximately $2.2 billion. At this time, we do not believe that this acquisition will materially impact our collaboration.

Bayer

In January 2001, we signed two comprehensive agreements with Bayer. The first agreement is a comprehensive alliance to discover, develop, and jointly commercialize small molecule therapeutics to treat metabolic disorders, primarily adult onset diabetes. Under this collaboration agreement, we provided therapeutic targets to Bayer through February 2006. Bayer is utilizing its development expertise to develop small molecule therapeutics against these targets. Bayer is responsible for funding all high-throughput screening, combinatorial chemistry, medicinal chemistry and pharmacology activities until a designated preclinical stage. Thereafter, expenses are equally split with Bayer for later stage preclinical and clinical compound development to fund the relevant research, development and commercialization activities. If we commercialize any therapeutics resulting from this alliance, Bayer will receive 56% of the profits associated with that therapeutic and we will receive 44%. Bayer may terminate the agreement if there is a change in control involving us, upon providing written notice to us within 90 days. We may terminate the screening upon a change in control of Bayer, upon providing written notice to Bayer within 90 days.

In October 2004, we announced that the first small molecule compound stemming from this collaboration was advanced to the preclinical stage. BAY 76-7171 is an orally available small molecule therapeutic being investigated as a potential treatment for type 2 diabetes. BAY 76-7171 has a potentially novel mechanism of action for treating type 2 diabetes and is expected to enter a Phase I clinical program in the first half of 2006.

In December 2005, we modified the collaboration agreement as it relates to BAY 76-7171 to revert to a tiered royalty structure under which we will receive royalties on any BAY 76-7171 product sales but will no longer contribute to BAY 76-7171’s development or commercialization costs. The terms of the original agreement remain unchanged with respect to our right to co-develop and co-commercialize any additional compounds resulting from this collaboration.

The second agreement was a broad, five-year pharmacogenomic and toxicogenomic collaboration that expired in February 2006. Under that agreement, we applied our functional genomic technologies and pharmacogenomics expertise to evaluate Bayer’s developmental and preclinical pipeline of pharmaceutical compounds.

In connection with this strategic alliance, Bayer purchased 3,112,482 shares of our common stock for an aggregate purchase price of $85.0 million in a private placements that occurred in January 2001.

TopoTarget

In June 2004, we signed a license and collaboration agreement with TopoTarget to develop PXD101, a novel HDAC inhibitor for the treatment of solid and hematologic malignancies and identify additional HDAC inhibitors from TopoTarget’s extensive library of compounds.

Under the terms of the agreement, we acquired exclusive rights to develop, and commercialize PXD101 in all markets other than Europe, where TopoTarget retained commercialization rights. In June 2004, we paid a $5.0 million perpetual license fee to TopoTarget and made a $5.0 million equity investment that was recorded as a convertible loan receivable. In June 2005, we converted this loan into 1,429,687 shares of TopoTarget common stock following TopoTarget’s initial public offering. Under the terms of the agreement, we paid TopoTarget $7.2 million in development milestones from June 2004 through December 2005. Additionally, TopoTarget is eligible to receive up to $4.0 million in research support during the period from June 2005 through June 2007, and up to $27.0 million in additional milestone payments based on successful development, regulatory approval, and commercialization of PXD101.

TopoTarget is entitled to receive royalties from us based on sales of PXD101 outside of Europe, and we are entitled to receive reciprocal royalties from TopoTarget based on sales of PXD101 in Europe. We will fund the global development of PXD101. In addition, we have an option to select additional HDAC compounds from TopoTarget for clinical development in oncology and other indications for a take-up fee not to exceed $1.0 million and up to $30.0 million in milestone payments based on successful development, regulatory approval, and commercialization of each additional product. TopoTarget has the option to fund a portion of the global development of PXD101 and additional products in exchange for higher royalties. Potential payments to TopoTarget from us based on the successful development and commercialization of PXD101 and two additional HDAC inhibitor products could exceed $100.0 million. We are currently evaluating PXD101 in five Phase II and Phase Ib clinical trials as a potential treatment of cancer both as a single agent and in combination with other anti-cancer therapies.

The research program to identify additional HDAC inhibitors from TopoTarget’s library has a three year term and can be terminated by either party upon a change in control of the other party, and by us after the first year upon payment of a penalty equal to 50% of the unexpended research funding or without penalty if it becomes apparent that a commercially viable future product is unlikely to be identified.

Seattle Genetics

In June 2004, we announced the licensing of Seattle Genetics’ proprietary ADC technology for use with up to two of our fully-human monoclonal antibodies. We paid an upfront fee of $2.0 million for access to the ADC technology for use with CR011, our first antibody program to utilize this technology which we announced in October 2004. We anticipate submitting an IND with the FDA for CR011 and initiating a clinical trial during the first half of 2006. In February 2005, we exercised our option to access Seattle Genetics’ ADC technology for use with a second antibody program, CR014, in exchange for a $1.0 million payment. In January 2006, we announced that CR014 was advanced into preclinical development.

Seattle Genetics’ ADC technology employs synthetic, highly potent drugs that can be attached to antibodies with their proprietary linker systems that inactivate the potent drug during delivery. The drug with the linker is designed to be stable in the bloodstream but to release and activate the drug payload under specific conditions once inside target cells, thereby sparing non-target cells many of the toxic effects of traditional chemotherapy. ADCs can increase the therapeutic potential of the many antibodies with targeting ability but limited or no inherent cell-killing activity.

Under the agreement, Seattle Genetics may receive up to $28 million in milestone payments from us, assuming successful development of two antibody therapeutics employing ADC technology, and is entitled to receive royalties from us on net sales of resulting products. We are responsible for research, product development, manufacturing and commercialization of all products under this collaboration. We also pay maintenance and material supply fees as well as research support payments for ongoing assistance provided by Seattle Genetics in developing ADC products. We may terminate any license under the agreement by providing not less than 90 days prior written notice to Seattle Genetics.

Other

In addition to the above-listed alliances, we have established smaller, ongoing collaborative relationships with numerous universities, academic institutions, and individual companies to gain access to disease tissue samples, disease models, and select technologies. We have successfully conducted research with, and have the potential to receive future milestones and royalties from various companies. At present, we do not consider these relationships either collectively or individually to be of a material nature.

Company History

We were incorporated in 1991 and began operations in 1993, when the massive undertaking to sequence the human genome was just beginning. Our strategy was based on discovering novel ways to combat disease through an understanding of how genes and their resulting proteins function within the human genome. We developed an integrated genomics, proteomics and bioinformatics technology platform that has been used to analyze the human genome, disease models, marketed therapeutics and therapeutic candidates. We leveraged our technology and informatics foundation and identified 8,000 genes, both novel and known, which we believed had the potential to be targets for therapeutic drug development. Based on disease associations in cellular and animal models, we qualified 500 of these targets as possibly playing a role in disease. By evaluating the relative medical need, biology, development path, and strength of intellectual property position of these targets, we, with assistance from strategic alliances formed over the years, have created a portfolio of therapeutic candidates which are in various stages of animal validation, preclinical, and clinical development.

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

We compete with biotechnology and pharmaceutical companies that develop, produce, and market therapeutic compounds in the U.S., Europe, and elsewhere. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials, or approved for conditions identical or similar to the ones we are pursuing. Companies and institutions engaged in research and development from which we face intense competition include:

•	Amgen, Inc.;

•	Gloucester Pharmaceuticals, Inc.;

•	Merck & Co., Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	Novartis Pharma AG;

•	Nuvelo, Inc.;

•	biotechnology and pharmaceutical companies; and

•	universities and other research institutions.

We selected the foregoing competitors because either they have business models that are similar to ours or are developing drugs, or have drugs approved for therapeutic indications, that are similar to the ones we are pursuing.

Intellectual Property

Our business and competitive position depend on our ability to protect our gene sequences, the proteins they encode, antibodies raised against them, small molecules, other products, information systems and proprietary databases, software and other methods and technology. We continually file patent applications as they relate to the ongoing research related to our portfolio of therapeutics. As of the date of this report, we had been issued approximately 111 worldwide issued patents and allowed patent applications with respect to aspects of our gene portfolio, products, processes and technologies.

In 2001, the United States Patent and Trademark Office (“USPTO”) issued guidelines for patent applications reflecting its current policy regarding statutory written description and utility requirements for patentability. As the USPTO reviews our patent applications, the implementation of these guidelines may cause it initially to reject some of our pending new gene and protein patent applications. Although we believe that we will overcome such rejections to any of our new gene and protein cases, there is no guarantee that the USPTO will approve them. We strive especially to gain issued patents for our commercially important genes and proteins.

CuraGen® and our other trademarks mentioned in this report are the property of CuraGen Corporation. Trademarks of 454 mentioned in this report are the property of 454 Life Sciences Corporation. All other trademarks or trade names referred to herein are the property of their respective owners.

454 Life Sciences Corporation

In June 2000 we announced the formation of 454, a separate technology development subsidiary. This majority-owned subsidiary was initially funded with $40.0 million primarily from investors including us, Soros Fund Management, L.L.C., Cooper Hill Partners, L.L.C., and members of our senior management team and Board of Directors. In September 2003, 454 secured an additional $20.0 million in equity financing from us and several existing shareholders, including Cooper Hill Partners L.L.C., to initiate commercialization of 454’s product offering. This second round of financing increased our ownership from 60% to 66%.

454 has commercialized advanced technologies for high-throughput genetic analysis to perform rapid and comprehensive determination of the nucleotide sequence of entire genomes—“whole genome sequencing”—and to perform ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. Scientists, using 454’s technology, have been able to generate whole genome sequences for a wide variety of viral, bacterial and small fungal organisms. We believe 454’s affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

Commencing in 2004, 454 began offering, on a fee for service basis, high-throughput sequencing at its 454 Sequencing Center (“454 SC”) for the analysis of virus, bacteria and small fungi. In May 2004, 454 received a two-year, $2.4 million federal grant from the National Human Genome Research Institute (“NHGRI”), one of the National Institutes of Health (“NIH”). In October 2004, 454 was awarded a three-year, $5.0 million grant from the NHGRI. 454 has used these grants to partially fund the scale up of its technology.

In February 2005, 454 began commercializing its instrument systems and reagents with the launch of the Genome Sequencer 20 System (“GS20”). The GS20 sequences more than 20 million bases, from over 200,000 independent DNA fragments, per five-hour run on a single instrument. The software included with the GS20 enables mapping or de novo assembly for whole genome shotgun sequencing of genomes up to 50 megabases. Many biologically meaningful and complex regions of genomes can be analyzed with this system without the time or cost constraints of current DNA-sequencing methods.

In May 2005, 454 entered into an exclusive five-year worldwide agreement with F. Hoffmann-La Roche Ltd for the promotion, sale, and distribution of 454’s products, including the GS20, and proprietary kits and reagents, by Roche Diagnostics (“Roche”). In October 2005, Roche began promoting, selling and distributing 454’s products to customers in North America, Europe and Asia. Under the terms of the agreement, Roche may sell

454’s products for use in any high-throughput sequencing applications, with the exception of regulated diagnostics. 454 manufactures and supplies instrument systems and reagents to Roche at an agreed upon transfer price, and earns a royalty on sales to third parties completed by Roche. Roche has the right to negotiate distribution of 454’s products for use in the regulated diagnostic market and for renewal of the distribution agreement contingent upon meeting minimum performance criteria. In 2005, 454 received $19.0 million in milestone payments from Roche, consisting of $11.5 million of pre-commercialization milestones and $7.5 million for the commercial launch by Roche of the GS20 and proprietary kits and reagents. As of December 31, 2005, 454 had a worldwide installed base of twenty GS20 systems.

The operations of 454 are run by a separate management team and governed by a Board of Directors made up of members of our management team and Board of Directors of CuraGen. 454 has also established a Scientific Advisory Board that is comprised of an elite group of scientists in the fields of whole genome sequencing, infectious disease, human genetics, chemical engineering and bioinformatics. As 454’s instruments and reagents are commercialized by Roche across the life sciences industry and contract sequencing services are performed by 454, we anticipate that 454 will contribute revenue and value to the consolidated entity. See Note 20 to our consolidated financial statements for segment reporting.

454 will continue to incur substantial research and development expenses as it plans to scale-up its technology to analyze larger model organisms, including human DNA, and to develop other sequencing applications for its technology.

Technology

454’s sequencing technology is derived from its proprietary, emulsion-based, clonal amplification process (“emPCR”), its simultaneous sequencing by synthesis of more than 200,000 DNA fragments in parallel on a PicoTiterPlate, and the GS20. With emPCR, a single fragment of DNA can be clonally amplified, or multiplied, into approximately ten million identical copies in an average of eight hours of laboratory time. One preparation is sufficient for the sequencing of an entire genome, whether from a virus, bacteria or a human. The PicoTiterPlate is a glass plate consisting of 1.6 million individual 75 picoliter wells into which DNA fragments are deposited for sequencing. At the core of the GS20 is a compact instrument that integrates fluidics, optics and computing systems. The GS20 delivers sequencing reagents to the PicoTiterPlate, captures the chemi-luminescent signal created during the sequencing process, and analyzes and processes the sequenced data. The GS20 currently sequences approximately twenty million bases during a five-hour run.

454 Sequencing Center

454 offers genome sequencing services at its 454 SC on a fee for service basis. 454 SC customers provide DNA samples to 454 who sequences and packages the resulting data for its customers in an electronic format. The 454 SC service offerings include whole genome de novo or variant resequencing of bacteria or fungi, animal and plant sequencing, Bacterial Artificial Chromosome (“BAC”) clones and BAC pools, amplified tags, metagenomic samples and complementary deoxyribonucleic acid, or cDNA (complementary DNA), de novo transcriptome or transcript resequencing. The 454 SC also offers ultra deep sequencing, including the analysis of human genes involved in cancer.

Genome Sequencer 20 System

The GS20 and reagents are available exclusively from Roche Applied Sciences. The GS20 includes: 1) instrument and accessories; 2) reagents and consumables for library construction, amplification and sequencing; and 3) analysis software for mapping and de novo assembly.

Patents and Licenses

454’s products and services are based on the combination of several complex technologies. As part of the initial capitalization of 454 in June 2000, CuraGen contributed and licensed certain technologies for conducting genomic analysis. Since June 2000, 454 has developed some of these technologies internally and has pursued patent protection in the U.S. and other countries for certain developments, improvements, and inventions it has developed that are incorporated into 454’s products or that fall within its fields of interest. Other of the technologies of interest to 454 are owned by third parties and are used by 454 under license, such as the Biotage AB (formerly Pyrosequencing AB) license agreement outlined in Note 15 to our consolidated financial statements.

The rights that 454 considers important to its current business include patents or patent applications directed to nucleic acid sample preparation and amplification, as well as certain sequencing by synthesis approaches.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will typically follow the new drug application (“NDA”) route and a new biologic will typically follow the biologic license application (“BLA”) route.

NDA and BLA Approval Processes

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug and Cosmetic Act (“FFDCA”) and in the case of biologics, also under the Public Health Service Act, and the FDA’s implementing regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices;

•	submission of an IND which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity or to meet standards designed to ensure the biologic’s continued safety, purity and potency; and

•	FDA review and approval of the NDA or BLA.

Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry and/or biology, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, the chemical structure of a small molecule or sequence of a protein or antibody drug candidate, the proposed mechanism by which the drug candidate is believed to work in the body, manufacturing information, and analytical data to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated and whether the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board (“IRB”) for each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase I: The drug candidate is initially introduced into healthy human volunteer subjects or patients with the disease. These studies are designed to determine the safety and side effects associated with increasing dosages, absorption, metabolism, distribution and excretion, pharmacologic and mechanism of action of the drug candidate in humans, and, if possible, to gain early evidence of effectiveness. Sufficient information about a drug candidate’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies.

•	Phase II: Involves controlled clinical studies conducted to evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug candidate. These studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred patients.

•	Phase III: Clinical trials are performed after preliminary evidence suggesting effectiveness of the drug candidate has been obtained, and are intended to generate additional information about the drug candidate’s effectiveness and safety that is required to evaluate the overall benefit-risk relationship of the drug candidate and to provide an adequate basis for physician labeling. The studies may include anywhere from several hundred to several thousand subjects.

Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA, an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials, companies usually complete additional animal studies. Companies must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. It may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The submission of an NDA or BLA is subject to the payment of user fees, but a waiver of such fees may be obtained under certain circumstances. The FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

Expedited review and approval

The FDA has various programs, including fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Although fast track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. In December 2004, the FDA granted us fast track status on velafermin, for the prevention of OM in patients receiving HSCT following myeloablative chemotherapy with or without TBI. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect of a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of our product for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product is determined to be contained within the competitor’s product for the same indication or disease. In February 2004, the FDA granted us orphan drug designation on velafermin, for the treatment of radiation induced OM. In November 2004, the FDA granted us orphan drug designation on CR002, as a potential treatment to slow the progression of IgA nephropathy and delay kidney failure in patients affected by the disease. We intend to file for orphan drug designation for any other product candidates that meet the criteria for orphan designation. There is no guarantee that we will be awarded orphan exclusivity for any of our other product candidates or indications. In addition, obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

Pediatric Exclusivity

The FDA Modernization Act of 1997 included a pediatric exclusivity provision that was extended by the Best Pharmaceuticals for Children Act of 2002. Pediatric exclusivity is designed to provide an incentive to manufacturers to conduct research about the safety of their products in children. Pediatric exclusivity, if granted, provides an additional six months of market exclusivity in the United States for new or currently marketed drugs. Under Section 505A of the FFDCA, six months of market exclusivity may be granted in exchange for the voluntary completion of pediatric studies in accordance with an FDA-issued “Written Request.” The FDA may issue a Written Request for studies on unapproved or approved indications, where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population. We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies, and submit reports of the studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles. There is no guarantee that the FDA will issue a Written Request for such studies or accept the reports of the studies. The current pediatric exclusivity provision is scheduled to end on October 1, 2007, and it may not be reauthorized.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the Untied States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under the decentralized procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. As in the United States, we may apply for designation of our products as orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication, but not for the same drug, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. We anticipate third-party payors will provide reimbursement for our products. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Available Information

We were incorporated in Delaware in 1991. Our principal executive office is located at 322 East Main Street, Branford, Connecticut 06405. Our telephone number is (203) 481-1104. We maintain a web site on the Internet at http://www.curagen.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These documents are also available in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330, and in addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Employees

As of December 31, 2005, we and 454 had 212 full and part-time employees, 83 of whom hold Ph.D., M.D. or J.D. degrees. Our employees include engineers, physicians, molecular biologists, chemists, lawyers, and computer scientists. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

Seasonality

Our business is not subject to any material fluctuations based on the season of the year.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a history of operating losses and expect to incur losses in the future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. For example, we experienced net losses of $73.2 million in 2005, $90.4 million in 2004 and $74.5 million in 2003, and as of December 31, 2005 had an accumulated deficit of $453.1 million. We anticipate incurring additional losses over the next several years as we focus our resources on prioritizing, selecting, and advancing our most promising drug candidates. We may never be profitable or achieve significant revenues.

All of our drug candidates are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are velafermin, which is currently in a Phase II clinical trial, PXD101, which is in Phase I and Phase II clinical trials and CR002, which completed a Phase I clinical trial in July 2005. Our other drug candidates are in various stages of preclinical development. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for velafermin, PXD101, CR002 and our other drug candidates may not be predictive of the safety, efficacy or dosing results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for velafermin, PXD101, CR002 and any other drug candidate we may seek to develop in the future, we face risks that:

•	the drug candidate may not prove to be efficacious;

•	the drug may not prove to be safe;

•	the results may not confirm the positive results from earlier preclinical studies or clinical trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory authorities.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to complete clinical trials and for the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from the particular drug candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign requirements. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

If clinical trials for our drug candidates are prolonged or delayed, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from our completed or ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving or the inability to obtain required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials; or

•	the placement by the FDA of a clinical hold on a trial.

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, subjects may withdraw from our clinical trials, and thereby impair the validity or statistical significance of the trials.

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons.

We cannot predict whether any of our drug candidates will encounter problems during clinical trials which will cause us or regulatory authorities to delay or suspend these trials, or which will delay the analysis of data from these trials. In addition, it is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. If we experience any such problems, we may not have the financial resources to continue development of the drug candidate that is affected or the development of any of our other drug candidates.

Even if we obtain regulatory approvals, our drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals, and our business would be seriously harmed.

Even if we receive regulatory approval of any drugs we may develop, we will be subject to continuing regulatory review, including the review of clinical results which are reported after our drug candidates become commercially available approved drugs. Since drugs are more widely used by patients once approval has been obtained, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. In addition, the manufacturer, and the manufacturing facilities we use to make any of our drug candidates, will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and sales and marketing of human therapeutic products. Although we do not currently commercialize any products, claims could be made against us based on the use of our drug candidates in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to the sales and marketing of any of our drug candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense, and adverse publicity is likely to result.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may not generate product revenue.

We have no commercial products, and we do not currently have an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drugs that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If physicians, patients and third-party payors do not accept our future drugs, we may be unable to generate significant revenue, if any.

Even if velafermin, PXD101, CR011, CR014, CR012, CR002, BAY 76-7171 or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payors. Physicians may elect not to recommend these drugs for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant revenue.

If the government and other third-party payors fail to provide coverage and adequate payment rates for our future drugs, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, our sales of any future drugs will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both the types and variety of drugs that they will cover and the amounts that they will pay for these drugs. As a result, they may not cover or provide adequate payment for our future drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future drugs to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future drugs might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return or investment in product development.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain drugs from countries where they may be sold at lower prices than in the United States.

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

We have entered into a collaboration arrangements with several companies for the research, development and commercialization of our drug candidates, and we may enter into additional collaborative arrangements in the future. For example, we may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. We may not be successful in entering into any such alliances on favorable terms. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If any current or future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

Much of the potential revenue from our existing and future collaborations will consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of drugs developed using our technologies. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborator’s ability to successfully develop, introduce, market and sell new products. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases we will not be involved in these processes and accordingly will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

•	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry the drug candidate through clinical development, regulatory approval and commercialization;

•	decide to pursue a competitive drug candidate developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

If our collaboration partners fail to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain a license from such collaboration partner on terms acceptable to us, or at all.

We rely on third parties to conduct our clinical trials and provide other services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such services.

We do not have the ability to independently conduct some preclinical studies and the clinical trials for our drug candidates, and we rely on third parties such as contract laboratories, contract research organizations, medical institutions and clinical investigators to design and conduct these studies and our clinical trials. Our reliance on these third parties reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct the studies or our clinical trials in accordance with regulatory requirements or our trial design. To date, we believe our contract research organizations and other similar entities with which we are working have performed well. However, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, it may result in delays. Accordingly, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

We currently depend on third-party manufacturers to produce our preclinical and clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of any approved drug candidates. If in the future we manufacture any of our drug candidates, we will be required to incur significant costs and devote significant efforts to establish and maintain these capabilities.

We have relied upon third parties to produce material for preclinical and clinical testing purposes and intend to continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms, if at all. We also expect to rely upon third parties to produce materials required for the commercial production of our drug candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our drug candidates be manufactured according to cGMP regulations. Any failure by us or our third-party manufacturers to comply with cGMP and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

We currently rely on a single manufacturer for the preclinical and clinical supplies of our protein, antibody, and ADC drug candidates and do not currently have relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

We may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Because we have limited experience in developing, commercializing and marketing products, we may be unsuccessful in our efforts to do so.

Our products in development will require significant research and development and preclinical and clinical testing prior to our submitting any regulatory application for their commercial use. These activities, even if undertaken without the collaboration of others, will require us to expend significant funds and will be subject to the risks of failure inherent in the development of pharmaceutical products. We have limited experience conducting clinical trials. Even if we complete such studies, our ability to commercialize products will depend on our ability to:

•	obtain and maintain necessary intellectual property rights to our products;

•	enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these services.

As a result of these possibilities, we may not be able to develop any commercially viable products. In addition, should we choose to develop pharmaceutical products internally, we will have to make significant investments in pharmaceutical product development, marketing, sales, and regulatory compliance resources, and we will have to establish or contract for the manufacture of products under the FDA cGMPs. Any potential products developed by our licensees will be subject to the same risks.

We do not currently have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with other third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Because neither we nor any of our collaborative partners have received marketing approval for any product resulting from our research and development efforts, and may never be able to obtain any such approval, we may not be able to generate any product revenue.

All the products being developed by our collaborative partners will require additional research and development, extensive preclinical studies and clinical trials, and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaborative partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaborative partners may need to address a number of technical challenges successfully in order to complete development of our drug candidates. Moreover, these drug candidates may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

We rely significantly on our collaborative partners, and our business could be harmed if we are unable to maintain strategic alliances.

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. We currently have significant strategic alliances with Abgenix, Bayer, TopoTarget, and Seattle Genetics, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach or terminate their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated, which may materially and adversely affect our business, financial condition, and results of operations.

We depend on attracting and retaining key employees.

We are highly dependent on the principal members of our management and scientific staff, including David M. Wurzer, Executive Vice President and Chief Financial Officer; Timothy M. Shannon, M.D., Executive Vice President and Chief Medical Officer; and Christopher K. McLeod, Executive Vice President of CuraGen and Chief Executive Officer and President at 454. Our future success will depend in part on the continued services of our key scientific and management personnel. The loss of services of any of these personnel could materially adversely affect our business, financial condition, and results of operations. We have entered into employment agreements with all of the principal members of our management team. We are currently conducting a search for a permanent Chief Executive Officer. In May 2005, Patrick J. Zenner, a CuraGen board member and former President and Chief Executive Officer of F. Hoffmann-La Roche, Inc. was appointed by our Board of Directors as our Chairman and Chief Executive Officer on an interim basis, until completion of the ongoing search. Our future success will also depend in part on our ability to attract, hire, and retain additional personnel. There is intense competition for qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition, and results of operations.

We depend on academic collaborators, consultants, and scientific advisors.

We have relationships with collaborators, consultants, and scientific advisors at academic and other institutions that conduct research or provide consulting services at our request. These collaborators, consultants, and scientific advisors are not our employees. Substantially all of our collaborators, consultants, and scientific advisors are employed by employers other than us and may have commitments to, or collaboration, consulting, or advisory contracts with, other entities that may limit their availability to us. As a result, we have limited control over their activities and, except as otherwise required by our collaboration, consulting agreements, and advisory agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to explore and validate biological activity of therapeutic candidates and commercialize products based on these discoveries may depend, in part, on continued collaborations with researchers at academic and other institutions. We may not be able to negotiate additional acceptable collaborations with collaborators. consultants, or scientific advisors at academic and other institutions.

Our academic collaborators, consultants, and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our academic collaborators, consultants and scientific advisors sign agreements which provide for confidentiality of our proprietary information and of the results of studies. We may not be able to maintain the confidentiality of our technology and other confidential information in connection with every academic collaboration, consulting, or advisory arrangement, and any unauthorized dissemination of our confidential information could materially adversely affect our business, financial condition, and results of operations. Further, any such collaborator, consultant or advisor may enter into an employment agreement or consulting arrangement with one of our competitors.

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

We compete with biotechnology and pharmaceutical companies that develop, produce, and market therapeutic compounds in the U.S., Europe, and elsewhere. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials, or approved for conditions identical or similar to the ones we are pursuing. Companies and institutions engaged in research and development from which we face intense competition include:

•	Amgen, Inc.;

•	Gloucester Pharmaceuticals, Inc.;

•	Merck & Co., Inc.;

•	Millennium Pharmaceuticals, Inc.;

•	Novartis Pharma AG;

•	Nuvelo, Inc.;

•	biotechnology and pharmaceutical companies; and

•	universities and other research institutions.

We selected the foregoing competitors because either they have business models that are similar to ours or are developing drugs, or have drugs approved for therapeutic indications, that are similar to the ones we are pursuing.

If our patent applications do not result in issued patents, then our competitors may obtain rights to commercialize our discoveries.

Our business and competitive position depends on our ability to protect our products and processes. We continually file patent applications for our proprietary methods, novel uses of genes, and our development products. As of the date of this report, we had been issued approximately 111 worldwide issued patents and allowed patent applications with respect to aspects of our gene portfolio, products, processes and technologies.

Our commercial success also depends in part on obtaining patent protection on genes and proteins for which we or our collaborators discover utility and on products, methods and services based on such discoveries. We have applied for patent protection on novel genes and proteins, novel mutants of known genes and their uses, partial sequences of novel proteins and their gene sequences and uses, and novel uses for previously identified genes discovered by third parties. We have applied for patents on antibodies against the proteins we have discovered, and we have sought or have had our partners seek patent protection on the antibodies we produce against these proteins. We have sought and intend to continue to seek patent protection for novel uses for genes and proteins and therapeutic antibodies that may have been patented by third parties. In such cases, we would need a license from the holder of the patent with respect to such gene or protein in order to make, use, or sell such gene or protein for such use. We may not be able to acquire such licenses on commercially reasonable terms, if at all. Our patent application filings that result from the identification of genes associated with the cause or effect of a particular disease generally seek to protect the genes and the proteins encoded by such genes as well as antibodies raised against these gene products. We also seek patent protection for our therapeutic, diagnostic, and drug screening methods and products.

A number of competitors are producing proteins from genes and claiming both the proteins as potential therapeutics as well as the antibodies against these proteins. In many cases, generic antibody claims are being issued by the USPTO even though competitors have not actually made antibodies against the protein of interest, or do not have cellular, animal, or human data to support the use of these antibodies as therapeutics. These claims on proteins as therapeutics and these claims covering all antibodies against the proteins and methods of use in broad human indications are being filed at a rapid rate, and some number of these claims have issued and may continue to issue. In addition, purified proteins, therapeutic data, and antibodies, including polyclonal antibodies, mouse monoclonal antibodies and, in some cases, fully-human monoclonal antibodies, are being generated against a large number of targets within the human genome. All of these activities may make it difficult to commercialize products, or, if licenses are made available, may make the royalty burden on these products so high as to prevent commercial success.

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

The patent positions of pharmaceutical, biopharmaceutical, and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not protect our products, processes, and technologies because of the following reasons:

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

We may not be able to obtain further patents for our products, processes, and technologies, or, if we are able to obtain further patents, these patents may not provide us with substantial protection or be commercially beneficial. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to us or the non-approval of pending patent applications could increase competition and materially adversely affect our business, financial condition, and results of operations. In addition, any application or exploitation of our technology could infringe patents or proprietary rights of others and any licenses that we might need as a result of such infringement might not be available to us on commercially reasonable terms, if at all. Third parties have indicated to us that they believe we may be required to obtain a license in order to perform certain processes that we use in the conduct of our business or in order to market potential drugs we have in development.

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

We rely upon trade secret protection for some of our confidential and proprietary information that is not the subject matter for which patent protection is being sought. We have taken security measures to protect our proprietary technologies, processes, information systems, and data and continue to explore ways to enhance such security. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators, consultants, and scientific advisors to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

•	proprietary information could be disclosed;

•	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, technology, or disclose such information; or

•	we may not be able to meaningfully protect our trade secrets.

If the security of our confidential information is breached, our business could be materially adversely affected.

We depend upon our ability to license technologies.

We may have to acquire or license certain components of our technologies or products from third parties. We may not be able to acquire from third parties or develop new technologies, either alone or with others. We may not be able to acquire licenses on commercially reasonable terms. Failure to license or otherwise acquire necessary technologies could materially adversely affect our business, financial condition, and results of operations.

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

Many of the organizations competing with 454 may have greater capital resources, research and development staffs and facilities and marketing capabilities. 454’s competitors include:

•	Applera Corporation—Applied Biosystems Inc.;

•	Affymetrix, Inc.;

•	GE Healthcare;

•	Helicos Inc.;

•	Perlegen Sciences, Inc.;

•	Solexa, Inc.;

•	universities and other research institutions; and

•	other companies recently formed or soon to be funded to develop whole genome sequencing technologies.

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

For the foreseeable future, we will rely on a single distributor, Roche, to generate product revenue. If Roche is unable to sell 454’s products effectively, it could materially and adversely affect the results of our operations.

We have granted Roche the right to be our exclusive, worldwide sales and marketing distributor for 454’s high-throughput instrument systems, proprietary kits and reagents. As a result, we are dependent on Roche and its ability to effectively market 454’s current products. If Roche is unable to sell 454’s products effectively, we will not have the ability to seek other customers for 454’s products at least until such time as satisfactory arrangements are made with Roche.

A portion of 454’s sales are to international customers and international sales are subject to risks.

454’s instrument systems and reagents will be sold internationally by Roche. 454 also offers sequencing services to clients worldwide and intends to expand its international presence. International sales entail a variety of risks, including:

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

454’s products and services are based on the combination of several complex technologies. 454 has developed some of these technologies internally and has pursued patent protection in the U.S. and other countries for certain developments, improvements, and inventions it has developed that are incorporated into 454’s products or that fall within its fields of interest. Other of the technologies utilized by 454 are owned by third parties and are used by 454 under license. There are relatively few decided court cases interpreting the scope of patent claims in these technologies, and 454 believes that its products and services do not infringe upon the technology covered by valid and enforceable patents. This belief could be successfully challenged by third parties. 454’s patent applications may not protect its products, processes and technologies because of the following reasons:

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

In addition, patent law relating to the scope of claims in the technology fields in which 454 operates is still evolving. Due to the fact that 454’s business depends in large part on advancements made in genomic sequencing technology, there remains a constant risk of intellectual property litigation affecting the company. The patent positions of organizations developing these products, services and technology, including 454, are generally uncertain and could involve complex legal and factual questions. The degree of future protection for 454’s proprietary rights is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of 454’s technologies, or, if patents are issued to 454, design around the patented technologies developed by 454. In addition, 454 could incur substantial costs in litigation if it is required to defend themselves in patent lawsuits brought by third parties, or if 454 initiates such lawsuits.

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

Although we, through 454, have developed DNA sequencing instrument systems and provide DNA sequencing services, we cannot be certain that 454 can successfully develop any new commercially acceptable products. Therefore we may not be able to recover our investment in 454.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development efforts involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Due to the small amount of hazardous materials that we generate, we do not currently maintain any environmental liability or toxic tort claim insurance coverage to cover pollution conditions or other extraordinary or unanticipated events relating to our use and disposal of hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Risks Related to Our Financial Results

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of December 31, 2005, we had total consolidated debt of $176.2 million, of which $66.2 million is due February 2007 and $110.0 million is due February 2011; and for the year ended December 31, 2005, we had a deficiency of earnings available to cover fixed charges of $75.6 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our debt that we sold in 2000 and 2004. The following table shows, as of December 31, 2005, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2006	$8.4
2007	6.4
2008	4.4
2009	4.4
2010	4.4
2011	2.2

Total	$30.2

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•	placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

We may need to raise additional funding, which may not be available on favorable terms, if at all.

We believe that we have sufficient capital to satisfy our capital needs for at least the next twenty-four months. However, our future funding requirements will depend on many factors and we anticipate that we will need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including:

•	the number, breadth, and progress of our research, product development, and clinical programs;

•	our ability to establish and maintain additional collaborations;

•	the progress of our collaborators;

•	our costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

•	the costs and timing of obtaining regulatory approvals for any of our products.

We expect that we would raise any additional capital we require through public or private equity offerings, debt financings, or additional collaborations and licensing arrangements. We cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our shareholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. The relinquishing of rights or granting of licenses on unfavorable terms could materially adversely affect our business, financial condition, and results of operations. If adequate funds are not available, our business, financial condition, and results of operations would be materially adversely affected. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace in general, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

Our quarterly operating results have fluctuated greatly and may continue to do so.

Our operating results have fluctuated on a quarterly basis. We expect that losses will continue to fluctuate from quarter to quarter and that these fluctuations may be substantial. Our results of operations are difficult to predict and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the demand for our services;

•	the nature, pricing, and timing of products and services provided to our collaborators;

•	our ability to compete effectively in our therapeutic discovery and development efforts against competitors that have greater financial or other resources or drug candidates that are in further stages of development;

•	acquisition, licensing, and other costs related to the expansion of our operations;

•	losses and expenses related to our investments;

•	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees, or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter.

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

We have a diversified portfolio of investments of which $105.9 million at December 31, 2005 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

Risks Related to Our Convertible Debt and Our Common Stock into which Our Debt is Convertible

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during fiscal year 2005, the sale price of our stock ranged from a high of $7.28 per share to a low of $2.75 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

In February 2000, in connection with the sale of our 6% convertible subordinated debentures due in 2007, we incurred $150.0 million of indebtedness. In 2004, we repurchased $20.0 million of these debentures, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. During 2005, we repurchased $63.8 million of these debentures, for total consideration of $61.5 million, plus accrued interest of $1.2 million to the date of repurchase. The remaining indebtedness of $66.2 million is due in February 2007 and our interest payment obligations on such amount through maturity is approximately $6.0 million.

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

The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which may be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.

Our convertible debt is an unsecured obligation and is not guaranteed by any of our subsidiaries. Accordingly, it is effectively subordinated to all of our current and future secured indebtedness to the extent of the assets securing the indebtedness. Furthermore, our right to receive any distribution of assets of any subsidiary upon that subsidiary’s liquidation, reorganization, or otherwise, is subject to the prior claims of creditors of that subsidiary, except to the extent we also are recognized as a creditor of that subsidiary. As a result, our convertible debt is effectively subordinated to the claims of such creditors.

There are no restrictive covenants in our indentures relating to our ability to incur future indebtedness.

The indentures governing our convertible debt due in 2007 and in 2011 do not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens, or the issuance or repurchase of securities by us or any of our subsidiaries. We may therefore incur additional debt, including secured indebtedness senior to these notes.

Our convertible debt is the exclusive obligation of CuraGen Corporation. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due under the convertible debt or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans, or advances by our subsidiaries to us could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations.

Our debt service obligations may adversely affect our cash flow.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot be certain that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings, or equity financing will be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our research and development programs. The level of our indebtedness among other things, could:

•	make it difficult for us to make payments on our notes;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	make us more vulnerable in the event of a downturn in our business.

Our ability to repurchase notes, if required, with cash upon a change in control or fundamental change may be limited.

In certain circumstances involving a change in control, we may be required to repurchase some or all of the notes due 2007. In certain circumstances involving a fundamental change, we may be required to repurchase some or all of the notes due 2011. We cannot be certain that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the notes. Our ability to repurchase the notes in such event may be limited by law, by the indenture, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time to time.

Securities we issue to fund our operations could cause dilution to our shareholders’ ownership.

We may decide to raise additional funds through a public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be reduced, and the new equity securities may have rights with priority over our common stock. We may not be able to obtain sufficient financing on terms that are favorable to us or our existing shareholders, if at all.

Any conversion of our convertible debt into shares of common stock will dilute the ownership interest of our current shareholders. The conversion price of our convertible debt due in February 2007 is $63.8275 per share and the conversion price of our convertible debt due in February 2011 is approximately $9.69 per share.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our administrative offices along with research facilities at locations in Branford, Connecticut. At December 31, 2005, we leased a total of approximately 122,000 square feet at all Branford locations. Our leases are for terms of three to six years. During 2005, we relocated all of our remaining New Haven, Connecticut based employees to our Branford, Connecticut offices and facilities. In November 2005, we sold the land we owned in Branford which was originally purchased for the purpose of constructing a new corporate headquarters and protein production facility.

We believe that our facilities are adequate for our current operations or that suitable additional leased space will be available as needed.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CRGN”. The following table sets forth, for the periods indicated, the low and high sales prices per share for our common stock, as reported by the Nasdaq National Market:

	2005
	Low	High
Quarter Ended March 31, 2005	$3.80	$7.28
Quarter Ended June 30, 2005	2.75	5.34
Quarter Ended September 30, 2005	4.25	6.61
Quarter Ended December 31, 2005	2.97	5.20

	2004
	Low	High
Quarter Ended March 31, 2004	$5.75	$9.53
Quarter Ended June 30, 2004	4.61	6.78
Quarter Ended September 30, 2004	4.08	6.23
Quarter Ended December 31, 2004	4.65	7.95

Stockholders

As of March 1, 2006, there were approximately 309 shareholders of record of our common stock and, according to our estimates, 7,739 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below are derived from our audited consolidated balance sheets as of December 31, 2005 and 2004 and the related audited consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidated statements of operations data for each of the two years in the periods ended December 31, 2002 and 2001 have been derived from our related financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenue	$23,531	$6,339	$6,918	$18,246	$23,475
Total operating expenses	97,472	98,601	86,597	115,591	84,680
Loss from operations	(73,941)	(92,262)	(79,679)	(97,345)	(61,205)
Net loss	(73,244)	(90,397)	(74,497)	(90,403)	(42,912)
Net loss per share	(1.41)	(1.81)	(1.51)	(1.85)	(0.89)
Weighted average number of common shares outstanding	51,991	49,943	49,335	48,942	48,208

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data
Cash and investments	$226,528	$328,120	$343,641	$414,809	$508,349
Working capital	213,813	312,024	326,310	404,211	496,131
Total assets	270,457	369,212	376,742	448,529	538,701
Total long-term liabilities	190,996	241,000	151,500	150,263	152,297
Accumulated deficit	453,133	379,889	289,492	214,995	124,592
Stockholders’ equity	56,436	106,897	197,681	271,504	355,945
Cash dividends declared per common share	None	None	None	None	None

Deficiency of Earnings Available to Cover Fixed Charges

The following table sets forth our consolidated deficiency of earnings available to cover fixed charges for each of our five most recent fiscal years.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Deficiency of earnings available to cover fixed charges (1) (2)	($75,605)	($97,231)	($80,634)	($95,793)	($47,968)

(1)	Earnings were inadequate to cover fixed charges. We needed additional earnings, as indicated by the deficiency of earnings available to cover fixed charges for each of the periods presented above, to achieve a ratio of earnings to fixed charges of 1.0x.
(2)	The deficiency of earnings available to cover fixed charges is computed by subtracting fixed charges from earnings before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense plus that portion of net rental expense deemed representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from our past research into the human genome and our efforts are now focused on developing and advancing potential therapeutics through preclinical and clinical development. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. Our 66% majority-owned subsidiary, 454, has commercialized advanced technologies for high-throughput genetic analysis to perform rapid and comprehensive determination of the nucleotide sequence of entire genomes—“whole genome sequencing”—and to perform ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest.

Preclinical and clinical therapeutics

We are currently focusing our resources on our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. We also maintain a portfolio of protein, antibody, and small molecule therapeutics, and targets in various stages of development in the areas of oncology, inflammatory diseases and diabetes.

Oncology Pipeline

•	Velafermin—is a protein therapeutic, recombinant human fibroblast growth factor-20, that is being investigated for both the prevention and treatment of OM, a debilitating side effect frequently experienced by cancer patients receiving treatment consisting of chemotherapy, radiotherapy or a combination thereof. In December 2005, we completed a Phase II clinical trial on velafermin that randomized 212 patients to receive a single administration of either placebo or one of three doses of velafermin. The results suggest that a single dose of 0.03 mg/kg velafermin administered to patients receiving high-dose chemotherapy with or without total body irradiation one day after reinfusion of stem cells may reduce the incidence of OM, however the primary analysis for a linear dose trend across increasing doses of velafermin did not achieve statistical significance. We plan to continue evaluating velafermin in a second Phase II trial, which is expected to begin enrolling patients during the second quarter of 2006. This study will evaluate the efficacy of 0.03 mg/kg velafermin compared to placebo for the prevention of OM, and also evaluate the activity of a single dose of either 0.01 mg/kg velafermin or 0.06 mg/kg velafermin. The safety of velafermin for the treatment of active OM was also explored in a Phase I trial of nine patients. The results from this trial suggest that multiple doses of velafermin were well-tolerated and support further evaluation in subsequent studies;

•	PXD101—is a small molecule therapeutic that inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. PXD101 is being evaluated in Phase II as a single-agent for the treatment of multiple myeloma and T-cell lymphoma, and in Phase Ib trials evaluating the safety and potential activity of PXD101 in combination with other chemotherapeutic and newer targeted drugs for colorectal cancer, ovarian cancer, and multiple myeloma;

•	CR011—is a fully-human monoclonal ADC that targets GPNMB, a protein located specifically on the surface of melanoma cells and is being evaluated as a treatment for metastatic melanoma. We expect to initiate clinical trials with CR011 in the first half of 2006;

•	CR014—is a fully-human monoclonal ADC that targets TIM-1, also known as T-cell Immunoglobulin domain and Mucin domain 1, and is in preclinical studies to evaluate its role in the treatment of ovarian cancer and renal cell carcinoma; and

•	CR012—is a fully-human monoclonal antibody that targets SLPI, also known as secretory leukocyte protease inhibitor, a protein located on the surface of certain cancer cells, and is in preclinical studies to evaluate its role in the treatment of colorectal and ovarian cancers.

Non-oncology Portfolio

•	CR002—is a fully-human monoclonal antibody that targets PDGF-D, also known as platelet-derived growth factor D, and has been investigated for the treatment of kidney inflammation associated with diabetic nephropathy, IgA nephropathy and lupus nephritis. A Phase I study of CR002 in 40 healthy male volunteers was completed in 2005 and the safety, tolerability, and pharmacokinetic and pharmacodynamic profile are supportive of additional clinical trials. We are looking to license CR002 to a partner with the necessary resources and expertise required for developing this potential therapeutic; and

•	BAY 76-7171—is a small molecule therapeutic that is being investigated as a potential treatment for type 2 diabetes. This compound was identified under our ongoing metabolic disease collaboration with Bayer and is expected to enter clinical trials in the first half of 2006.

In addition, we have several potential protein, antibody, and small molecule therapeutics that have been or are being prepared to be evaluated in animal studies. We will continue to evaluate strategic opportunities for these assets through partnerships, licensing, or the filing of IND applications in the future.

454 Life Sciences Corporation

454 was formed in 2000 as our majority-owned subsidiary. 454 has commercialized advanced technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. The GS20 sequences more than 20 million bases from over 200,000 independent DNA fragments per five-hour run on a single instrument. We believe 454’s affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

Commencing in 2004, 454 began offering, on a fee for service basis, high-throughput sequencing at its 454 SC for the analysis of virus, bacteria and small fungi, and in 2005, 454 began commercializing its instrument systems and reagents to customers. In May 2005, 454 signed a five-year exclusive worldwide agreement with F. Hoffmann-La Roche Ltd for the promotion, sales and distribution of the GS20 and reagents by Roche. During the fourth quarter of 2005 the installed base of the GS20 more than doubled, bringing the total installed base to twenty GS20s as of December 31, 2005. As 454’s instruments and reagents are commercialized by Roche and contract sequencing services are performed by 454, we anticipate that 454 will contribute revenue and value to the consolidated entity.

Summary

We expect to generate value for our shareholders by developing novel therapeutics. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: 454 grant, service, milestone and product revenue; and interest income.

We expect to continue incurring substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs identified by our platform as being promising and synergistic with our products and expertise; and 454, as it continues to work on the development and commercialization of its technology for whole genome analysis. Conducting clinical trials is a lengthy, time-

consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years, unless we are able to realize significant revenues through 454’s sales of genomic analysis services and the GS20. The timing and amounts of such revenues cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

The 2004 and 2003 consolidated financial statements have been reclassified to conform to the classifications used in 2005. See Note 1 to our consolidated financial statements for reclassifications.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Overview

We recognize revenue when all four criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees.

Grant Revenue

Grant revenue is recorded when qualifying expenses are incurred for the research that is performed as set forth under the terms of 454’s federal grant award agreements from the NHGRI.

Instrument and Reagent Sales and Royalties

Revenue from instruments sold directly by 454 is recognized upon the completion of installation of the equipment and training of customer personnel. For those customers, 454 needed to determine the completion of each of these deliverables before revenue could be recognized. Additionally, certain customers require that 454’s instruments be tested prior to their acceptance of the instruments. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales that are directly sold by 454 are recognized upon shipment of the products under FOB shipping or upon receipt by 454’s customer under FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders. Included with instruments sold directly by 454, is a maintenance contract which generally is for one year. Revenue for the maintenance contract is recognized ratably over the term. In 2005, 454 commercialized its GS20 which includes instrument systems and reagents. In October 2005, Roche began selling and distributing the GS20 products worldwide. 454 sells the GS20 components to Roche at an agreed upon transfer price. Additionally, 454 earns a royalty on sales to third parties completed by Roche. Sales of instruments and reagents to Roche have been recognized upon shipment of products under FOB shipping point as risk of loss transfers to Roche once 454’s products are loaded onto a Roche carrier. 454’s return policies for product sales require that 454 either replace defective products with new products or repair the defective products. 454’s returns to date have not been significant; however, if 454 were to experience an increase in returns, 454’s gross margins could be adversely affected. Royalties on sales to third parties completed by Roche are recognized based upon royalty reports received from Roche at the end of each calendar quarter.

Collaboration Revenue

Collaboration revenue is generated primarily under our Pharmacogenomics Agreement (the “Bayer Agreement”) with Bayer and under the Roche License, Supply and Distribution Agreement dated May 11, 2005 between 454 and F. Hoffmann-La Roche Ltd (the “Roche License Agreement”). Payments under the terms of these agreements consist of non-refundable fixed quarterly payments received in advance under the Bayer Agreement and up-front payments and commission/royalty sales-based payments under the Roche License Agreement.

The non-refundable fixed quarterly payments received in advance under the Bayer Agreement relate to our future performance of services and are deferred and recognized as revenue when the future performance occurs, based upon the satisfaction of defined metrics of completion, as outlined in the Bayer Agreement, which include proportional performance and project specific deliverables. These metrics are reviewed internally each month to determine the work performed, deliverables met, and, if required, deliverables accepted by Bayer. We estimate the time period over which services will be provided and the level of effort in each period. In the event that we under or overestimate the level of services performed or the costs of such services, our actual revenues could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Under the Roche License Agreement, we are entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. Commission/royalty sales-based payments under the Roche License Agreement will be recorded in revenue as earned. However, to date we have not earned any commission/royalty sales-based payments. In evaluating revenue recognition for up-front milestone payments and for commission/royalty sales-based payment, we estimate the date the milestone was earned and make judgments as to the method by which to amortize the revenue and which of the payments were up-front milestone and which of the payments were commission/royalty sales-based payments.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, we have not adjusted our estimates at any particular balance sheet date in any material amount. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Inventory

Inventory is recorded at the lower of cost or market. Cost includes material, labor and estimates related to manufacturing overhead costs. Cost is determined using the first-in-first-out method for non-lot controlled items and on the specific identification basis for lot controlled items. Lot controlled items relate to critical components in 454’s instrument and reagent manufacturing process. In order to state inventory at net realizable value, 454 records adjustments to inventory for potentially excess, obsolete or impaired goods based upon historical turnover and assumptions about future demand for its instrument and reagent manufacturing process and market conditions. To date, these adjustments have been immaterial. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory would result in a corresponding increase to cost of revenues.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004	$ Change	% Change
Grant revenue	$2.8	$1.2	$1.6	133%
Instrument and reagent sales and royalties	12.6	—	12.6	100%
Collaboration revenue	8.1	5.1	3.0	59%
Grant research expenses	2.2	0.9	1.3	144%
Cost of instrument and reagent sales	4.7	—	4.7	100%
Research and development expenses	69.1	72.7	(3.6)	(5)%
Asset impairment expense	—	1.9	(1.9)	(100)%
General and administrative expenses	18.7	19.1	(0.4)	(2)%
Restructuring and related charges	2.8	4.0	(1.2)	(30)%
Interest income	8.3	8.2	0.1	1%
Interest expense	11.7	12.9	(1.2)	(9)%
Gain (loss) on extinguishment of debt	1.8	(0.3)	2.1	(700)%
Income tax benefit	0.2	1.2	(1.0)	(83)%
Minority interest in subsidiary loss	2.2	5.7	(3.5)	(61)%

Net loss	$73.2	$90.4

The following table sets forth a comparison of revenue by segment, for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004	$ Change	% Change
Grant revenue:
454	$2.8	$1.2	$1.6	133%

Total	$2.8	$1.2

Instrument and reagent sales and royalties
454	$12.6	$—	$12.6	100%

Total	$12.6	$—

Collaboration revenue:
CuraGen	$4.8	$4.7	$0.1	2%
454	3.3	0.4	2.9	725%

Total	$8.1	$5.1

Grant revenue.    The increase in grant revenue for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was a result of two federal grants awarded to 454 in May and September 2004 from the NHGRI, one of the NIH. These grants partially funded the continued scale up of 454’s technology. We expect 2006 grant revenue to decrease in comparison to 2005 based on the research plans outlined under these two grants.

Instrument and reagent sales and royalties.    During 2005, 454 began selling its GS20 and proprietary kits and reagents, and recognized $12.6 million in revenue related to sales to its customers. During the first nine months of 2005, 454’s customer base included genomic sequencing centers and academic institutions. In October 2005, Roche began selling and distributing the GS20 products worldwide. Under the Roche License Agreement, 454 manufactures and sells the GS20 related proprietary kits and reagents to Roche, at an agreed upon transfer price, and earns a royalty on sales to third parties completed by Roche. We expect that 2006 instrument and reagent sales and royalties will increase as the GS20 is distributed worldwide by Roche.

Collaboration revenue.    CuraGen’s collaboration revenue for the year ended December 31, 2005 was consistent with 2004. We expect that our 2006 collaboration revenue will decrease to approximately $3.0 million as compared to 2005, reflecting the expected completion, during the first half of 2006, of the remaining work under the Bayer Agreement.

The increase in 454’s collaboration revenue for year ended December 31, 2005 as compared to 2004, was related to additional sales of genomic analysis services and revenue recognized in the fourth quarter, in addition to the amortization of the milestone payments from Roche. We expect 454’s 2006 collaboration revenue to increase as additional sales of genomic analysis services are expected due to the acceptance of 454’s technology in the marketplace, as revenue is recognized for a full year of amortization of the 2005 up-front milestones received from Roche, and as additional milestone revenue is recognized for amortization related to up-front payments expected from Roche in 2006. Revenue is recognized for these milestones beginning on the later of either the date the milestone is earned or the date of the Roche commercial launch which was in October 2005, through the end of the Roche Agreement in October 2010.

Grant research expenses.    The increase in grant research expenses for the year ended December 31, 2005 as compared to 2004, was a result of two federal grants awarded to 454 in May and September 2004 from the NIH, which partially funded the scale up of 454’s technology. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. These expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award. We expect 2006 grant expenses to decrease in comparison to 2005 based on the research plan outlined under these two grants.

Cost of instrument and reagent sales.    Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Certain items that were previously capitalized as fixed assets were transferred into raw material at the net book value on February 1, 2005. In October 2005, 454 began selling the GS20 components to Roche at an agreed upon transfer price. 454 also earns a royalty on sales to third parties completed by Roche. We expect the cost of instrument and reagent sales to increase in 2006 due to the expected increase in volume of unit sales to Roche. Moreover, as a result of the costs of manufacturing instrumentation and reagents for commercial sale being capitalized into inventory at their net book value on February 1, 2005, and selling instruments and reagents to Roche at agreed upon transfer prices effective October 2005, the profit margin we earn on GS20 components is expected to decrease in 2006 as compared to 2005.

Research and development expenses.    The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004	$ Change	% Change
Research and development expenses:
CuraGen	$57.2	$59.7	$(2.5)	(4)%
454	11.9	13.0	(1.1)	(8)%

Total	$69.1	$72.7

Research and development expenses consist primarily of: contractual and manufacturing costs of our drug pipeline; salary and benefits; perpetual license fees and milestone payments; supplies and reagents; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated on four major project areas: clinical candidates; 454; preclinical drug candidates; and collaborations. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2005 and 2004 by the major categories mentioned above (in millions):

	2005	2004	$ Change	% Change
Contractual and manufacturing costs	$20.4	$16.6	$3.8	23%
Salary and benefits	17.1	22.2	(5.1)	(23)%
Perpetual license fees and milestone payments	10.9	7.8	3.1	40%
Supplies and reagents	7.6	11.7	(4.1)	(35)%
Depreciation and amortization	4.3	5.2	(0.9)	(17)%
Allocated facility costs	8.8	9.2	(0.4)	(4)%

Total research and development expenses	$69.1	$72.7

The decrease in CuraGen’s research and development expenses for the year ended December 31, 2005, as compared to 2004 was primarily due to reductions in salary and benefits, and supplies and reagents, in connection with the September 2005 and October 2004 restructuring plans; as well as a decrease in perpetual license fees offset by an increase of $7.2 million in milestone payments made to TopoTarget; offset by increased contractual service costs related to clinical trials and manufacturing, and the Bayer metabolic disorder collaboration agreement. We anticipate our research and development expenses for 2006 will decrease slightly as compared to research and development expenses for the full year 2005.

The decrease in research and development expenses for 454 for the year ended December 31, 2005, as compared to 2004, was primarily due to lab supplies and reagents and contractual services recorded as grant research expenses in 2005 that were classified as research and development expenses in 2004. Although there was a net increase in personnel, various personnel that were in research and development in 2004 were moved into instrument and reagent production in 2005, and, as such, salary and benefits, supplies and reagents, and allocated facility costs which were expensed as research and development in 2004 were capitalized into inventory and expensed as costs of goods sold in 2005 when the corresponding products were sold. 454 also hired a number of additional research and development personnel in 2005. We expect 454’s research and development expenses to increase in 2006 as compared to 2005 in support of anticipated new product launches.

As soon as CuraGen advances a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of December 31, 2005, as well as the current direct research and development expenses for the years ended December 31, 2005 and 2004 which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate:

		Clinical Trial Costs
Therapeutic Area and Clinical Candidate	Class	Cumulative as of December 31, 2005 (since commencement of Phase I trial) (in millions)	Year Ended December 31, 2005 (in millions)	Year Ended December 31, 2004 (in millions)	Indication	Trial Status
Cancer Supportive Care
Velafermin	Protein	$25.6	$8.9	$10.5	Oral Mucositis	Phase II

Oncology
PXD101	Small Molecule	$19.0	$16.4	$2.6	Various Cancers	Phase II

Kidney Inflammation
CR002	Antibody	$1.5	$1.0	$0.5	Kidney Inflammation	Phase I

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to velafermin, PXD101 and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities, as described more fully in the Risk Factors titled “We have a history of operating losses and expect to incur losses in the future” and “We may need to raise additional funding, which may not be available on favorable terms, if at all.” Accordingly, the timing of the potential market approvals for our existing clinical stage product candidates, velafermin, PXD101, CR002, and future product development candidates, will have a significant impact on our capital requirements.

General and administrative expenses.    The following table sets forth a comparison of general and administrative expenses by segment, for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004	$ Change	% Change
General and administrative expenses:
CuraGen	$12.2	$14.3	(2.1)	(15)%
454	6.5	4.8	1.7	35%

Total	$18.7	$19.1

The decrease in CuraGen’s general and administrative expenses for the year ended December 31, 2005, as compared to 2004, was a result of careful control of expenses, as well as the 2005 and 2004 corporate restructurings and lower patent prosecution costs. Our general and administrative expenses are expected to remain constant for the full year 2006 as compared to 2005.

The increase in 454’s general and administrative expenses for the year ended December 31, 2005, as compared to 2004, is attributable to the growth in the employee base as a result of the commercialization of 454’s GS20. Accordingly, 454’s general and administrative expenses are expected to continue to increase during 2006 as compared to 2005.

Restructuring and related charges.    In connection with the 2005 restructuring plan, we recorded a charge of $2.8 million, including $1.1 million related to employee separation costs, $1.5 million of operating lease obligations and $0.2 million of asset impairment costs. The cash requirements under the 2005 restructuring plan were $2.5 million, of which $0.6 million was paid prior to December 31, 2005. The remaining cash requirements of $1.9 million will be paid through 2007.

Interest income.    Interest income for year ended December 31, 2005 increased slightly compared to 2004 primarily due to higher yields in our investment portfolio offset by lower cash and investment balances. We earned an average yield of 2.9% in 2005 as compared to 2.2% in 2004. In 2006 we expect the yields in our investment portfolio to be slightly higher than 2005. However, due to the continued utilization of cash and investment balances in the normal course of operations, we anticipate interest income to decrease by approximately $2.5 million in 2006. In the event that during 2006 we use cash to repay a portion of our remaining existing debt due in 2007, our estimate of the anticipated decrease in interest income for 2006 will differ accordingly.

Interest expense.    The decrease in interest expense for the year ended December 31, 2005 as compared to 2004 related to the second and third quarter 2005 repurchases of $14.0 million and $49.8 million, respectively, of our 6% convertible subordinated debentures due 2007. We expect interest expense to be approximately $9.3 million during 2006, primarily attributable to the interest paid semi-annually to the holders of our $66.2 million 6% convertible subordinated debentures due in 2007, and our $110.0 million 4% convertible subordinated notes due in 2011. In the event that during 2006 we use cash to repay a portion of our remaining existing debt due in 2007, our estimate of 2006 interest expense will differ accordingly.

Gain on extinguishment of debt.    During the year ended December 31, 2005, we repurchased $63.8 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $61.5 million, plus accrued interest to the date of repurchase of $1.2 million. As a result of these transactions we recorded a gain of $1.8 million in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit.    CuraGen recorded an income tax benefit of $0.4 million during the year ended December 31, 2005 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the years ended December 31, 2005 and 2004, the income tax benefit included adjustments resulting from the expiration of the State of Connecticut statute, as they relate to the Year 2001 and Year 2000 income tax benefit, respectively. During the year ended December 31, 2005, 454 recorded an income tax expense of $0.2 million as a result of 454’s Federal Alternative Minimum Tax (“AMT”) liability. The 2005 AMT expense for 454 is shown as an offset to CuraGen’s income tax benefit. Due to 454’s history of operating losses, management has recorded a valuation allowance equal to the AMT deferred tax asset. We expect the 2006 income tax benefit for CuraGen to be consistent with 2005. We do not expect an income tax expense for 454 in 2006.

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2005 (which is the portion of 454’s loss attributable to shareholders of 454 other than CuraGen) decreased as compared to 2004 due to the decrease in 454’s losses during 2005. During 2006, losses attributable to the minority ownership in 454 are expected to be consistent with 2005. In the event that during 2006 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen, as the minority shareholders have no future obligations to fund future losses.

The following table sets forth a comparison of the components of our net loss for the years ended December 31, 2004 and 2003 (in millions):

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

The following table sets forth a comparison of revenue by segment, for the years ended December 31, 2004 and 2003 (in millions):

	2004	2003	$ Change	% Change
Grant revenue:
454	$1.2	$—	$1.2	100%

Total	$1.2	$—

Collaboration revenue:
CuraGen	$4.7	$6.9	$(2.2)	(32)%
454	0.4	—	0.4	100%

Total	$5.1	$6.9

Grant revenue.    The increase in grant revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the National Human Genome Research Institute, one of the NIH. Each of these grants allowed 454 to recover all expenses that were directly related to the research outlined in the grant award for 90 days prior to the grant award date.

Collaboration revenue.    The decrease in CuraGen’s collaboration revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily related to a decline in revenue recognized from various strategic alliances and in the volume of projects related to the Bayer Agreement during the fourth quarter of 2004.

The increase in 454’s collaboration revenue for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was related to the sales of genomic analysis services as 454 began to commercialize its sequencing platform.

Grant research expenses.    The increase in grant research expenses for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was a result of two federal grants awarded to 454 in May 2004 and September 2004 from the NIH, which will partially fund the scale up of 454’s technology toward sequencing larger genomes. Grant research expenses for the first grant were recorded beginning in mid-May 2004 and for the second grant beginning at the end of September 2004. The expenses included personnel costs and lab supplies that were directly related to the research outlined in the grant award.

Research and development expenses.    The following table sets forth a comparison of research and development expenses by segment, for the years ended December 31, 2004 and 2003 (in millions):

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

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2004 and 2003 by the major categories mentioned above (in millions):

	2004	2003	$ Change	% Change
Salary and benefits	$22.2	$24.6	$(2.4)	(10)%
Supplies and reagents	11.7	12.5	(0.8)	(6)%
Contractual and manufacturing costs	16.6	12.6	4.0	32%
Perpetual license fees	7.8	—	7.8	100%
Depreciation and amortization	5.2	5.5	(0.3)	(5)%
Allocated facility costs	9.2	9.3	(0.1)	(1)%

Total research and development expenses	$72.7	$64.5

The increase in CuraGen’s research and development expenses for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to: an increase in contractual and manufacturing costs related to our preclinical studies and clinical trials, and perpetual license fee payments during the second quarter of 2004 of approximately $7.0 million (primarily related to the TopoTarget and Seattle Genetics collaborations); offset by a reduction in the first quarter of 2004 of prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for the Abgenix collaboration. In addition, decreases in salary and benefits, and supplies and reagents, in connection with the October 2004 restructuring plan offset the overall increases in research and development expenses.

The increase in research and development expenses for 454 for the year ended December 31, 2004 was primarily due to increased personnel costs, lab supplies and reagents, and depreciation expense associated with developing its 454 SC and manufacturing capabilities in connection with the preparation for commercialization of 454’s technology.

As soon as CuraGen starts to conduct a Phase I clinical trial for a potential therapeutic, we begin to track the direct research and development expenses associated with that clinical candidate. The following table shows cumulative direct research and development expenses associated with each clinical candidate as of December 31, 2004 as well as the current direct research and development expenses for the years ended December 31, 2004 and 2003:

		Clinical Trial Costs
Therapeutic Area and Clinical Candidate	Class	Cumulative as of December 31, 2004 (since commencement of Phase I trial) (in millions)	Year Ended December 31, 2004 (in millions)	Year Ended December 31, 2003 (in millions)	Indication	Trial Status
Cancer Supportive Care
Velafermin	Protein	$16.7	$10.5	$6.2	Oral Mucositis	Phase II

Oncology
PXD101	Small Molecule	$2.6	$2.6	$—	Various Cancers	Phase II

Kidney Inflammation
CR002	Antibody	$0.5	$0.5	$—	Kidney Inflammation	Phase I

Asset impairment expense.    During the third quarter of 2004, we had an independent market value appraisal performed on the land we owned in Branford, Connecticut. This property was being held for the possible future construction of a corporate headquarters and protein production facility. At September 30, 2004, the appraised market value of the property was below the holding value. Therefore, an asset impairment expense of $1.9 million was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2004 remained constant as compared to 2003.

Restructuring and related charges.    Restructuring and related charges of approximately $4.0 million were incurred in the fourth quarter of 2004 as a part of our October 2004 corporate restructuring plan. In connection with the 2004 restructuring plan, we incurred $3.0 million related to employee separation costs and $1.0 million of asset impairment costs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and included amounts to be paid for severance and related benefits, the services for which had been performed in full as of the end of 2004. The cash requirements under the October 2004 restructuring plan were $2.7 million, of which $2.2 million were paid prior to December 31, 2004. The remaining cash requirements of $0.5 million were paid through June 2005.

Interest income.    Interest income for the year ended December 31, 2004 as compared to the year ended December 31, 2003, decreased primarily due to the utilization of cash and investment balances in the normal course of operations and the repurchase of $20.0 million of our 6% convertible subordinated debentures due in 2007, as well as lower yields in our investment portfolio, offset by the receipt of net proceeds of approximately $106.2 million from our 4% convertible subordinated notes due in 2011. We earned an average yield of 2.2% in 2004 as compared to 2.3% in 2003.

Interest expense.    Interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003, increased primarily due to the issuance during 2004 of $110.0 million of our 4% convertible subordinated notes due in 2011, offset by the repurchase in 2004 of $20.0 million of our 6% convertible subordinated debentures due in 2007.

Loss on extinguishment of debt.    In February 2004, we repurchased $20.0 million of our 6% convertible subordinated debentures due in 2007, for total consideration of $20.0 million, plus accrued interest of $0.05 million to the date of repurchase. As a result of the transaction, we recorded a loss of approximately $0.3 million in “Loss on extinguishment of debt,” due to the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

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

Minority interest in subsidiary loss.    Minority interest in subsidiary loss for the year ended December 31, 2004 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) remained relatively consistent with 2003.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; revenues received under our collaborative research agreements; government grants; sales and royalties from sales of instruments and reagents; and receipts of milestone payments. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

During 2005, we repurchased $63.8 million of our 6% convertible subordinated debentures due February 2007, for total consideration of $61.5 million, plus accrued interest to the date of repurchase of $1.2 million. As a result of these transactions, we recorded a gain of $1.8 million in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

In August 2005, we issued 4,000,000 shares of our common stock at a public offering price of $5.50 per share. Net proceeds, after underwriting discounts and stock issuance costs, were $20.8 million. The net proceeds were used during August and September 2005 in the repurchases of our outstanding convertible subordinated debentures as described above.

Under the financial terms of the agreement entered into with TopoTarget in June 2004, we made a $5.0 million equity investment in TopoTarget, which was recorded as a Convertible Loan Receivable. On June 10, 2005, TopoTarget completed an initial public offering of 11,500,000 shares of common stock at a per share price of DKK 22,50 ($3.70 USD). Simultaneously, on June 10, 2005, the Convertible Loan Receivable in the amount of $5.3 million (including accrued interest) was automatically converted into 1,429,687 shares of TopoTarget common stock, providing us with an approximate 3.58% ownership in TopoTarget. In February 2005, under the terms of the license and collaboration agreement entered into with TopoTarget, we paid TopoTarget a milestone payment of $2.4 million upon the initiation of a Phase II clinical study for PXD101. In August 2005, we paid TopoTarget a milestone payment of $4.8 million for extension of the PXD101 Phase II program into the United States.

In November 2005, we completed the sale of the land we owned in Branford, Connecticut for $2.9 million. The sale resulted in a gain of $0.3 million, after a 2004 asset impairment charge of $1.9 million.

In May 2005, 454 entered into an exclusive five-year worldwide agreement with F. Hoffmann-La Roche Ltd for the promotion, sale, and distribution of 454’s products, including the GS20 and 454’s proprietary kits and reagents by Roche. Under the terms of the agreement, 454 may receive up to $62.0 million in license fees, milestones related to instrument releases, minimum royalties and research funding, in addition to a margin on products manufactured for Roche.

In October 2005, 454 and Roche announced the commercial launch, including worldwide sales and distribution, of the GS20 and reagents from 454 by Roche. Roche Applied Science, a business unit of Roche, is now selling 454’s products worldwide through its extensive sales and marketing teams, distributing 454’s products through its established supply chain, and providing technical support to purchasers of the GS20 and the associated proprietary kits and reagents. As of December 31, 2005, 454 had received $19.0 million in up-front milestone payments from Roche following 454’s achievement of the initial milestones under the agreement, as well as the milestone related to the launch of the GS20.

During 2004 454 received two federal grants that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments.    The following table depicts the components of our operating, investing and financing activities for the years ended December 31, 2005 and 2004, using the direct cash flow method (in millions):

	2005	2004
Cash received from collaborators, customers and grantors	$38.0	$6.7
Cash paid to suppliers and employees	(86.1)	(85.3)
Restructuring and related charges paid	(1.4)	(3.0)
Interest income received	8.1	8.1
Interest expense paid	(12.2)	(10.6)
Income tax benefit received	0.5	—

Net cash and investments used in operating activities	(53.1)	(84.1)

Cash paid to acquire property and equipment, net of sales proceeds	(6.0)	(9.6)
Cash paid to acquire non-perpetual licenses	(0.8)	(1.1)
Convertible loan to collaborator	—	(5.0)

Net cash and investments used in investing activities	(6.8)	(15.7)

Cash paid for principal portion of capital leases	—	(0.2)
Cash received from employee stock option exercises	0.7	0.9
Cash received from the issuance of common stock, net of stock issuance costs	20.8	106.2
Cash paid for extinguishment of debt	(61.5)	(20.0)

Net cash and investments (used in) provided by financing activities	(40.0)	86.9

Unrealized loss on short-term investments and marketable securities	(1.7)	(2.6)

Net decrease in cash and investments	(101.6)	(15.5)
Cash and investments, beginning of period	328.1	343.6

Cash and investments, end of period	$226.5	$328.1

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

Future Liquidity.    During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; instrument and reagent sales and royalties; collaboration revenue; milestone payments; interest income; grant revenue; potential public securities offerings; and/or private strategic-driven common stock offerings. We plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as to advance 454’s next-generation sequencing technologies. Accordingly, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; supplies and reagents; potential milestone payments; and costs related to 454. In addition, we expect the payments of interest to the holders of our convertible subordinated debt due in 2007 and 2011 to be a continued significant use of liquidity.

Depending on market and other conditions, we may continue to repurchase or refinance portions of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. Such repurchases may be material and may affect interest income and interest expense as well as gains or losses on extinguishment of debt. In addition, we also may use sources of liquidity for working capital, and for general corporate purposes and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. Our operating and capital expenditures are considered to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the remaining balance of our $66.2 million of 6% convertible subordinated debentures due February 2, 2007, and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with our future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of December 31, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations (1)	$176.2	$—	$66.2	$—	$—	$—	$110.0
Interest on convertible subordinated debt (1)	30.2	8.4	6.4	4.4	4.4	4.4	2.2
Operating leases (2)	7.6	2.7	2.6	1.2	0.4	0.4	0.3
Purchase commitments (3)	36.7	22.6	5.5	1.4	1.3	1.3	4.6
Other long-term liabilities (4)	0.5	—	0.5	—	—	—	—

Total	$251.2	$33.7	$81.2	$7.0	$6.1	$6.1	$117.1

(1)	Refer to Note 11 to our consolidated financial statements for additional discussion.
(2)	Refer to Note 6 to our consolidated financial statements for additional discussion.
(3)	Includes: commitments for capital expenditures; costs associated with our clinical trial development and other supporting arrangements, which are subject to certain limitations and in certain circumstances cancellation clauses; and purchase orders and supply commitments issued to 454 vendors for production and research and development materials. Excludes amounts included on our balance sheet as liabilities and certain purchase obligations and potential future milestone payments as discussed below.
(4)	Refer to Note 15 to our consolidated financial statements for additional discussion.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Purchase obligations for CuraGen’s supplies and reagents are not included in the table above, as its purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. CuraGen’s purchase orders are based on current operating needs and are fulfilled by vendors within short time periods. In addition, CuraGen does not have significant agreements for the purchase of supplies and reagents specifying minimum quantities or set prices.

Under the Research and Development Agreement between F. Hoffmann-La Roche Ltd and 454 Life Sciences (the “Roche Research and Development Agreement”), 454 is committed to invest minimum amounts for system research and development projects and application research and development projects. These internal research and development investments under the Roche Research and Development Agreement are not included in the table above, as these are not commitments for funds, but for internal research and development.

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

Income Taxes

For income tax purposes, we do not file consolidated income tax returns with 454. As of December 31, 2005, we and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, research and development tax credit carryforwards available to offset future federal and Connecticut income taxes and 454 has an AMT credit carryforward available to offset future federal income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$478.0	2008 to 2026	$415.2	2021 to 2026
454	$31.9	2023 to 2026	$31.6	2023 to 2026

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$16.7	2009 to 2026	$12.5	2015 to 2020
454	$2.3	2021 to 2026	$2.8	2017 to 2020

Alternative Minimum Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
454	$0.3	N/A	N/A	N/A

Recently Enacted Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The provisions of SFAS 151 should be applied prospectively. We have evaluated and recorded inventory costs under the provisions of SFAS 151 and there was no material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and which supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. In addition, in March 2005, the FASB issued Staff Accounting Bulletin No. 107 which provided guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first annual reporting period that begins after June 15, 2005, and therefore, we will adopt SFAS 123R on January 1, 2006. Effective with the adoption of SFAS 123R the proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost and the transition method to be used at date of adoption. For public companies the available transition methods include modified prospective and retroactive adoption options. We have evaluated the requirements of SFAS 123R, and expect that its adoption will have a material impact on our consolidated results of operations. See Note 1 to our consolidated financial statements for a more detailed description of our evaluation of the effects of the adoption of SFAS 123R.

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

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets, or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-06 will be applied prospectively and is effective for periods beginning after June 29, 2005. We do not believe its adoption will have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, we had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. We do not anticipate that the adoption of these statements will have a material impact on our financial statements.

Certain Factors That May Affect Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements are subject to certain risks and uncertainties. Examples of such statements include, but are not limited to, “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about our:

•	anticipated progress of clinical development programs;

•	anticipated progress in technology development and commercialization strategy;

•	results and projected timetables of our clinical trials;

•	potential future licensing fees, milestone payments, grants and royalty payments;

•	ability to market, commercialize and achieve market acceptance for our product candidates or products that we develop;

•	expected future financial results, including estimated revenues, operating expenses, interest income, interest expense, income tax benefit and minority interest in subsidiary loss;

•	estimates regarding the future sufficiency of our cash resources;

•	expectation that we may repurchase or refinance a portion of the existing 6% convertible subordinated debentures due 2007; and

•	plans to continue to explore alternative sources for financing our business activities.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements, therefore, should be considered in light of all of the information included or referred to in this report, including the cautionary information set forth under the heading Risk Factors above. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Currently, we maintain approximately 9% of our cash and investments in financial instruments with original maturity dates of three months or less, 10% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 81% in financial instruments with original maturity dates of equal to or greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $2.7 million decrease or increase in the fair value of our cash and investments.

Our outstanding long-term liabilities as of December 31, 2005 consisted primarily of $66.2 million of our 6% convertible subordinated debentures due February 2, 2007, $110.0 million of our 4% convertible subordinated notes due February 15, 2011, $14.3 million in deferred revenue and an accrued long-term liability of $0.5 million for the remaining future minimum payments under a license agreement (see Note 15 to our consolidated financial statements). As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2005, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated at $65.2 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated at $71.1 million.

Item 8.	Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,757	$23,849
Short-term investments	22,267	83,921
Marketable securities	183,504	220,350

Cash and investments	226,528	328,120
Income taxes receivable	709	829
Inventory	4,103	—
Accounts receivable	3,491	234
Prepaid expenses	1,522	1,563

Total current assets	236,353	330,746
Property and equipment, net	21,705	24,132
Intangible and other assets, net	12,399	14,334

Total assets	$270,457	$369,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,943	$1,840
Accrued expenses	3,864	4,143
Accrued payroll and related items	1,775	2,075
Interest payable	3,305	4,900
Current portion of deferred revenue	7,766	4,244
Other current liabilities	2,887	1,520

Total current liabilities	22,540	18,722

Long-term liabilities:
Convertible subordinated debt	176,228	240,000
Accrued long-term liabilities	518	1,000
Deferred revenue, net of current portion	14,250	—

Total long-term liabilities	190,996	241,000

Commitments and contingencies

Minority interest in subsidiary	485	2,593

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 55,642,080 shares at December 31, 2005, and 50,646,538 shares at December 31, 2004	556	506
Additional paid-in capital	514,862	489,725
Accumulated other comprehensive loss	(2,833)	(1,114)
Accumulated deficit	(453,133)	(379,889)
Unamortized stock-based compensation	(3,016)	(2,331)

Total stockholders’ equity	56,436	106,897

Total liabilities and stockholders’ equity	$270,457	$369,212

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue
Grant revenue	$2,826	$1,207	$—
Instrument and reagent sales and royalties	12,558	—	—
Collaboration revenue	8,147	5,132	6,918

Total revenue	23,531	6,339	6,918

Operating expenses
Grant research	2,201	847	—
Cost of instrument and reagent sales	4,688	—	—
Research and development	69,080	72,743	64,545
Asset impairment	—	1,909	—
General and administrative	18,686	19,102	19,164
Restructuring and related charges	2,817	4,000	2,888

Total operating expenses	97,472	98,601	86,597

Loss from operations	(73,941)	(92,262)	(79,679)
Interest income	8,271	8,266	8,890
Interest expense	(11,701)	(12,941)	(9,845)
Gain (loss) on extinguishment of debt	1,766	(294)	—

Loss before income tax benefit and minority interest in subsidiary loss	(75,605)	(97,231)	(80,634)
Income tax benefit	168	1,182	429
Minority interest in subsidiary loss	2,193	5,652	5,708

Net loss	($73,244)	($90,397)	($74,497)

Basic and diluted net loss per share	$(1.41)	$(1.81)	$(1.51)

Weighted average number of shares used in computing basic and diluted net loss per share	51,991	49,943	49,335

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Number of Shares	Common Stock	Number of Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Loss
January 1, 2003	49,362,463	$494	12,500	($49)	$483,824	$3,357	($214,995)	($1,127)	$271,504
Net loss	—	—	—	—	—	—	(74,497)	—	(74,497)	($74,497)
Unrealized losses on marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	(1,833)	—	—	(1,833)	(1,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	($76,330)

Retirement of treasury stock	(12,500)	—	(12,500)	49	(49)	—	—	—	—
Retirement of restricted stock	(11,111)	—	—	—	(78)	—	—	78	—
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	668	668
Employee stock option activity	390,765	4	—	—	1,436	—	—	—	1,440
Non-employee stock option activity	22,400	—	—	—	106	—	—	—	106
Stock-based 401(k) employer plan match	144,605	1	—	—	634	—	—	—	635
Stock issuance costs	—	—	—	—	(342)	—	—	—	(342)

December 31, 2003	49,896,622	$499	—	$—	$485,531	$1,524	($289,492)	($381)	$197,681
Net loss	—	—	—	—	—	—	(90,397)	—	(90,397)	($90,397)
Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	(2,638)	—	—	(2,638)	(2,638)

Comprehensive loss	—	—	—	—	—	—	—	—	—	($93,035)

Issuance of restricted stock	385,895	4	—	—	2,400	—	—	(2,400)	4
Retirement of restricted stock	(6,777)	—	—	—	(46)	—	—	46	—
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	404	404
Employee stock option activity	232,588	2	—	—	1,038	—	—	—	1,040
Non-employee stock option activity	20,000	—	—	—	95	—	—	—	95
Stock-based 401(k) employer plan match	118,210	1	—	—	707	—	—	—	708

December 31, 2004	50,646,538	$506	—	$—	$489,725	($1,114)	($379,889)	($2,331)	$106,897
Net loss	—	—	—	—	—	—	(73,244)	—	(73,244)	($73,244)
Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment (see disclosure below)	—	—	—	—	—	(1,719)	—	—	(1,719)	(1,719)

Comprehensive loss	—	—	—	—	—	—	—	—	—	($74,963)

Issuance of common stock	4,000,000	40	—	—	21,960	—	—	—	22,000
Issuance of restricted stock	767,875	8	—	—	3,115	—	—	(3,115)	8
Retirement of restricted stock	(78,200)	—	—	—	(488)	—	—	488	—
Amortization and forfeitures of stock-based compensation	—	—	—	—	—	—	—	1,942	1,942
Employee stock option activity	181,832	1	—	—	617	—	—	—	618
Non-employee stock option activity	30,000	—	—	—	659	—	—	—	659
Stock-based 401(k) employer plan match	94,035	1	—	—	426	—	—	—	427
Stock issuance costs	—	—	—	—	(1,152)	—	—	—	(1,152)

December 31, 2005	55,642,080	$556	—	$—	$514,862	($2,833)	($453,133)	($3,016)	$56,436

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except number of shares)

	Number of Shares	Common Stock	Number of Shares	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Loss
Disclosure of 2003 comprehensive loss reclassification adjustment:
Unrealized holding losses on marketable securities arising during period										($1,516)
Reclassification adjustment for gains included in net loss										(317)

Unrealized losses on marketable securities, net of reclassification adjustment										($1,833)

Disclosure of 2004 comprehensive loss reclassification adjustment:
Unrealized holding losses on short-term investments and marketable securities arising during period										($2,657)
Reclassification adjustment for losses included in net loss										19

Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment										($2,638)

Disclosure of 2005 comprehensive loss reclassification adjustment:
Unrealized holding losses on short-term investments and marketable securities arising during period										($1,916)
Reclassification adjustment for losses included in net loss										197

Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment										($1,719)

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	($73,244)	($90,397)	($74,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,660	9,324	8,662
Asset impairment expense	187	2,960	265
Non-monetary compensation	2,582	641	843
Stock-based 401(k) employer plan match	427	708	635
(Gain) loss on extinguishment of debt	(1,766)	294	—
Minority interest	(2,193)	(5,652)	(5,708)
Changes in assets and liabilities:
Income taxes receivable	120	(400)	1,930
Inventory	(3,547)	—	—
Accounts receivable	(3,257)	(234)	83
Prepaid expenses	41	5	2,028
Other assets	(182)	(211)	108
Accounts payable	1,824	(3,385)	2,537
Accrued expenses	(26)	492	421
Accrued payroll and related items	(300)	211	(436)
Interest payable	(1,595)	1,150	—
Current portion of deferred revenue	3,522	1,234	400
Other current liabilities	1,438	(863)	883
Deferred revenue, net of current portion	14,250	—	—

Net cash used in operating activities	(53,059)	(84,123)	(61,846)

Cash flows from investing activities:
Acquisitions of property and equipment	(9,412)	(9,645)	(7,205)
Proceeds from sale of fixed assets	3,382	12	53
Payments for intangible assets	(770)	(1,068)	(3,613)
Convertible loan to collaborator	—	(5,000)	—
Gross purchases of short-term investments	(35,308)	(123,116)	(180,093)
Gross sales of short-term investments	14,426	29,643	15,000
Gross maturities of short-term investments	82,410	81,833	290,992
Gross purchases of marketable securities	(92,573)	(111,749)	(166,188)
Gross sales of marketable securities	67,533	42,658	9,566
Gross maturities of marketable securities	60,292	74,620	74,500

Net cash provided by (used in) investing activities	89,980	(21,812)	33,012

Cash flows from financing activities:
Payments on capital lease obligations	—	(204)	(1,570)
Proceeds from issuance of 454 Life Sciences Corporation Preferred Stock	—	—	3,988
Proceeds from issuance of Common Stock	22,000	—	—
Payments of stock issuance costs	(1,152)	—	(520)
Proceeds from exercise of stock options	679	914	1,378
Payments of financing costs	—	(3,769)	—
Proceeds from issuance of convertible debt	—	110,000	—
Payment for extinguishment of debt	(61,540)	(20,000)	—

Net cash (used in) provided by financing activities	(40,013)	86,941	3,276

Net decrease in cash and cash equivalents	(3,092)	(18,994)	(25,558)
Cash and cash equivalents, beginning of year	23,849	42,843	68,401

Cash and cash equivalents, end of year	$20,757	$23,849	$42,843

Supplemental cash flow information:
Interest paid	$12,250	$10,694	$9,097

Income tax benefit payments received	$523	$—	$2,739

Acquisition/construction of property, plant and equipment, unpaid at end of period	$100	$1,074	$315

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization—CuraGen Corporation (“CuraGen”) is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. CuraGen’s pipeline of therapeutics is based on targets from the human genome that it believes play a role in important mechanisms underlying disease. In 2000, CuraGen formed 454 Life Sciences Corporation (“454”), a majority-owned subsidiary, which has commercialized advanced technologies for high-throughput genetic analysis to perform rapid and comprehensive determination of the nucleotide sequence of entire genomes—“whole genome sequencing”—and to perform ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest.

Reclassifications—During the year ended December 31, 2005, CuraGen and 454 determined that acquisitions of property and equipment on account, which were previously reported as components of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The financial statements for the year ended December 31, 2004 have been revised to reflect a decrease in cash flows used in operating activities with a corresponding increase in cash flows used in investing activities of $0.8 million. The financial statements for the year ended December 31, 2003 have been revised to reflect an increase in cash flows used in operating activities with a corresponding decrease in cash flows used in investing activities of $0.3 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. In addition, CuraGen and 454 also revised the financial statements for 2004 and 2003 to reflect gross inflows and outflows from purchases, maturities and sales of short-term investments and marketable securities in the cash flows (used in) provided by investing activities. These revisions had no effect on net income or the amount of cash and cash equivalents reported.

The 2004 and 2003 consolidated financial statements have been reclassified to conform to the classification used in 2005. All dollar amounts are shown in thousands, except share and per share data.

Principles of Consolidation—The consolidated financial statements include CuraGen and 454 (the “Company”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation (see Note 20).

Cash and Investments—The Company considers investments readily convertible into cash, with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. Investments with an original maturity equal to or greater than one year are designated as marketable securities. Both short-term investments and marketable securities are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.”

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

Inventory—Inventory is recorded at the lower of cost or market. Cost includes material, labor and manufacturing overhead costs. Cost is determined using the first-in-first-out method for non-lot controlled items and on the specific identification basis for lot controlled items. Lot controlled items relate to critical components in 454’s instrument and reagent manufacturing process.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are recorded at cost. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated lives or the remaining terms of the leases, ranging from six months to six years, using the straight-line method. Under accounting principles generally accepted in the United States of America, land is not required to be depreciated. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets—The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which establishes a single accounting model for long lived assets to be held for use. The Company regularly evaluates the recoverability of the net carrying value of its property, and intangible assets, when an indicator of impairment is present by comparing the carrying values to the estimated future undiscounted cash flows and fair value of the long-lived asset. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. The impairment write-down would be the difference between the carrying amount and the fair value of these long-lived assets. A loss on impairment would be recognized through a charge to earnings.

Licensing Fees—Licensing fees for the right to market and sell certain technologies in CuraGen’s platform and licensing fees for various purposes were paid during 2005 and 2004 (see Note 16 and Note 17). 454 has also entered into other license agreements with certain suppliers and research organizations giving 454 the right to manufacture, market and sell 454’s products (see Note 15). Perpetual licenses taken on potential therapeutic products for which there is no current indication as to whether or not there is a future commercial market for sale, are expensed when incurred. Licenses acquired for which there is a specific period of benefit, are amortized by the Company over that period. The costs of non-perpetual licenses, which are included in Intangible and other assets, net, are amortized over the various lives of the licenses ranging from one to ten years.

Financing Costs—The Company includes deferred financing costs incurred in connection with the issuance of convertible subordinated debt in Intangible and other assets, net and amortizes these costs over the life of the debt. When the debt is repurchased, the Company nets the unamortized deferred financing costs with any gain or loss recognized on the extinguishment of the debt (see Note 11).

Accumulated amortization aggregated $2,931 and $3,591, respectively, as of December 31, 2005 and 2004. Related amortization expense was $1,049, $1,129 and $734, respectively, for the years ended December 31, 2005, 2004 and 2003.

Patent Application Costs—It is the Company’s policy to seek patent protection on processes and products in various countries. All patent related costs are expensed to general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Revenue Recognition—The Company recognizes revenue when all four criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Grant Revenue—Grant revenue is recorded when qualifying expenses are incurred for the research that is performed as set forth under the terms of the Company’s federal grant award agreements from the National Human Genome Research Institute, one of the National Institutes of Health.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instrument and Reagent Sales and Royalties—Revenue from instruments sold directly by 454 is recognized upon the completion of installation of the equipment and training of customer personnel. However, certain customers require that 454’s instruments be tested prior to their acceptance of the instruments. For those customers, revenue is recognized upon acknowledgement of acceptance from the customer. Reagent sales that are sold directly by 454 are recognized upon shipment of the products under FOB shipping or upon receipt by 454’s customer under FOB destination based upon terms and conditions outlined in 454 customers’ purchase orders. In 2005, 454 commercialized its Genome Sequencer 20 System (“GS20”) which includes instrument systems and reagents. In October 2005, F. Hoffmann-La Roche Ltd (“Roche”) began selling and distributing the GS20 products worldwide. 454 sells the GS20 components to Roche at an agreed upon transfer price. Additionally, 454 earns a royalty on sales to third parties completed by Roche. Sales of instruments and reagents to Roche are recognized upon shipment of products under FOB shipping point as risk of loss transfers to Roche once 454’s products are loaded onto a Roche carrier. 454’s return policies for product sales require that 454 either replace defective products with new products or repair the defective products. Warranty obligations are accrued when such costs become probable and reasonably estimable and to date, such costs have not been significant. Royalties on sales to third parties completed by Roche are recognized based upon royalty reports received from Roche at the end of each calendar quarter.

Collaboration Revenue—Collaboration revenue is generated primarily under the Company’s Pharmacogenomics Agreement (the “Bayer Agreement”) with Bayer AG (“Bayer”) and under the Roche License, Supply and Distribution Agreement dated May 11, 2005 between 454 and F. Hoffmann-La Roche Ltd (the “Roche License Agreement”). Payments under the terms of these agreements consist of non-refundable fixed quarterly payments received in advance under the Bayer Agreement and up-front payments and commission/royalty sales-based payments under the Roche License Agreement.

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

The Company entered into a collaborative research exchange agreement in which services and technology access were exchanged between the collaborative partners. During the first quarter of 2004, this agreement was terminated and, accordingly, the Company reduced its prior year accruals related to payments subsequently determined to be no longer owed due to amended contract terms for this collaboration. Revenues and expenses under this exchange agreement include the fair value of the work performed by each collaborative partner. For the years ended December 31, 2005, 2004 and 2003, there were no revenues, and expenses were $0, $0, and $1,500, respectively, under the exchange agreement.

Under the Roche License Agreement, the Company is entitled to receive both up-front non-refundable milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. Commission/royalty sales-based payments under the Roche License Agreement will be recorded in revenue as earned. However, to date the Company has not earned any commission/royalty sales-based payments.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses—As part of the process of preparing financial statements, the Company is required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed.

Research and Development Expenses—Research and development costs are charged to research and development expenses as incurred. Such costs primarily include clinical trial related costs such as contractual services and manufacturing costs, salary and benefits, perpetual license fees and milestone payments, supplies and reagents, depreciation of lab equipment and allocated facility costs. Amounts related to manufacturing activities, for which the physical drug products will be utilized in research and development, and there is no current indication as to whether or not there is a future commercial market for sale of any successful drug development from these therapeutics, are expensed as incurred.

Stock-Based Compensation—Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires expanded disclosures of stock-based compensation arrangements with employees and non-employees, and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instruments awarded to employees. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for equity instruments awarded to employees, which recognizes compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB 25 for purposes of its stock-based compensation awards to employees through December 31, 2005, and accordingly, recorded no compensation expense for option grants unless the option grants had an exercise price less than the fair market value of the underlying stock at the date of grant. Generally, the exercise price of stock options granted to employees has equaled the fair market value of the stock price at the date of grant. Effective January 1, 2006, the Company will apply the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) issued in December 2004. SFAS 123R removes the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on fair values calculated on the measurement date, which is generally the date of the grant.

The Company will transition to fair-value-based accounting for stock-based compensation under SFAS 123R using a modified version of the prospective application (“modified prospective application”). Under the modified prospective application, restatement of prior financial statements is not required; however, SFAS 123R will apply to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of, and/or for the periods after, the adoption of SFAS 123R.

The attribution of compensation cost for purposes of the pro forma disclosures required under SFAS 123 was calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards. However, effective with the adoption of SFAS 123R, the Company will attribute compensation cost for new awards calculated on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). In addition, the Company estimated forfeitures when calculating compensation expense for SFAS 123 pro forma disclosures, and adjusted the estimate of forfeitures over the requisite service period based

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative true-up adjustment in the period of change and also impacted the amount of compensation expense to be recognized in future periods. The Company will continue to use this methodology for purposes of the adoption of SFAS 123R.

The Company has evaluated the requirements of SFAS 123R and expects that its adoption will have a material impact on its consolidated results of operations. The Company has determined that the adoption of SFAS 123R will result in future compensation costs of approximately $2,130 relating to awards outstanding as of January 1, 2006, which will be recognized as the remaining requisite service is rendered from 2006 to 2010. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of SFAS 123R.

For CuraGen and 454 options issued to non-employees, the Company records the transactions based upon a fair value calculation as of the date each option vests and is earned. The Company recorded stock-based compensation expense attributable to non-employees totaling $624, $67 and $67, for the years ended December 31, 2005, 2004 and 2003, respectively.

For CuraGen options issued to employees, CuraGen records the transactions based upon the difference between the option strike price and its closing stock price on the Nasdaq National Market as of the date of issuance. During 2005, 2004 and 2003, no stock-based compensation in connection with options granted to employees was recorded, as all options granted were issued at CuraGen’s closing stock price on the Nasdaq National Market as of the date of issuance.

For 454 options issued to employees, 454 records the transactions based upon the difference between the option strike price and the estimated fair market value of the stock on the date of issuance. During 2005, 2004 and 2003, no stock-based compensation in connection with options granted to employees was recorded as all options granted were issued at the fair market value of the stock on the measurement date.

For restricted stock issued to employees, CuraGen records the transactions based upon the difference between its closing stock price on the Nasdaq National Market as of the date of issuance and the cash paid by the employee for the stock. Pursuant to the term of CuraGen’s 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”), the cash required to be paid by employees upon the issuance of restricted stock is equal to the par value of the Company’s Common Stock. Restricted stock awards result in the recognition of unamortized stock-based compensation. Unamortized stock-based compensation is shown as a reduction of stockholders’ equity and is amortized to operating expenses over the period of time during which the restrictions will lapse. Unamortized stock-based compensation associated with restricted stock granted to employees during 2005 amounted to $3,139, and is being expensed from 2005 to 2007, as the restrictions on the stock will lapse 25% on the first anniversary and 75% on the second anniversary of each grant date. Unamortized stock-based compensation associated with restricted stock granted to employees during 2004 amounted to $2,400, and is being expensed from 2004 to 2006, as the restrictions on the stock will lapse 100% during November 2006. Unamortized stock-based compensation associated with restricted stock granted to employees during 2002 amounted to $1,751, and was expensed from 2002 to 2005, the period of time over which the restrictions on the stock lapsed. The Company recorded the amortization of stock-based compensation expense for restricted stock issued to employees of $1,943, $404, and $668, for the years ended December 31, 2005, 2004 and 2003, respectively.

Had compensation cost for the Company’s stock option plans been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts shown below for each of the years ended December 31, 2005, 2004 and 2003. Employee stock-based compensation

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shown below includes the amortization of restricted stock compensation expense recorded during each of the respective years. As additional options are expected to be granted in future years and as the options will vest over several years, the pro forma results below are not necessarily indicative of future results. The 2004 and 2003 pro forma expense and net loss disclosures below have been adjusted to reflect differences discovered during the preparation of the 2005 pro forma disclosures.

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	($73,244)	($90,397)	($74,497)
Employee stock-based compensation expense included in net loss	1,945	404	668
Total employee stock-based compensation expense determined under the fair-value-based method for all awards	(5,202)	(4,192)	(5,008)

Pro forma net loss	($76,501)	(94,185)	($78,837)

Basic and diluted net loss per share:
As reported	($1.41)	($1.81)	($1.51)
Pro forma	($1.47)	($1.89)	($1.60)

Currently, the Company uses the Black-Scholes option valuation model, to estimate the fair value of stock options granted to employees for purposes of SFAS 123 disclosure. Upon the adoption of SFAS 123R, the Company will continue to use the Black-Scholes option valuation model for purposes of valuing all new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006. The Company believes that it is difficult to accurately measure the fair value of stock options, as our estimates of stock option values rely on the estimates of factors input into the Black-Scholes model, and these factors involve an estimate of future uncertain events. Once a fair value for a stock option has been determined, it may not be changed in future periods.

To date CuraGen has used the following methods to determine the input factors for the model: historical volatility is used to determine the expected stock price volatility factor; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term has been calculated using our historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R on January 1, 2006, CuraGen will continue to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term CuraGen will use the simplified approach as outlined in Staff Accounting Bulletin No. 107, which states that the expected term is equal to the vesting term plus the contractual term divided by two.

To date 454 has used the following methods to determine the input factors for the model: the average volatilities of otherwise similar entities with publicly traded stock is used to determine the expected stock price volatility; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term has been calculated using our historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R on January 1, 2006, 454 will continue to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term 454 will use the simplified approach as outlined in Staff Accounting Bulletin No. 107, which states that the expected term is equal to the vesting term plus the contractual term divided by two.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of options granted during the years ended 2005, 2004 and 2003 were estimated as of the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected stock price volatility—CuraGen	81%	82%	60%
Expected stock price volatility—454	33%	33%	15%

Expected risk-free interest rate—CuraGen	3.54%	3.65%	2.00%
Expected risk-free interest rate—454	3.94%	3.65%	2.00%

Expected option term in years—CuraGen	4.6	6.1	5.6
Expected option term in years—454	7.8	8.0	8.1

Expected dividend yield—CuraGen and 454	0%	0%	0%

The approximate weighted average grant date fair value of all stock options granted during the years ended December 31, 2005, 2004, and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
CuraGen	$3.50	$5.80	$2.94
454	$1.24	$1.17	$0.66

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

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires the use of the asset and liability method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts (see Note 10).

Loss Per Share—Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to the loss from operations, convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised, unvested restricted stock and warrants granted but not yet exercised are anti-dilutive and therefore not considered for the diluted LPS calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options, unvested restricted stock and outstanding warrants are 19,781,324, 20,141,605 and 8,764,876 at December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments—Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheets, for which it is practical to estimate that value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued expenses and certain other liabilities. The Company considers the carrying amount of these items to approximate fair value due to their short-term nature. In addition, the Company has short-term investments, marketable securities and a convertible loan receivable from TopoTarget which are recorded at fair value (see Note 13 and Note 16). The Company also has convertible subordinated debt (see Note 11).

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segments—The FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information on operating segments in interim and annual financial statements. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceeds specific quantitative thresholds related to revenue, profit or loss and assets. During 2005, 2004 and 2003 the Company met these requirements, and accordingly has two reportable segments (see Note 20).

Recently Enacted Pronouncements—In November 2004, the FASB issued Statement of Financial Accounting No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The provisions of SFAS 151 should be applied prospectively. The Company has evaluated and recorded inventory costs under the provisions of SFAS 151 and there was no material effect on its financial statements.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123 and which supersedes APB 25. SFAS 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. In addition, in March 2005, the FASB issued Staff Accounting Bulletin No. 107, which provided guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first annual reporting period that begins after June 15, 2005, and therefore, the Company will adopt SFAS 123R on January 1, 2006. Effective with the adoption of SFAS 123R the proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost and the transition method to be used at date of adoption. For public companies the available transition methods include modified prospective and retroactive adoption options. The Company has evaluated the requirements of SFAS 123R, and expects that its adoption will have a material impact on its consolidated results of operations.

In December 2004, the FASB issued Statement of Financial Accounting No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS 153 should be applied prospectively. The Company has evaluated the provisions of SFAS 153, and does not believe its adoption will have an impact on its financial statements.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets, or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-06 will be applied prospectively and is effective for periods beginning after June 29, 2005. The Company does not believe its adoption will have a material impact on its financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in our available-for-sale securities. The Company does not anticipate that the adoption of these statements will have a material impact on its financial statements.

2.	Inventory

Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Included in inventory on February 1, 2005 was raw material, which was previously capitalized as a fixed asset, valued at net book value of $556 on February 1, 2005.

A summary of inventory is as follows:

December 31, 2005
Raw material	$2,098
Work in process	1,336
Finished goods	669

Total inventory	$4,103

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Accounts Receivable

Accounts receivable are summarized as follows:

	December 31,
	2005	2004
Trade receivables	$2,554	$77
Royalties receivable	517	—
Grants receivable	395	128
Other receivables	41	29
Allowance for doubtful accounts	(16)	—

Total accounts receivable	$3,491	$234

Roche represents $2,452 or 70% of total accounts receivable at December 31, 2005.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004
Laboratory equipment	$16,642	$18,988
Leasehold improvements	14,618	6,762
Office equipment	12,161	12,553
Land	—	2,601
Property in progress	892	8,443

Total property and equipment	44,313	49,347
Less accumulated depreciation and amortization	22,608	25,215

Total property and equipment, net	$21,705	$24,132

Depreciation and amortization expense for property and equipment was $7,033, $6,545 and $7,336, for the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid off its final capital leases during 2004. Property in progress relates to leasehold improvements and laboratory equipment for which the costs were incurred but the assets have not yet been placed in service.

In November 2005, the Company sold the land it owned in Branford, Connecticut for proceeds of $2,900. The land was originally purchased for the construction of a corporate headquarters and protein production facility. The sale resulted in a gain of approximately $300, net of the 2004 asset impairment expense of $1,909 recorded as a result of an independent market value appraisal which the Company had performed on the land during the third quarter of 2004. At September 30, 2004, the appraised market value of the property was below the Company’s carrying value. Therefore, an asset impairment expense was recorded in the third quarter of 2004 in order to properly reflect the estimate of the fair value of the property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Licensing Fees

Licensing fees, included in Intangible and other assets, net, consisted of the following:

	December 31,
	2005	2004
Licensing fees	$5,016	$5,359
Less accumulated amortization	1,230	973

Total licensing fees	$3,786	$4,386

Certain fully amortized licensing fees were written-off during 2005 and 2004. Related amortization expense was $871, $1,355 and $552, respectively, for the years ended December 31, 2005, 2004 and 2003.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows, as of December 31, 2005:

Year Ended December 31,
2006	$649
2007	474
2008	474
2009	472
2010	470

6.	Leases

Capital Leases

During the years ended December 31, 2005 and 2004, the Company did not acquire any equipment under capital leases.

Operating Leases

In 1996, the Company entered into a six-year lease agreement for 26,000 square feet to house its principal research and administrative facility at 555 Long Wharf Drive, New Haven, Connecticut. From 1997 to 2000, the Company amended the original lease to increase its leased space to a total of 36,000 square feet, with a term ending December 2002, with two five year renewal options. In 2001 and 2002, the Company amended the lease to increase its leased space to a total of 50,000 square feet. This additional 14,000 square feet of space has a term ending June 2006, without a renewal option. Also in 2002, the Company amended the lease to increase its leased space to a total of 55,000 square feet. This additional 5,000 square feet of space has a term ending October 2008, without a renewal option. In 2002, the Company exercised the option to renew the lease on 36,000 square feet for one additional five-year period, ending December 2007, and relinquished the second five-year period renewal option. In 2004, the Company executed three vacancy agreements for approximately 13,000 square feet of space. In 2005, the Company executed one vacancy agreement for approximately 3,000 square feet of space. Also during 2005, the Company relocated all of its remaining New Haven, Connecticut based employees and operations to its Branford, Connecticut facilities, however, the Company continues to be responsible for various lease payments until the lease termination dates as mentioned above.

In 1998, the Company entered into a two-year lease agreement for 32,000 square feet of research and administrative space at 322 East Main Street, Branford, Connecticut. From 1999 to 2004, the Company exercised several options to renew for additional two-year terms and amended this lease to increase the leased space to a total of 51,000 square feet. In July 2005, the Company signed a new lease for a term of three years.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, the Company entered into a non-renewable five-year lease agreement for a 4,400 square foot storage facility in Branford, Connecticut. In 2004, the Company amended the lease to increase its leased space to a total of 5,600 square feet.

In 2004, the Company entered into a five-year lease agreement for a 20,000 square foot pilot protein facility at 15 Commercial Street, Branford, Connecticut. During 2004 and 2005, the Company increased the occupied space to a total of 29,000 square feet through an extensive construction project which was completed in June 2005. The Company has the option to renew this lease for one additional term of five years.

In May 2001, CuraGen entered into a five-year lease agreement for a 20,000 square foot research, manufacturing and administrative facility at 16 Commercial Street, Branford, Connecticut. During August 2005, this lease agreement between CuraGen and its landlord was terminated. 454 simultaneously entered into a new six year lease for the same premises. 454 has the option to renew this lease for one additional term of five years.

In May 2001, 454 entered into a five-year lease agreement for a 16,000 square foot research, manufacturing and administrative facility at 20 Commercial Street, Branford, Connecticut. In August 2005, 454 signed a new lease for a six-year term. 454 has the option to renew this lease for one additional term of five years.

Total rent expense under all operating leases for 2005, 2004 and 2003 was approximately $2,341, $2,296 and $2,335, respectively.

The future minimum rental payments for all operating leases, including the unoccupied space in New Haven, Connecticut, are as follows as of December 31, 2005:

Year Ended December 31,
2006	$2,682
2007	2,556
2008	1,222
2009	474
2010	422
2011	282

Total	$7,638

7.	Deferred Revenue

Deferred revenue is summarized as follows:

	December 31,
	2005	2004
Upfront/milestone payments	$3,800	$—
Instrument sales	253	—
Collaboration revenue	3,713	4,244

Total current portion of deferred revenue	7,766	4,244
Deferred revenue, net of current portion—Upfront/milestone payments	14,250	—

Total deferred revenue	$22,016	$4,244

For further discussion of deferred revenue see Note 1.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Major Collaborators and Customers, and Geographical Information

The Company has entered into certain agreements with external customers and collaborators to provide services and/or products. In 2005, 454 began selling instruments and reagents, and also continued selling sequencing services. 454 commenced recognition of Roche royalty revenue during the fourth quarter of 2005 (see Note 18). In addition, there are no long-lived assets in countries other than the United States. Revenues from collaborators and customers representing 10% or more of the Company’s total product, royalty and collaboration revenues are as follows:

	Year Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Company A	$1,979	10%	*	*	*	*
Company B	4,633	23%	$3,041	59%	$3,830	55%
Company C	—	—	*	*	946	14%
Company D	—	—	—	—	993	14%
Company E	*	*	1,295	25%	*	*
Company F	4,567	23%	—	—	—	—

* less than 10%

Revenue by country (excluding grant revenue), based on the location of each of the customers is as follows:

	Year Ended December 31,
	2005	2004	2003
Germany	$6,322	$3,041	$3,830
Italy	498	100	—
Switzerland	1,055	40	—
United Kingdom	604	70	—
United States	11,861	1,773	2,826
All others	365	108	262

Total	$20,705	$5,132	$6,918

9.	Stockholders’ Equity

Authorized Capital Stock

CuraGen’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (“Common Stock”), 5,000,000 shares of Preferred Stock, par value of $.01 per share and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2005, the Company had reserved 1,037,609 shares of Common Stock for issuance pursuant to the 6% convertible subordinated debentures due in 2007 and 11,356,719 shares of Stock for issuance pursuant to the 4% convertible subordinated notes due in 2011 (see Note 11). In addition, as of December 31, 2005, 222,864 and 7,664,355 shares of Common Stock had been reserved for issuance pursuant to CuraGen’s 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) and CuraGen’s 1997 Stock Plan, respectively.

454’s authorized capital stock consists of 48,000,000 shares of Common Stock, par value of $.01 per share (“454 Common Stock”) and 38,000,000 shares of Preferred Stock, par value of $.01 per share (“454 Preferred Stock”), of which 12,000,000 shares are designated as Series A Convertible Preferred Stock, 8,000,000 shares are designated as Series B Convertible Preferred Stock, 6,404,854 shares are designated as Series C Convertible

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock and 1,595,146 shares are designated as Series D Convertible Preferred Stock. At December 31, 2005, 454 had issued and outstanding: 86,683 shares of 454 Common Stock; 12,000,000 shares of Series A Convertible Preferred Stock; 8,000,000 shares of Series B Convertible Preferred Stock; 6,404,854 shares of Series C Convertible Preferred Stock; and 1,595,146 shares of Series D Convertible Preferred Stock. Additionally, at December 31, 2005, 454 had 4,913,317 shares of 454 Common Stock reserved for issuance pursuant to the 454 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”).

Common Stock

In August 2005, the Company issued 4,000,000 shares of its Common Stock at a public offering price of $5.50 per share. Net proceeds, after underwriting discounts and stock issuance costs, were $20,848. The net proceeds were used during August and September 2005 in the repurchases of the Company’s outstanding convertible debt.

Stockholder Rights Plan

In March 2002, the Board of Directors of the Company adopted a stockholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s Common Stock. Each right entitles registered holders of the Company’s Common Stock to purchase one one-hundredth of a share of a new series of junior participating Preferred Stock, designated as “Series A Junior Participating Preferred Stock.” The rights generally will be exercisable only if a person (which term includes an entity or group) (i) acquires 20 percent or more of the Company’s Common Stock or (ii) announces a tender offer, the consummation of which would result in ownership by that person, entity or group of 20 percent or more of the common stock. Once exercisable, the stockholder rights plan allows the Company’s stockholders (other than the acquiror) to purchase Common Stock of the Company or of the acquiror at a substantial discount.

Stock Options

CuraGen’s 1993 Stock Plan was adopted by its Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of CuraGen. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, options to purchase 222,864 shares were outstanding as of December 31, 2005 and 1,448,104 stock options had been exercised under the 1993 Stock Plan as of December 31, 2005. Effective October 1997, upon a resolution by the Board of Directors, CuraGen will not grant any further options under the 1993 Stock Plan.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1993 Stock Plan during the years ended December 31, 2003, 2004 and 2005 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2003	470,980	$2.25
Granted	—
Exercised	(98,000)	1.76
Canceled or lapsed	—

Outstanding December 31, 2003	372,980	2.38
Granted	—
Exercised	(58,916)	1.63
Canceled or lapsed	—

Outstanding December 31, 2004	314,064	2.52
Granted	—
Exercised	(91,200)	1.56
Canceled or lapsed	—

Outstanding December 31, 2005	222,864	2.91

Exercisable December 31, 2003	372,980	2.38

Exercisable December 31, 2004	314,064	2.52

Exercisable December 31, 2005	222,864	2.91

The following table summarizes information about stock options under the 1993 Stock Plan at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.50	50,400	1.0	$1.50
2.05	78,000	1.0	2.05
3.75-5.00	94,464	1.6	4.38

	222,864

CuraGen’s 1997 Stock Plan was approved by its Board of Directors in October 1997 and by its stockholders in January 1998. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of Common Stock were originally reserved for issuance under the 1997 Stock Plan; in May 1999, upon approval of the stockholders, the amount reserved was increased to 7,000,000; and, in May 2003, upon approval of the stockholders, the amount reserved was increased to 10,500,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors of CuraGen (“the Compensation Committee”). The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2005, CuraGen had 5,183,311 options outstanding under the 1997 Stock Plan and an additional 2,481,044 available for grant. In addition, 1,524,213 stock options had been exercised under the 1997 Stock Plan as of December 31, 2005.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 2003, 2004 and 2005 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2003	4,948,953	$16.04
Granted	987,375	4.46
Exercised	(315,065)	3.80
Canceled or lapsed	(660,507)	19.02

Outstanding December 31, 2003	4,960,756	14.11
Granted	987,775	8.00
Exercised	(193,672)	4.17
Canceled or lapsed	(709,172)	14.01

Outstanding December 31, 2004	5,045,687	13.28
Granted	1,224,625	5.42
Exercised	(120,632)	3.75
Canceled or lapsed	(966,369)	13.80

Outstanding December 31, 2005	5,183,311	11.54

Exercisable December 31, 2003	2,605,882	15.43

Exercisable December 31, 2004	3,108,524	15.03

Exercisable December 31, 2005	3,286,775	14.04

The following table summarizes information about stock options under the 1997 Stock Plan at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$2.5650-3.7800	558,946	4.1	$3.25
3.8750-5.0310	1,072,117	6.6	4.32
5.0900-5.9700	1,509,656	6.4	5.80
6.0000-8.7100	879,140	6.6	8.38
15.8300-22.5000	418,350	5.4	16.76
24.9375-31.6600	342,635	4.3	26.93
41.1250-58.3340	402,467	3.6	52.51

	5,183,311

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$2.5650-3.7800	523,395	$3.24
3.8750-5.0310	627,783	4.29
5.0900-5.9700	737,389	5.69
6.0000-8.7100	380,156	7.96
15.8300-22.5000	312,550	16.78
24.9375-31.6600	303,035	26.92
41.1250-58.3340	402,467	52.51

	3,286,775

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, 2004 and 2005, the Compensation Committee approved grants for shares of restricted stock. Pursuant to the provisions of the 1997 Stock Plan, the purchase price of the restricted stock is equal to the par value of the Company’s Common Stock, and each grant of restricted stock is subject to certain repurchase rights of the Company.

A summary of all restricted stock activity under the 1997 Stock Plan during the years ended December 31, 2003, 2004 and 2005 is as follows:

Number of Shares of Restricted Stock
Outstanding January 1, 2003	232,000
Granted	—
Restrictions lapsed	(77,333)
Repurchased upon employee termination	(11,111)

Outstanding December 31, 2003	143,556
Granted	385,895
Restrictions lapsed	(71,779)
Repurchased upon employee termination	(6,777)

Outstanding December 31, 2004	450,895
Granted	772,875
Restrictions lapsed	(97,250)
Repurchased upon employee termination	(83,200)

Outstanding December 31, 2005	1,043,320

All repurchased shares are immediately retired upon resolutions by the Board of Directors. As of December 31, 2005, there were no outstanding shares of restricted stock issued in 2002. There was no restricted stock issued in 2003. As of December 31, 2005, the remaining 275,445 outstanding shares of restricted stock which were issued in 2004 will vest 100% on November 17, 2006, with the lapsing of the repurchase rights, and the remaining 767,875 outstanding shares of restricted stock which were issued in 2005 will vest 25% on the first anniversary and 75% on the second anniversary of each grant date, with the lapsing of the repurchase rights.

The 454 2000 Stock Plan was approved by the 454 Board of Directors and stockholders in September 2000. The 454 2000 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of 454. A total of 5,000,000 shares of 454 Common Stock were originally reserved for issuance under the 454 2000 Stock Plan. The 454 2000 Stock Plan is administered by the Board of Directors of 454. The Board of Directors of 454 has the authority to administer the provisions of the 454 2000 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. As of December 31, 2005, 454 had 4,195,567 options outstanding and an additional 763,082 available for grant. In addition, 86,683 stock options had been exercised under the 454 2000 Stock Plan as of December 31, 2005.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity under the 454 2000 Stock Plan during the years ended December 31, 2003, 2004 and 2005 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2003	3,101,317	$2.48
Granted	576,500	2.50
Exercised	(2,600)	2.50
Canceled or lapsed	(263,233)	2.50

Outstanding, December 31, 2003	3,411,984	2.47
Granted	466,000	2.50
Exercised	(4,417)	2.50
Canceled or lapsed	(116,433)	2.50

Outstanding, December 31, 2004	3,757,134	2.47
Granted	936,600	2.73
Exercised	(34,334)	2.50
Canceled or lapsed	(463,833)	2.50

Outstanding, December 31, 2005	4,195,567	2.53

Exercisable, December 31, 2003	1,698,680	2.44

Exercisable, December 31, 2004	2,247,259	2.45

Exercisable, December 31, 2005	2,749,221	2.48

The following table summarizes information about stock options under the 454 2000 Stock Plan at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$1.25-2.50	3,672,067	5.8	$2.47
2.75	194,000	9.3	2.75
3.00	322,000	9.6	3.00
3.25	7,500	9.9	3.25

Total	4,195,567

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25-2.50	2,634,221	$2.46
2.75	15,000	2.75
3.00	100,000	3.00

Total	2,749,221

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

The Company provides for income taxes using the asset and liability method. The difference between the income tax benefit and the amount that would be computed by applying the statutory Federal income tax rate to net loss is attributable to the following:

	Year Ended December 31,
	2005	2004	2003
Net loss before income tax benefit	($73,412)	($91,579)	($74,926)

Expected tax benefit at 35%	$25,694	$32,053	$26,224
Minority interest for which no tax benefit is available	767	1,978	1,998
Other items	5	261	(146)
Connecticut taxes, including research and development credits subject to carryforward, net of federal benefit	5,016	7,336	5,498
Federal research and development credits subject to carryforward	1,944	2,524	2,394
Increase in valuation allowance on deferred tax asset	(33,258)	(42,970)	(35,539)

Total income tax benefit	$168	$1,182	$429

The income tax benefits were recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the years ended December 31, 2005 and 2004, the income tax benefit included adjustments resulting from the expiration of the State of Connecticut statute, as they relate to the Year 2001 and Year 2000 income tax benefit, respectively. During the year ended December 31, 2005, 454 recorded an income tax expense of $235 as a result of 454’s Federal Alternative Minimum Tax (“AMT”) liability. The 2005 AMT expense for 454 is shown as an offset to CuraGen’s income tax benefit.

The net deferred income tax assets consisted of the following:

	December 31,
	2005	2004
Total deferred income tax assets .	$238,363	$205,789
Valuation allowance .	(238,363)	(205,789)

Total .	$—	$—

As the Company has no prior earnings history, a valuation allowance has been established due to the Company’s uncertainty in its ability to benefit from the federal and Connecticut net operating loss carryforwards. A tax benefit of approximately $28,212 related to stock options, will be credited to equity when the benefit is realized. The increase in the valuation allowance was $32,574, $41,069 and $35,689, for the years ended December 31, 2005, 2004 and 2003, respectively.

For income tax purposes, CuraGen does not file consolidated income tax returns with 454. As of December 31, 2005, CuraGen and 454 have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, research and development tax credit carryforwards available to offset future federal and Connecticut income taxes and 454 has a Federal Alternative Minimum Tax credit carryforward available to offset future federal income taxes as detailed below. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes within each company’s ownership, as defined within Section 382 of the Internal Revenue Code.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$478,034	2008 to 2026	$415,189	2021 to 2026
454	$31,936	2023 to 2026	$31,589	2023 to 2026

Research and Development Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
CuraGen	$16,703	2009 to 2026	$12,486	2015 to 2020
454	$2,275	2021 to 2026	$2,765	2017 to 2020

Alternative Minimum Tax Credit Carryforwards	Federal	Expire In	Connecticut	Expire In
454	$264	N/A	N/A	N/A

11.	Convertible Subordinated Debt

6% Convertible Subordinated Debentures Due 2007

During February 2000, the Company completed an offering for $150,000 of 6% convertible subordinated debentures due February 2, 2007 and received net proceeds of approximately $145,600. In 2004, the Company repurchased $20,000 of its 6% convertible subordinated debentures due in 2007, for total consideration of $20,000, plus accrued interest of $50 to the date of repurchase, and recorded a loss of $294 in Loss on extinguishment of debt, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. In 2005, the Company repurchased an additional $63,772 of these debentures, for total consideration of $61,540, plus accrued interest of $1,171 to the date of repurchase, and recorded a gain of $1,766 in Gain on extinguishment of debt, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

The debentures may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The debentures are convertible at the election of the Company into Common Stock at any time prior to their maturity at a conversion price of $63.8275 per share, or a total of 1,037,609 shares of Common Stock issuable upon conversion of the notes as of December 31, 2005. On December 31, 2005, the market value of the debentures, based on quoted market prices, was estimated at $65,152.

The Company pays cash interest on the debentures on February 2 and August 2 of each year. Related interest expense for the each of the years ended December 31, 2005, 2004 and 2003 was $6,181, $7,950 and $9,000, respectively.

4% Convertible Subordinated Notes Due 2011

In February 2004, the Company completed an offering of $100,000 of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $96,500. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10,000 of 4% convertible subordinated notes due February 15, 2011, providing the Company with additional net proceeds of approximately $9,700. The notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The notes are convertible by the holders of the notes into the Company’s Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of approximately $9.69 per share of Common Stock, or a total of 11,356,719 shares of Common Stock issuable upon conversion of the notes as of December 31, 2005.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The market value of the notes, based on quoted market prices, was estimated at $71,088 on December 31, 2005.

Pursuant to the obligations under the convertible subordinated note agreement, the Company filed a registration statement with the Securities and Exchange Commission on March 25, 2004 to register the resale of any shares issued as a result of the conversion of the notes. The SEC declared such registration statement effective on June 30, 2004.

The Company pays cash interest on the notes on February 15 and August 15 of each year. Related interest expense for the years ended December 31, 2005 and 2004 was $4,400 and $3,793, respectively.

12.	Minority Interest in Subsidiary

In 2000, CuraGen launched 454, a majority owned subsidiary, to commercialize novel nanoscale instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes (“whole genome sequencing”). CuraGen’s majority ownership in 454 is approximately 66%.

In the event that during 2006 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all further losses applicable to the minority interest will be charged to CuraGen, as the minority shareholders have no future obligations to fund future losses.

13.	Available-for-Sale Securities

The Company purchases short-term investments and marketable securities consisting of debt securities, which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption Accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. The cost of securities sold is based on the specific identification method.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at December 31, 2005 and 2004, by contractual maturity, are shown below. Contractual maturities of mortgage backed and asset-backed securities are allocated in the tables based on the expected maturity date.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$111,301	$25	$(1,053)	$110,273
Due in one through three years	72,243	3	(1,358)	70,888
Due in three through five years	25,062	11	(463)	24,610

Total Available-for sale securities	$208,606	$39	$(2,874)	$205,771

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$179,892	$183	$(495)	$179,580
Due in one through three years	96,023	231	(690)	95,564
Due in three through five years	29,471	—	(344)	29,127

Total Available-for sale securities	$305,386	$414	$(1,529)	$304,271

For the year ended December 31, 2005, the Company realized gross gains of $5 and gross losses of $202 on securities sold. For the year ended December 31, 2004 the Company realized gross gains of $135 and gross losses of $154 on securities sold.

The following tables show the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by contractual maturity:

	December 31, 2005
	Fair Value	Unrealized Losses
Due in one year or less	$97,689	$1,053
Due in one through three years	66,385	1,358
Due in three through five years	23,828	463

	$187,902	$2,874

	December 31, 2004
	Fair Value	Unrealized Losses
Due in one year or less	$155,152	$495
Due in one through three years	71,157	690
Due in three through five years	29,128	344

	$255,437	$1,529

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by contractual maturity:

	December 31, 2005
	Fair Value	Unrealized Losses
Due in one year or less	$10,157	$123
Due in one through three years	22,073	649
Due in three through five years	6,520	247

	$38,750	$1,019

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Fair Value	Unrealized Losses
Due in one year or less	$11,650	$78
Due in one through three years	14,022	245
Due in three through five years	7,176	93

	$32,848	$416

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

14.	Restructuring and Related Charges

In June 2003, CuraGen announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,328 was paid prior to December 31, 2005. The remaining cash requirements of $353 will be paid through 2008.

In September 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the September 2005 restructuring plan, a charge of $1,280 was recorded in the third quarter of 2005, including $1,111 related to employee separation costs, $130 of operating lease obligations and $39 of asset impairment costs. The cash requirements under the September 2005 restructuring plan were $1,057, of which $446 was paid prior to December 31, 2005. The remaining cash requirements of $611 will be paid through the second quarter of 2006.

In November 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the November 2005 restructuring plan, a charge of $1,537 was recorded in the fourth quarter of 2005, including $1,396 of operating lease obligations and $141 of asset impairment costs. The cash requirements under the November 2005 restructuring plan were $1,396, of which $122 was paid prior to December 31, 2005. The remaining cash requirements of $1,274 will be paid through 2007.

15.	Biotage AB License Agreement

In 2003, 454 entered into a license agreement with Biotage AB (formerly Pyrosequencing AB) to license specific technology in certain fields of use. As part of this agreement, 454 is required to pay Biotage AB a minimum non-refundable $4,500 payment of which $2,500 was paid in 2003, $500 was paid in 2004, $500 was

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid in 2005 and $500 is payable in each of the third quarters of 2006 and 2007. As of December 31, 2005, the Company has recorded a $4,541 intangible asset, a $500 accrued expense for the 2006 minimum payment and a $500 accrued long-term liability for the remaining future minimum payments under this license agreement.

In August 2004, 454 amended the license agreement with Biotage AB to extend the exclusive field of use for performing different DNA sequencing reactions in one process cycle. Under this amended agreement, 454 has the option to make annual maintenance payments to Biotage AB. 454 exercised this option in 2004 and 2005. 454 has capitalized each of the payments as an intangible asset and amortized the asset over a period of 12 months, equal to the maintenance period. As of December 31, 2005, the Company has recorded a $250 asset related to the 2005 payment.

The term of the amended license is from August 18, 2003 through the latest expiration date of the patents listed in the agreement, which is to be determined on the seventh anniversary of the agreement. The Company is amortizing the $4,541 asset on a straight-line basis over the estimated useful life of the license which management has determined to be 10 years.

16.	TopoTarget A/S Collaboration and License Agreement

In June 2004, the Company and TopoTarget A/S (“TopoTarget”) entered into a license and collaboration agreement to develop and commercialize PXD101, a novel histone deacetylase (“HDAC”) inhibitor for the treatment of solid and hematological cancers, which is currently in a Phase II clinical trial in patients with multiple myeloma, and two Phase I trials in patients with advanced solid tumors and hematological malignancies. The two companies are also working together to identify additional candidates from TopoTarget’s HDAC inhibitor library for clinical development in the treatment of cancer and inflammatory diseases. Under the terms of the agreement, the Company acquired exclusive rights to develop and commercialize PXD101 in North America, Asia and all other markets excluding Europe. TopoTarget retained commercialization rights in Europe.

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

During June 2005, the Company reclassed both the Convertible Loan Receivable and the related Accrued Interest Receivable, to Investment in TopoTarget, which is classified as an available-for-sale long-term marketable security and is included in Intangible and other assets, net, on the December 31, 2005 balance sheet at a fair value of $5,289.

17.	Seattle Genetics, Inc. Collaboration Agreement

In June 2004, the Company and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary antibody-drug conjugate (“ADC”) technology for use with the

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2,000 for access to the ADC technology for use in one of its proprietary antibody programs. This upfront perpetual license fee was fully expensed during the second quarter of 2004, pursuant to the Company’s accounting policies. In February 2005, the Company also exercised its option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1,000 payment, which was fully expensed during the first quarter of 2005, pursuant to the Company’s accounting policies.

The Company is responsible for research, product development, manufacturing and commercialization of all products under the collaboration, and will pay maintenance and material supply fees as well as research support payments for any assistance provided by Seattle Genetics in developing ADC products.

18.	454 License, Supply and Distribution Agreement with F. Hoffmann-La Roche Ltd

In May 2005, 454 entered into an exclusive five-year worldwide agreement with F. Hoffmann-LaRoche Ltd for the promotion, sale, and distribution of 454’s high-throughput GS20, including proprietary kits and reagents, by Roche Diagnostics (“Roche”). In October 2005, Roche began promoting, selling and distributing 454’s products, including the GS20 and reagents. 454 manufactures and supplies instrument systems and reagents to Roche at an agreed upon transfer price, and earns a royalty on sales to third parties completed by Roche.

Under the terms of the agreement, Roche may sell 454’s products to all markets, with the exception of regulated diagnostics. Roche has the rights to negotiate distribution of 454’s products for use in the regulated diagnostic market and for renewal of the distribution agreement contingent upon meeting minimum performance criteria. In 2005, 454 received $19,000 in up-front milestone payments from Roche, consisting of $11,500 of the pre-commercialization milestones and $7,500 for the commercial launch of 454’s GS20.

19.	Grant Awards

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

Each of these grants allowed 454 to recover all expenses that were directly related to the research outlined in the grant award for 90 days prior to the grant award date. These grants are subject to review and audit by the federal government and any such audit could lead to requests for reimbursement for any expenditure disallowed under the terms of the grant. Additionally, any noncompliance with the terms of these grants could lead to loss of current or future awards. During 2005 and 2004, 454 recognized $2,826 and $1,207 of grant revenue, respectively, and $2,201 and $847 of grant research expenses, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, has commercialized next generation instrumentation and technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—“whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors. (See Note 8 for geographical details of the Company’s revenues, as well as long-lived assets).

	December 31,
	2005	2004
Cash and investments:
CuraGen	$211,238	$320,296
454	15,290	7,824

Total	$226,528	$328,120

Total assets:
CuraGen	$247,493	$364,385
454	30,119	16,231
Intercompany eliminations	(7,155)	(11,404)

Total	$270,457	$369,212

	Year Ended December 31,
	2005	2004	2003
Revenues:
CuraGen	$4,954	$4,714	$6,918
454	18,957	1,930	—
Intercompany eliminations	(380)	(305)	—

Total	$23,531	$6,339	$6,918

Operating expenses:
CuraGen	$72,503	$80,235	$71,292
454	25,349	18,671	15,305
Intercompany eliminations	(380)	(305)	—

Total	$97,472	$98,601	$86,597

Net loss:
CuraGen	$69,038	$79,558	$65,151
454	6,398	16,491	15,054
Minority interest in subsidiary loss	(2,192)	(5,652)	(5,708)

Total	$73,244	$90,397	$74,497

Depreciation and amortization:
CuraGen	$6,292	$6,889	$6,983
454	2,368	2,435	1,679

Total	$8,660	$9,324	$8,662

Capital expenditures:
CuraGen	$8,017	$8,267	$5,223
454	1,618	1,395	2,113
Intercompany eliminations	(223)	(17)	(131)

Total	$9,412	$9,645	$7,205

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Summary of Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005:
Total revenues	$3,430	$4,290	$5,242	$10,569
Total operating expenses	22,555	21,059	28,194	25,664
Net loss	(19,399)	(15,680)	(22,538)	(15,627)
Net loss per share	(0.39)	(0.31)	(0.43)	(0.28)

2004:
Total revenues	$1,615	$1,274	$2,398	$1,052
Total operating expenses	19,998	29,637	24,085	24,881
Net loss	(18,039)	(28,192)	(21,478)	(22,688)
Net loss per share	(0.36)	(0.57)	(0.43)	(0.45)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of CuraGen Corporation

Branford, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and its subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, which is included in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 10, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of CuraGen Corporation, together with our consolidated subsidiary, 454 Life Sciences Corporation, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2005, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2005 our internal control over financial reporting is effective. In coming to the conclusion that our internal control over financial reporting was effective, management considered, among other things, the restatement related to deferred revenue as discussed further in Note 2 to our September 30, 2005 Form 10-Q/A. This conclusion was made after taking into consideration that the restatement adjustments did not materially impact the financial statements of the third quarter of 2005 and did not have an impact on prior annual or interim periods.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte and Touche, LLP, an independent registered public accounting firm, as stated in its report entitled Report of Independent Registered Public Accounting Firm, which is included herein on page 93.

Item 9B.	Other Information

No reportable information under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion under the captions “Meetings and Committees of the Board of Directors,” “Management and Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Code of Conduct” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion under the caption “Management and Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference from the discussion under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion under the captions “Employment Agreements, Termination of Employment and Change in Control Arrangements” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a)(1)	Financial Statements

The following Financial Statements are included in Item 8:

Item 15 (a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Item 15 (a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION
@3.1	Restated Certificate of Incorporation of the Registrant dated March 12, 1998, as filed with the Delaware Secretary of State on March 23, 1998 (Filed as Exhibit 3.3)

&&3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated May 25, 2000, as filed with the Delaware Secretary of State on May 25, 2000, increasing the authorized common stock of the Registrant from 50,000,000 to 250,000,000
(Filed as Exhibit 3.2)

$$3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant (Filed as Exhibit 3.3)

@@3.4	Amended and Restated By-Laws of the Registrant (Filed as Exhibit 4.1)

#3.5	Restated Certificate of Incorporation of 454 Life Sciences Corporation dated September 18, 2003 (Filed as Exhibit 3.4)

@4.1	Form of Common Stock Certificate of the Registrant (Filed as Exhibit 4.2)

-4.2	Indenture dated as of February 2, 2000 between the Registrant and The Chase Manhattan Bank, as trustee (Filed as Exhibit 4.1)

#4.3	Indenture dated as of February 17, 2004 between the Registrant and The Bank of New York, as trustee (Filed as Exhibit 4.5)

^4.4	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company (Filed as Exhibit 4.4)

%10.1	1993 Stock Option and Incentive Award Plan of the Registrant, as amended and restated through May 12, 1997 (Filed as Exhibit 10.1)

EXHIBIT NO.	DESCRIPTION
~~10.2	1997 Employee, Director and Consultant Stock Plan of the Registrant, as amended and restated through January 26, 2005 (Filed as Exhibit 99.2)

~~10.3	Form of Non-Qualified Stock Option Agreement (Standard) of the Registrant (Filed as Exhibit 99.3)

~~10.4	Form of Non-Qualified Stock Option Agreement (Director & Officer) of the Registrant (Filed as Exhibit 99.4)

~~10.5	Form of Incentive Stock Option Agreement of the Registrant (Filed as Exhibit 99.5)

~~10.6	Form of Restricted Stock Agreement of the Registrant (Filed as Exhibit 99.6)

~~10.7	Executive Incentive Plan of the Registrant (Filed as Exhibit 99.1)

~~10.8	454 Life Sciences Corporation 2000 Employee, Director and Consultant Stock Plan (Effective June 6, 2000) (Filed as Exhibit 99.7)

~~10.9	454 Life Sciences Corporation Form of Non-Qualified Stock Option Agreement (Standard) (Filed as Exhibit 99.8)

~~10.10	454 Life Sciences Corporation Form of Non-Qualified Stock Option Agreement (Director) (Filed as Exhibit 99.9)

~~10.11	454 Life Sciences Corporation Form of Incentive Stock Option Agreement (Filed as Exhibit 99.10)

!10.12	Revised Board of Directors Compensation Policy of the Registrant, approved November 17, 2004 (Filed as Exhibit 99.1)

##10.13	Addendum effective March 30, 2005, to Board of Directors Compensation Policy of the Registrant (Filed as Exhibit 10.1)

-10.14	Resale Registration Rights Agreement dated as of February 2, 2000 among the Registrant and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Dain Rauscher Incorporated, as the initial purchasers (Filed as Exhibit 4.2)

#10.15	Purchase Agreement, dated June 5, 2000, between 454 Life Sciences Corporation, the Registrant and several purchasers (Filed as Exhibit 10.25)

#10.16	Purchase Agreement, dated September 18, 2003, between 454 Life Sciences Corporation, the Registrant and several purchasers (Filed as Exhibit 10.26)

#10.17	Purchase Agreement dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc. (Filed as Exhibit 10.30)

#10.18	Registration Rights Agreement dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser (Filed as Exhibit 10.31)

<10.19	Underwriting Agreement, dated August 9, 2005, by and between the Registrant and Bear, Stearns & Co., Inc. (Filed as Exhibit 1.1)

@@10.20	Lease, as amended and restated, through July 1, 2005, (Branford) by and between T.K.J. Associates, LLC and the Registrant (Filed as Exhibit 10.3)

@10.21	Lease Agreement dated December 23, 1996 (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)

x10.22	Memorandum of Lease for Lease Agreement dated December 23, 1996 and amended on October 27, 1997 and August 31, 1998 (New Haven) between the Registrant and Fusco Harbour Associates, LLC

$$10.23	Third, Fourth, Fifth and Sixth Amendments to Lease Agreements dated January 1, 2001, June 5, 2001, March 12, 2002 and May 8, 2002, respectively, (New Haven) by and between the Registrant and Fusco Harbour Associates, LLC (Filed as Exhibit 10.1)

EXHIBIT NO.	DESCRIPTION
#10.24	Lease, dated January 13, 2004, (Branford) by and between ZFI Group, LLC and the Registrant (Filed as Exhibit 10.29)

$$10.25	Lease agreement dated May 24, 2001 between the Registrant and 16 Commercial Street Associates, LLC (Filed as Exhibit 10.27)

@@10.26	Amendment, Assignment and Assumption of Lease with Landlord’s Consent and Novation, dated August 23, 2005, (Branford) by and between 16 Commercial Street Associates, LLC, the Registrant and 454 Life Sciences Corporation (Filed as Exhibit 10.1)

^10.27	Lease agreement dated May 18, 2001 and Amendment to Lease Agreement dated November 29, 2001 (Branford) between 454 Corporation and 20 Commercial Street Associates, LLC (Filed as Exhibit 10.28)

@@10.28	Second Amendment of Lease Agreement, dated August 23, 2005, (Branford) by and between 20 Commercial Street Associates, LLC and 454 Life Sciences Corporation (Filed as Exhibit 10.2)

+?10.29	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant (Filed as Exhibit 10.24)

*+10.30	Amendment, dated November 11, 2005, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant

?10.31	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant (Filed as Exhibit 10.26)

+?10.32	Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.25)

+#10.33	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG (Filed as Exhibit 10.12)

+#10.34	Amended and Restated Technology Transfer and License Agreement, dated June 23, 2003, by and between the Registrant and 454 Life Sciences Corporation (Filed as Exhibit 10.27)

+#10.35	License agreement, dated August 18, 2003, by and between Pyrosequencing AB and 454 Life Sciences Corporation (Filed as Exhibit 10.28)

+??10.36	Second Restated Collaboration Agreement, dated April 12, 2004 and amended October 19, 2004, between Abgenix, Inc. and the Registrant (Filed as Exhibit 10.1)

+??10.37	License and Collaboration Agreement, dated as of June 3, 2004, between TopoTarget A/S and the Registrant (Filed as Exhibit 10.2)

++*10.38	Collaboration Agreement, dated June 18, 2004, between Seattle Genetics, Inc. and the Registrant

++##10.39	License, Supply and Distribution Agreement dated May 11, 2005 between 454 Life Sciences Corporation and F. Hoffmann-La Roche Ltd (Filed as Exhibit 10.2)

++##10.40	Research and Development Agreement between 454 Life Sciences Corporation and F. Hoffmann-La Roche Ltd (Filed as Exhibit 10.3)

=10.41	Chairmanship Agreement, dated August 30, 2005, between the Registrant, 454 Life Sciences Corporation and Jonathan M. Rothberg (Filed as Exhibit 99.1)

$10.42	Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.1)

#10.43	Addendum dated October 31, 2003, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.22)

%%10.44	Addendum dated February 1, 2005, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon (Filed as Exhibit 10.3)

EXHIBIT NO.	DESCRIPTION

^10.45	Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.32)

#10.46	Addendum dated October 31, 2003, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.20)
%%10.47	Addendum dated February 1, 2005, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer (Filed as Exhibit 10.4)

^^10.48	Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland (Filed as Exhibit 10.3)

*10.49	Addendum dated October 31, 2003, to Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland

*10.50	Addendum dated February 1, 2005, to Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland

÷10.51	Employment Agreement, dated August 10, 2005, between 454 Life Sciences Corporation and Christopher K. McLeod (Filed as Exhibit 99.1)

*10.52	Amendment, dated December 22, 2005, to Employment Agreement, dated August 10, 2005, between 454 Life Sciences Corporation and Christopher K. McLeod

*12.1	Ratio of Earnings to Fixed Charges

#14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003 (Filed as Exhibit 14.1)

#14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004 (Filed as Exhibit 14.2)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*	Filed herewith.
+	Confidential Treatment has been granted by the Commission as to certain portions.
++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.
@	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant’s Registration Statement filed on Form S-1, File No. 333-38051.
-	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, File No. 333-32756.
x	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 1998.
?	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2000.
^	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2001.
^^	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2002.

$	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 2002.
$$	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2002.
&&	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2003.
#	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2003.
??	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2004.
%	Previously filed with the Commission and incorporated herein by reference from the Form 10-K, File No. 000-23223, for the year ended December 31, 2004.
%%	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended March 31, 2005.
##	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended June 30, 2005.
@@	Previously filed with the Commission and incorporated herein by reference from the Form 10-Q, File No. 000-23223, for the period ended September 30, 2005.
!	Incorporated by reference to the applicable exhibit filed with the Registrant’s Current Report on Form 8-K filed January 20, 2005 for the event dated November 17, 2004.
~~	Incorporated by reference to the applicable exhibit filed with the Registrant’s Current Report on Form 8-K filed February 7, 2005 for the event dated January 26, 2005.
<	Incorporated by reference to the applicable exhibit filed with the Registrant’s Current Report on Form 8-K filed August 10, 2005 for the event dated August 9, 2005.
÷	Incorporated by reference to the applicable exhibit filed with the Registrant’s Current Report on Form 8-K filed August 16, 2005 for the event dated August 10, 2005.
=	Incorporated by reference to the applicable exhibit filed with the Registrant’s Current Report on Form 8-K filed September 9, 2005 for the event dated September 6, 2005.

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

Dated: March 14, 2006	CURAGEN CORPORATION

	By:	/S/ DAVID M. WURZER
David M. Wurzer
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.

Signature	Title

/S/ PATRICK J. ZENNER Patrick J. Zenner	Interim Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/S/ DAVID M. WURZER David M. Wurzer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/S/ FRANK M. ARMSTRONG, M.B., CH.B. Frank M. Armstrong, M.B., Ch.B.	Director

/S/ MICHAEL J. ASTRUE, J.D. Michael J. Astrue, J.D.	Director

/S/ VINCENT T. DEVITA, JR., M.D. Vincent T. DeVita, Jr., M.D.	Director

/S/ DAVID R. EBSWORTH, PH.D. David R. Ebsworth, Ph.D.	Director

/S/ JOHN H. FORSGREN John H. Forsgren	Director

/S/ ROBERT E. PATRICELLI, J.D. Robert E. Patricelli, J.D.	Director

/S/ JONATHAN M. ROTHBERG, PH.D. Jonathan M. Rothberg, Ph.D.	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.30	Amendment, dated November 11, 2005, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant

10.38	Collaboration Agreement, dated June 18, 2004, between Seattle Genetics, Inc. and the Registrant

10.49	Addendum dated October 31, 2003, to Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland

10.50	Addendum dated February 1, 2005, to Employment Agreement, dated May 20, 2002, between the Registrant and Elizabeth A. Whayland

10.52	Amendment, dated December 22, 2005, to Employment Agreement, dated August 10, 2005, between 454 Life Sciences Corporation and Christopher K. McLeod

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).