Form 10-Q
period 2006-03-31
CURAGEN CORP
filed 2006-05-10
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 28, 2006 was 55,959,473.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,106	$20,757
Short-term investments	28,895	22,267
Marketable securities	165,284	183,504

Cash and investments	211,285	226,528
Income taxes receivable	363	709
Inventory	6,919	4,103
Accounts receivable	3,892	3,491
Prepaid expenses	2,003	1,522

Total current assets	224,462	236,353

Property and equipment, net	19,755	21,705
Intangible and other assets, net	12,532	12,399

Total assets	$256,749	$270,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,687	$2,943
Accrued expenses	6,179	3,864
Accrued payroll and related items	1,745	1,775
Interest payable	1,212	3,305
Current portion of deferred revenue	6,403	7,766
Other current liabilities	2,590	2,887
Current portion of convertible subordinated debt	66,228	—

Total current liabilities	88,044	22,540

Long-term liabilities:
Convertible subordinated debt, net of current portion	110,000	176,228
Long-term liabilities	547	518
Deferred revenue, net of current portion	13,300	14,250

Total long-term liabilities	123,847	190,996

Commitments and contingencies

Minority interest in subsidiary	704	485

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 55,960,817 shares at March 31, 2006, and 55,642,080 shares at December 31, 2005	560	556
Additional paid-in capital	513,296	514,862
Accumulated other comprehensive loss	(2,705)	(2,833)
Accumulated deficit	(466,997)	(453,133)
Unamortized stock-based compensation	—	(3,016)

Total stockholders’ equity	44,154	56,436

Total liabilities and stockholders’ equity	$256,749	$270,457

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product revenue	$4,495	$1,082
Sequencing service revenue	2,447	261
Collaboration revenue	1,793	1,368
Grant revenue	484	719
Milestone revenue	950	—

Total revenue	10,169	3,430

Operating expenses:
Cost of product revenue	2,627	207
Cost of sequencing service revenue	990	119
Grant research	399	421
Research and development	14,406	17,457
General and administrative	5,385	4,351

Total operating expenses	23,807	22,555

Loss from operations	(13,638)	(19,125)
Interest income	1,976	2,107
Interest expense	(2,348)	(3,361)

Loss before income tax benefit and minority interest in subsidiary loss	(14,010)	(20,379)
Income tax benefit	54	73
Minority interest in subsidiary loss	92	907

Net loss	$(13,864)	$(19,399)

Basic and diluted net loss per share	$(0.25)	$(0.39)

Weighted average number of shares used in computing basic and diluted net loss per share	54,619	50,272

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(13,864)	$(19,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,565	2,000
Stock-based compensation	1,310	318
Stock-based 401(k) plan employer match	107	170
Non-cash interest income	85	210
Minority interest in subsidiary loss	(92)	(907)
Changes in assets and liabilities:
Income taxes receivable	346	(73)
Inventory	(2,816)	(873)
Accounts receivable	(401)	(1,096)
Prepaid expenses	(481)	44
Intangible and other assets, net	(31)	(78)
Accounts payable	790	1,033
Accrued expenses	2,365	1,772
Accrued payroll and related items	(30)	(830)
Interest payable	(2,093)	(3,050)
Current portion of deferred revenue	(1,363)	786
Other current liabilities	(242)	(452)
Deferred revenue, net of current portion	(950)	—

Net cash used in operating activities	(14,795)	(20,425)

Cash flows from investing activities:
Acquisitions of property and equipment	(379)	(2,897)
Proceeds from sale of fixed assets	71	114
Payments for intangible assets	—	(5)
Purchases of short-term investments	(11,146)	(9,046)
Proceeds from sales of short-term investments	4,111	1,448
Proceeds from maturities of short-term investments	381	32,187
Purchases of marketable securities	(4,290)	(18,312)
Proceeds from sales of marketable securities	4,199	9,276
Proceeds from maturities of marketable securities	17,876	9,900

Net cash provided by investing activities	10,823	22,665

Cash flows from financing activities:
Proceeds from exercise of stock options	321	228

Net cash provided by financing activities	321	228

Net (decrease) increase in cash and cash equivalents	(3,651)	2,468
Cash and cash equivalents, beginning of period	20,757	23,849

Cash and cash equivalents, end of period	$17,106	$26,317

Supplemental cash flow information:
Interest paid	$4,225	$6,116

Income tax benefit payments received, net of payments made	$860	—

Acquisition/construction of property, plant and equipment, unpaid at end of period	$6	$2,458

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Reclassifications

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

The Company has determined that acquisitions of property and equipment on account, which were previously reported as components of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. Therefore, the financial statements for the period ended March 31, 2005 have been revised to reflect an increase in cash flows used in operating activities with a corresponding increase in cash flows provided by investing activities of $1.4 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. In addition, the Company also revised the financial statements for the period ended March 31, 2005 to reflect non-cash interest income in the cash flows used in operating activities, and gross inflows and outflows from purchases, maturities and sales of short-term investments and marketable securities in the cash flows provided by investing activities. These revisions had no effect on the Company’s net income or the amount of cash and cash equivalents reported.

The 2005 condensed consolidated financial statements have been reclassified to conform to the classifications used in 2006. All dollar amounts herein are shown in thousands, except par value and per share data.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Comprehensive Loss

The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and is comprised of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive loss is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(13,864)	$(19,399)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	133	(1,549)
Reclassification adjustment for realized losses included in net loss	5	31

Net unrealized gains (losses) on securities	128	(1,518)

Total comprehensive loss	$(13,736)	$(20,917)

The Company periodically reviews its investment portfolios and its investment in TopoTarget A/S (“TopoTarget”) to determine if there is an impairment that is other than temporary, and as of the balance sheet date, has not experienced any impairments in its investments that were other than temporary.

In evaluating whether the individual investments in the investment portfolio are other than temporarily impaired, the Company considers the credit rating of the individual securities, the cause of the impairment of the individual securities which is generally related to interest rate increases, and the severity of the impairment of the individual securities. In order for an individual investment to be impaired, the cause and severity of the impairment must be equal to or more than 5% of the book value of the investment.

The Company regularly evaluates the carrying value of its investment in TopoTarget by considering the market value of the stock of TopoTarget, a publicly traded company on the Copenhagen Stock Exchange. This investment is classified as an available-for-sale long-term marketable security and is included in Intangible and other assets, net, on the March 31, 2006 balance sheet at a fair value of $5,792 which includes an unrealized gain of $503.

3.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires recognition of the fair value of stock-based compensation in net earnings. Previously Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) required only expanded disclosures of stock-based compensation arrangements with employees, and encouraged (but did not require) compensation cost to be measured based on the fair value of the equity instruments awarded. Companies were permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for equity instruments awarded to employees, which recognized compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB 25 for purposes of its stock-based compensation awards to employees through December 31, 2005, and accordingly recorded no compensation expense for option grants unless the option grants had an exercise price less than the fair market value of the underlying stock at the date of grant.

CuraGen has one active stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) and one inactive stock-based compensation plan, the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”), and 454 has one active stock-based compensation plan, the 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”). Under the active plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of CuraGen and 454, respectively. No future awards may be granted under the inactive plan. To date, stock-based compensation issued under the plans has consisted of incentive and non-qualified stock options and restricted stock. Generally, stock options are granted to employees at exercise prices equal to the respective fair market values of the common stock of CuraGen and 454, at the dates of grant, and have terms of 10 years. The Company recognizes stock-based compensation expense for stock option grants over the requisite service period of the individual stock option grants, which equals the vesting period. Generally, stock option grants to employees fully vest between three to five years from the grant date. The Company issues new shares upon the exercise of stock options.

The Company has transitioned to fair-value-based accounting for stock-based compensation under SFAS 123R using a modified version of the prospective application (“modified prospective application”). Under modified prospective application, restatement of prior financial statements is not required; however, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, is recognized as the remaining requisite service is rendered after the adoption of SFAS 123R.

The attribution of compensation cost for purposes of the pro forma disclosures required under SFAS 123 prior to January 1, 2006, was calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which resulted in an acceleration of compensation cost. However, effective with the adoption of SFAS 123R, the Company is recording compensation cost for new awards on a straight-line basis over the requisite service period for the entire award.

In addition, the Company estimated forfeitures when calculating compensation expense for SFAS 123 pro forma disclosures, and adjusted the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differed from such estimates. Changes in estimated forfeitures were recognized through a cumulative true-up adjustment in the period of change and also impacted the amount of compensation expense to be recognized in future periods. The Company will continue to use this methodology after the adoption of SFAS 123R. With respect to accounting for the compensation expense related to restricted stock awards, the Company previously recognized forfeitures as they occurred. However, effective with the adoption of SFAS 123R, the Company now estimates forfeitures for purposes of calculating compensation expense related to restricted stock. The impact on previously reported compensation expense related to restricted stock where forfeitures were recognized as incurred was not material.

Prior to the adoption of SFAS 123R, the Company used the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees for purposes of SFAS 123 disclosure. Upon the adoption of SFAS 123R, the Company continues to use the Black-Scholes option valuation model for purposes of valuing all new awards and awards modified, repurchased or cancelled on or after January 1, 2006.

Historically, CuraGen has used the following methods to determine the factors input into the Black-Scholes model: historical volatility is used to determine the expected stock price volatility factor; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term of the options has been calculated using CuraGen’s historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R, CuraGen continues to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term CuraGen uses the simplified approach as outlined in Staff Accounting Bulletin No. 107 (Topic 14) (“SAB 107”), whereby the expected term is equal to the average of the vesting term and the contractual term.

Historically, 454 has used the following methods to determine the factors input into the Black-Scholes model: review of volatilities of otherwise similar entities with publicly traded stock is used to determine the expected stock price volatility of 454’s non-public stock; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term of the options has been calculated using 454’s historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R, 454 continues to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term 454 uses the simplified approach as outlined in SAB 107, whereby the expected term is equal to the average of the vesting term and the contractual term.

For purposes of restricted stock grants, the grant date fair value is calculated as the fair market value of the stock on the date of grant less the purchase price of the restricted stock paid by the grantee, which is equal to the $.01 par value of the stock. CuraGen recognizes stock-based compensation expense for restricted stock grants over the requisite service period of the individual grants, which equals the vesting period. Generally, restricted stock grants to employees fully vest between two to three years from the grant date. CuraGen issues new shares to satisfy grants of restricted stock.

SFAS 123R requires the presentation of pro forma information for periods prior to the adoption as if the Company had accounted for all stock-based compensation under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which equals the vesting period. Employee stock-based compensation shown below includes the amortization of restricted stock compensation expense recorded in the statements of operations during the period presented. The following table illustrates the effect on net loss and earnings per share as if the fair value recognition provisions had been applied to the Company’s employee stock-based compensation.

Three Months Ended March 31, 2005
Net loss, as reported	$(19,399)
Employee stock-based compensation expense included in net loss	313
Total employee stock-based compensation expense determined under the fair-value-based method for all awards	(1,022)

Pro forma net loss	$(20,108)

Basic and diluted net loss per share:
As reported	$(0.39)
Pro forma	$(0.40)

Upon adoption of SFAS 123R, the Company recognizes the compensation expense associated with stock options granted to employees after December 31, 2005, and the unvested portion of previously granted employee stock option awards that were outstanding as of December 31, 2005, in the condensed consolidated statements of operations. During the quarter ended March 31, 2006, the Company recognized compensation expense of $559 with respect to employee stock options. As of March 31, 2006 the Company had capitalized compensation expense for employee stock options of $8 into inventory. During the quarter ended March 31, 2006, the Company also recognized compensation expense of $736 in the condensed consolidated statements of operations with respect to restricted stock grants. Due to the CuraGen and 454 net loss positions, no tax benefit was recorded during the period. Upon the adoption of SFAS 123R, the Company reversed the $3,016 balance in the unamortized stock-based compensation account to additional paid-in-capital in accordance with SFAS 123R. Compensation expense related to the shares of restricted stock will be recognized in the Company’s statements of operations over the vesting periods.

For the three months ended March 31, 2006, the adoption of SFAS 123R had the following effect on amounts that would have been reported using the intrinsic value method under APB 25:

	Three Months Ended March 31, 2006
	Using APB 25 Accounting	SFAS 123R Adjustments	As Reported
Loss before income tax benefit and minority interest in subsidiary loss	$(13,403)	$(607)	$(14,010)
Net loss	$(13,305)	$(559)	$(13,864)
Basic and diluted net loss per share	$(0.24)	$(0.01)	$(0.25)

The fair value of options granted during the three months ended March 31, 2006 and 2005 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected stock price volatility - CuraGen	79%	82%
Expected stock price volatility - 454	31%	33%

Risk-free interest rate - CuraGen	4.23%	3.43%
Risk-free interest rate - 454	4.23%	3.87%

Expected option term in years - CuraGen	6.25	4.61
Expected option term in years - 454	6.25	7.76

Expected dividend yield - CuraGen and 454	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
CuraGen	$2.91	$3.83
454	$1.40	$1.15

A summary of the stock option activity under the 1993 Stock Plan during the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	222,864	$2.91
Granted	—
Exercised	—
Canceled or lapsed	(800)	5.00

Outstanding March 31, 2006	222,064	2.91	.86	$467,051

Exercisable March 31, 2006	222,064	2.91	.86	$467,051

The total intrinsic value of options exercised under the 1993 Stock Plan during the three months ended March 31, 2005 was $57. There were no options exercised under the 1993 Stock Plan during the three months ended March 31, 2006.

The following table presents weighted average price information about significant option groups under the 1993 Stock Plan exercisable at March 31, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.50	50,400	$1.50
2.05	78,000	2.05
3.75 - 5.00	93,664	4.38

	222,064	2.91

A summary of the stock option activity under the 1997 Stock Plan during the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	5,183,311	$11.54
Granted	1,274,742	4.05
Exercised	(2,749)	3.50
Canceled or lapsed	(162,084)	13.22

Outstanding March 31, 2006	6,293,220	9.98	6.64	$2,935,140

Exercisable March 31, 2006	3,655,038	13.28	4.99	$1,457,406

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended March 31, 2006 and 2005 was $4 and $28, respectively.

The following table presents weighted average price information about significant option groups under the 1997 Stock Plan exercisable at March 31, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$2.565-3.780	528,549	$3.24
3.875-5.031	725,659	4.29
5.090-5.970	845,844	5.73
6.000-8.710	500,334	8.10
15.830-22.500	341,800	16.76
24.938-31.660	326,485	26.88
41.125-58.334	386,367	52.54

	3,655,038	13.28

A summary of all stock option activity under the 454 2000 Stock Plan during the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	4,195,567	$2.53
Granted	723,700	3.54
Exercised	(122,900)	2.53
Canceled or lapsed	(101,166)	2.52

Outstanding, March 31, 2006	4,695,201	2.68	6.46	$5,004,551

Exercisable, March 31, 2006	2,825,018	2.48	4.93	$3,578,723

The total intrinsic value of options exercised under the 454 2000 Stock Plan during the three months ended March 31, 2006 and 2005 was $118 and $0, respectively.

The following table presents weighted average price information about significant option groups under the 454 2000 Stock Plan exercisable at March 31, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25 - 2.50	2,709,818	$2.46
2.75	15,200	2.75
3.00	100,000	3.00

Total	2,825,018	2.48

As of March 31, 2006 there was $5,223 of total unrecognized compensation expense related to non-vested stock option grants under the 1993 Stock Plan, 1997 Stock Plan and 454 2000 Stock Plan. This expense is expected to be recognized over a weighted-average period of 2.23 years.

A summary of all restricted stock activity under the 1997 Stock Plan during the three months ended March 31, 2006 is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2006	1,043,320	$4.63
Granted	300,000	4.73
Restrictions lapsed	(9,375)	6.22
Repurchased upon employee termination	(7,000)	5.17

Outstanding March 31, 2006	1,326,945	4.64

The total fair value of restricted shares vested during the three months ended March 31, 2006 was $32. There were no restricted shares that vested during the three months ended March 31, 2005.

As of March 31, 2006, there was $3,595 of total unrecognized compensation expense related to non-vested restricted stock grants under the 1997 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.66 years.

4.	Restructuring and Related Charges

In June 2003, CuraGen announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,383 was paid prior to March 31, 2006. The remaining cash requirements of $298 will be paid through 2008.

In September 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the September 2005 restructuring plan, a charge of $1,280 was recorded in the third quarter of 2005, including $1,111 related to employee separation costs, $130 of operating lease obligations and $39 of asset impairment costs. The cash requirements under the September 2005 restructuring plan were $1,057, of which $921 was paid prior to March 31, 2006. The remaining cash requirements of $136 will be paid through the second quarter of 2006.

In November 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the November 2005 restructuring plan, a charge of

$1,537 was recorded in the fourth quarter of 2005, including $1,396 of operating lease obligations and $141 of asset impairment costs. The cash requirements under the November 2005 restructuring plan were $1,396, of which $308 was paid prior to March 31, 2006. The remaining cash requirements of $1,088 will be paid through 2007.

5.	Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, the Company’s majority-owned subsidiary, has commercialized advanced technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—”whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors.

	March 31, 2006	December 31, 2005
Cash and investments:
CuraGen	$199,298	$211,238
454	11,987	15,290

Total	$211,285	$226,528

Total assets:
CuraGen	$232,768	$247,493
454	30,406	30,119
Intercompany eliminations	(6,425)	(7,155)

Total	$256,749	$270,457

	Three Months Ended March 31,
	2006	2005
Revenues:
CuraGen	$1,540	$1,384
454	8,751	2,162
Intercompany eliminations	(122)	(116)

Total	$10,169	$3,430

Operating expenses:
CuraGen	$14,773	$17,831
454	9,156	4,840
Intercompany eliminations	(122)	(116)

Total	$23,807	$22,555

Net loss:
CuraGen	$13,687	$17,660
454	269	2,646
Minority interest in subsidiary loss	(92)	(907)

Total	$13,864	$19,399

Capital expenditures:
CuraGen	$95	$2,677
454	305	222
Intercompany eliminations	(21)	(2)

Total	$379	$2,897

Depreciation and amortization:
CuraGen	$1,932	$1,401
454	633	599

Total	$2,565	$2,000

6.	Inventory

A summary of inventory is as follows:

	March 31, 2006	December 31, 2005
Raw material	$4,404	$2,098
Work in process	959	1,336
Finished goods	1,556	669

Total	$6,919	$4,103

7.	Loss Per Share

Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period excluding unvested restricted stock. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised, unvested restricted stock and warrants granted but not yet exercised are anti-dilutive and therefore not considered for the diluted LPS calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options, unvested restricted stock and outstanding warrants are 20,236,558 and 20,840,046 at March 31, 2006 and 2005, respectively.

8.	6% Convertible Subordinated Debentures Due 2007

In 2000, the Company completed an offering for $150,000 of 6% convertible subordinated debentures due February 2, 2007 and received net proceeds of approximately $145,600. To date, the Company repurchased $83,772 of its 6% convertible subordinated debentures due in 2007, for total consideration of $81,540, plus accrued interest of $1,221 to the date of repurchase, and recorded a gain of $1,472 in Gain on extinguishment of debt, which includes the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. As of March 31, 2006, the remaining balance $66,228 of 6% convertible subordinated debentures due February 2, 2007 has been classified on the balance sheet in current liabilities, as the outstanding balance is due in less than one year.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from our past research into the human genome and our efforts are now focused on developing and advancing potential therapeutics through preclinical and clinical development. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. Our 66% majority-owned subsidiary, 454 Life Sciences (“454”), has commercialized advanced technologies for sequencing DNA. 454’s current products perform rapid and comprehensive “whole genome sequencing,” or the determination of the nucleotide sequence of entire genomes, as well as “ultra-deep sequencing,” or the accurate detection of mutations in target genes of interest. In the first quarter of 2005, 454 began commercializing the first version of the 454 Sequencing System. The 454 Sequencing System is comprised of 454’s Genome Sequencer 20 Instrument (“GS20”), reagent kits, consumables and a suite of analysis software.

Recent Developments

Preclinical and Clinical Therapeutics

We are currently focusing our resources on our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. We also maintain a portfolio of protein, antibody, and small molecule therapeutics, and targets in various stages of development in the areas of oncology, inflammatory diseases and diabetes.

Oncology Pipeline

•	Velafermin is a protein therapeutic that we are investigating for the prevention of oral mucositis (“OM”), a debilitating side effect experienced by many cancer patients receiving treatment with chemotherapy, radiotherapy, or a combination thereof. In December 2005, we completed a Phase II clinical trial on velafermin that randomized 212 patients undergoing high-dose chemotherapy, with or without total body irradiation, prior to autologous bone marrow transplantation, to receive a single administration of either placebo or one of three doses of velafermin for the prevention of oral mucositis. Results from this trial were presented in February 2006 at the 2006 Bone Marrow Transplantation (“BMT”) Tandem Meetings. Data presented suggest that a single dose of 0.03 mg/kg velafermin administered to patients one day after reinfusion of stem cells may reduce the incidence of severe Grade 3 or 4 OM, however the primary analysis for a linear dose trend across increasing doses of velafermin did not achieve statistical significance. To confirm the activity of the 0.03 mg/kg dose of velafermin, we are conducting a second Phase II trial, which is expected to begin enrolling patients during the second quarter of 2006. This study will evaluate the efficacy of 0.03 mg/kg velafermin compared to placebo for the prevention of oral mucositis, and also evaluate the activity of a single dose of 0.01 mg/kg velafermin or 0.06 mg/kg velafermin compared to placebo;

•	PXD101 is a small molecule histone deacetylase (“HDAC”) inhibitor we in-licensed from TopoTarget A/S in June 2004 and is currently being investigated for the treatment of cancer, both as a single agent and in combination with other anti-cancer treatments. We are currently studying the activity of PXD101 in five proof-of-concept clinical trials:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Milestone
Multiple myeloma	II	Monotherapy or in combination with dexamethasone	January 2005	Preliminary results mid 2006
Solid tumors and colorectal cancer	Ib	Combination with 5-fluorouracil	September 2005	Preliminary results Q4 2006
Solid tumors and ovarian cancer	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Preliminary results Q4 2006
T-cell lymphoma	II	Monotherapy	January 2006	Preliminary results mid 2007
Multiple myeloma	Ib	Combination with Velcade®	March 2006	Preliminary results mid 2007

Under the Clinical Trials Agreement (“CTA”) we signed with the National Cancer Institute (“NCI”) in August 2005, the NCI will also initiate additional clinical trials evaluating PXD101, both alone and in combination, for other cancer indications. In March 2006, the first NCI-sponsored study under the CTA began enrolling patients into a Phase I trial evaluating the safety of PXD101 in combination with bortezomib (Velcade®) for patients with advanced solid tumors or lymphomas;

•	CR011 is a fully-human monoclonal antibody stemming from our collaboration with Amgen (formerly Abgenix, Inc.), and utilizes antibody-drug conjugation (“ADC”) technology licensed from Seattle Genetics. We anticipate that CR011 will enter a Phase I clinical trial for the treatment of metastatic melanoma during the first half of 2006;

•	CR014 is a fully-human monoclonal ADC that targets TIM-1, also known as T-cell Immunoglobulin domain and Mucin domain 1, and is in preclinical studies to evaluate its role in the treatment of ovarian cancer and renal cell carcinoma. In March 2006 we presented new preclinical data on CR014 at the 97th Annual Meeting of the American Association for Cancer Research (AACR) in Washington, D.C. that demonstrated potent anti-proliferative activity on antigen positive renal and ovarian carcinoma cell lines both in vitro and in vivo; and

•	CR012 is a fully-human monoclonal antibody that targets SLPI, also known as secretory leukocyte protease inhibitor, a protein located on the surface of certain cancer cells, and is in preclinical studies to evaluate its role in the treatment of colorectal and ovarian cancers. In March 2006 we presented new preclinical data on CR012 at the 97th Annual Meeting of the AACR in Washington, D.C. that demonstrated inhibition of colon carcinoma cell lines growth in vitro and in vivo.

In addition, we have several potential protein, antibody, and small molecule therapeutics that have been or are being prepared to be evaluated in animal studies. We will continue to evaluate strategic opportunities for these assets through partnerships, licensing, or the filing of investigational new drug application (“IND”) applications in the future.

454 Life Sciences Corporation

454 was formed in 2000 as our majority-owned subsidiary. 454 has commercialized advanced technologies for rapidly and comprehensively determining the nucleotide sequence of entire genomes—”whole genome sequencing”—and performing ultra-deep sequencing of, or accurate detection of mutations in, target genes of interest. The GS20 sequences more than 20 million bases from over 200,000 independent DNA fragments per five hour run on a single instrument. We believe 454’s affordable, high-throughput technology will expand the whole genome sequencing market beyond genome centers, where the majority of such sequencing services are currently performed, to research centers and academic institutions.

In April 2006, 454 and F. Hoffman-LaRoche Ltd. (“Roche”) announced enhancements to the GS20 including a single read accuracy of greater than or equal to 99%, two additional PicoTiterPlate gasket formats, new software algorithms supporting additional applications, and a Laboratory Information Management System (LIMS) enabled mode that allows the system to be embedded into existing lab infrastructures.

Strategic Collaborations

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

In April 2006, the acquisition of Abgenix by Amgen, Inc. officially closed. Abgenix will now operate as a wholly-owned subsidiary and be referred to as Amgen Freemont, Inc. (“Amgen”). In accordance with the terms of the agreement pertaining to change of control, Amgen is obligated to assume all obligations of the agreement.

Summary

We expect to generate value for our shareholders by developing novel therapeutics and advanced technologies for the sequencing of DNA. We expect to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: 454 product, service, grant, and milestone revenue; and interest income.

We expect to continue incurring substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs identified by our platform as being promising and synergistic with our products and expertise; and 454, as it continues to work on the development and commercialization of its technology for whole genome analysis and other sequencing applications. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years, unless we are able to realize significant revenues through 454’s sales of DNA sequencing services and the GS20 and related reagents and consumables. The timing and amounts of such revenues cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

All dollar amounts in this Item 2 are shown in millions, unless otherwise noted.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and as such, actual results may differ from our estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

We utilized the modified prospective transition method to adopt SFAS 123R on January 1, 2006. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recorded in net income in the periods after the date of adoption. Prior to January 1, 2006, we accounted for stock options under the intrinsic value method described in APB 25, and related Interpretations as permitted by SFAS 123. When applying the intrinsic value method to stock options, we did not record stock-based compensation cost in net loss because the exercise price of our stock options equaled the market price of the underlying stock on the date of grant. For additional information on stock-based compensation please see Note 3 to our condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three month periods ended March 31, 2006 and 2005 (in millions):

	Three months ended March 31,
	2006	2005	$ Change	% Change
Product revenue	$4.5	$1.1	$3.4	309%
Sequencing service revenue	2.4	0.3	2.1	700%
Collaboration revenue	1.8	1.4	0.4	29%
Grant revenue	0.5	0.7	(0.2)	(29)%
Milestone revenue	0.9	—	0.9	100%
Cost of product revenue	2.6	0.2	2.4	1200%
Cost of sequencing service revenue	1.0	0.1	0.9	900%
Grant research expenses	0.4	0.4	—	—
Research and development expenses	14.4	17.5	(3.1)	(18)%
General and administrative expenses	5.4	4.4	1.0	23%
Interest income	2.0	2.1	(0.1)	(5)%
Interest expense	2.3	3.4	(1.1)	(32)%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.1	0.9	(0.8)	(89)%

Net loss	$13.8	$19.4

The following table sets forth a comparison of revenue by segment, for the three month periods ended March 31, 2006 and 2005 (in millions):

	Three months ended March 31,
	2006	2005	$ Change	% Change
Product revenue:
454	$4.5	$1.1	$3.4	309%

Total	$4.5	$1.1

Sequencing service revenue:
454	$2.4	$0.2	$2.2	1100%

Total	$2.4	$0.2

Collaboration revenue:
CuraGen	$1.4	$1.4	—	—
454	0.4	—	$0.4	100%

Total	$1.8	$1.4

Grant revenue:
454	$0.5	$0.7	$(0.2)	(29)%

Total	$0.5	$0.7

Milestone revenue:
454	$0.9	—	$0.9	100%

	$0.9	—

Product revenue. 454’s product revenue for the three month period ended March 31, 2006 consisted of GS20 instrumentation, reagents kits and consumables sold to 454’s distribution partner, Roche. 454’s product revenue for the three month period ended March 31, 2006 also included royalties from Roche related to Roche product sales. 454 began selling products directly to end users in the first quarter of 2005 and through Roche in the fourth quarter of 2005. Under 454’s agreement with Roche, 454 receives payments at agreed upon transfer pricing for shipments of 454’s products to Roche. In addition, 454 receives a royalty from Roche upon its sale of products to end users. Royalties on sales to third parties completed by Roche are recognized when earned, based upon royalty reports received from Roche at the end of each calendar quarter.

During the three month period ended March 31, 2006, the first full quarter of product sales through Roche, 454 recognized $4.5 million of product sales as compared to $1.1 million for the first quarter of 2005. The increase in product sales was due to an increase in the number of instruments, reagents and consumables sold, compared to the 2005 period in which sales of the GS20 had just begun, partially offset by a decrease in pricing. Together the transfer price and royalty received by 454 from Roche represented approximately 50% of the price paid by the end user. We expect product revenues during the remaining quarters of 2006 to continue to increase as a result of increasing unit sales to, and additional royalties from, Roche.

Sequencing service revenue. During the three month period ended March 31, 2006, 454 recognized $2.4 million of sequencing service revenue as compared to $0.2 million during the first quarter of 2005. The increase was due to the number of sequencing service contracts completed in the first quarter of 2006 as compared to the first quarter of 2005. 454 expects sequencing service revenue to remain roughly constant over the remaining three quarters of 2006.

Collaboration revenue. CuraGen’s collaboration revenue for the three months ended March 31, 2006 remained relatively constant with the same period in 2005. We expect to recognize $0.9 million in collaboration revenue during the second quarter of 2006, reflecting the completion of the remaining work under the Company’s Pharmacogenomics Agreement with Bayer AG.

Under 454’s Research and Development agreement with F. Hoffmann-La Roche Ltd, (the “Roche Research and Development Agreement”), Roche has an obligation to fund applications for sequencing DNA. In the first quarter of 2006 Roche funded approximately $0.4 million of 454’s application research and development. 454 expects similar funding levels for the remaining quarters of 2006.

Grant revenue. During the three month period ended March 31, 2006, 454 recognized $0.5 million of grant revenue as compared to $0.7 million for the first quarter of 2005. Grant revenue was related to two grants from the National Human Genome Research Institute (“NHGRI”), one of the National Institutes of Health (“NIH”). 454 expects revenue from these two NIH grants to be consistent with the first quarter of 2006 for the remaining three quarters of 2006, based on the planned research under these two grants.

Milestone revenue. Under the Roche License, Supply and Distribution Agreement dated May 11, 2005 between 454 and Roche (the “Roche License Agreement”), 454 is entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. For the purposes of milestone revenue recognition, the effective date of the agreement was determined by management of 454 to be October 2005, the date of the commercial launch by Roche of 454’s products. Milestone revenue for the three month period ended March 31, 2006 of $0.9 million relates to the amortization associated with $19.0 million of up-front payments from Roche earned during 2005. We expect milestone revenue to increase in 2006 due to amortization associated with additional up-front milestones expected to be earned in 2006.

Cost of product revenue. Cost of product revenue for the three month period ended March 31, 2006 was $2.6 million as compared to $0.2 million in 2005 as a result of increased product sales. Effective February 1, 2005, the date on which we successfully completed the installation of our first 454 sequencing instrument at a customer site, we began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Certain items that were previously capitalized as fixed assets were transferred into inventory at the net book value on February 1, 2005. In October 2005, 454 began selling instrumentation, reagents and consumables to Roche at an agreed upon transfer price and earning royalties from Roche on Roche sales. We expect the cost of instrument and reagent sales to increase in 2006 due to the expected increase in volume of unit sales to Roche. Due to the non-recurring nature of, the items transferred into inventory and, beginning in the fourth quarter of 2005, 454’s selling of instruments and reagents to Roche at agreed upon transfer prices and in exchange for royalties from Roche, the profit margin 454 earns on 454’s products is expected to decrease in 2006 as compared to 2005.

Cost of sequencing service revenue. Cost of sequencing service revenue for the three month period ended March 31, 2006 was $1.0 million as compared to $0.1 million for the same period in 2005. The increase in cost of sequencing service revenue was due to the number of sequencing service contracts in the first quarter of 2006 as compared to the first quarter of 2005. 454 expects cost of sequencing service revenue to remain constant over the remaining three quarters of 2006.

Grant research expenses. Grant research expenses for the three month period ended March 31, 2006 were consistent with the same period in 2005. Grant research expenses were related to two federal grant awards from the

NIH, and include personnel costs and lab supplies that are directly related to the research outlined in the grant award. We expect 2006 grant research expenses to decrease in comparison to 2005 based on the research plan outlined under these two grants.

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three month periods ended March 31, 2006 and 2005 (in millions):

	Three months ended March 31,
	2006	2005	$ Change	% Change
Research and development expenses:
CuraGen	$11.1	$15.0	$(3.9)	(26)%
454	3.3	2.5	0.8	32%

Total	$14.4	$17.5

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

Below is a summary that reconciles our total research and development expenses for the three month periods ended March 31, 2006 and 2005 by the major categories mentioned above (in millions):

	Three months ended March 31,
	2006	2005	$ Change	% Change
Salary and benefits	$4.2	$4.2	$—	—
Supplies and reagents	1.6	1.3	0.3	23%
Contractual and manufacturing costs	4.9	4.4	0.5	11%
Perpetual license fees and milestone payments	—	4.0	(4.0)	(100)%
Depreciation and amortization	1.0	1.1	(0.1)	(9)%
Allocated facility costs	2.7	2.5	0.2	8%

Total research and development expenses	$14.4	$17.5

The decrease in research and development expenses for CuraGen for the three month period ended March 31, 2006 was primarily due to first quarter 2005 perpetual license fee payments of approximately $4.0 million (primarily related to our collaborations with TopoTarget and Seattle Genetics), offset by non-cash expenses for stock options and restricted stock recorded under SFAS 123R. We anticipate a slight decrease in research and development expenses during 2006 as compared to 2005, primarily in salaries and benefits, perpetual license fees and supplies and reagents, offset by an increase in contractual costs.

The increase in research and development expenses for 454 for the three months ended March 31, 2006 was primarily due to increased salary and benefits, as a result of an increase in personnel as well as non-cash expenses for stock options recorded under SFAS 123R, and increased supplies and reagents. We expect 454’s research and development expenses to increase in 2006 as compared to 2005 in support of anticipated new product launches.

As soon as CuraGen advances a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of March 31, 2006, as well as the current direct research and development expenses for the three month periods ended March 31, 2006 and 2005, which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions):

		Clinical Trial Costs
Therapeutic Area and Clinical Candidate	Class	Cumulative as of March 31, 2006 (since commencement of Phase I trial)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Indication	Trial Status
Cancer Supportive Care
Velafermin	Protein	$27.9	$2.3	$1.7	Oral Mucositis	Phase II
Oncology
PXD101	Small Molecule	$21.3	$2.3	$4.9	Various Cancers	Phase II

Kidney Inflammation

CR002	Antibody	$1.5	—	$0.5	Kidney Inflammation	Phase I

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting or have conducted human studies with respect to velafermin, PXD101, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

Completion of research and development, preclinical testing and clinical trials may take many years. Estimates of completion periods for any of our major research and development projects are highly speculative and variable, and dependent on the nature of the disease indication, how common the disease is among the general populace, and the results of the research. For example, preclinical testing and clinical trials can often go on for an indeterminate period of time since the results of tests are continually monitored, with each test considered “complete” only when sufficient data has been accumulated to assess whether the next phases of clinical trials are warranted or whether the effort should be abandoned. Typically, Phase I clinical trials are expected to last between 12 and 24 months, Phase II clinical trials are expected to last between 24 and 36 months and Phase III clinical trials are expected to last between 24 and 60 months. The most significant time and costs associated with clinical development are the Phase III trials as they tend to be the longest and most comprehensive studies conducted during the drug development process.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials and a longer period of time before we become profitable from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, velafermin, PXD101, CR002, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. The following table sets forth a comparison of general and administrative expenses by segment, for the three month periods ended March 31, 2006 and 2005 (in millions):

	Three months ended March 31,
	2006	2005	$ Change	% Change
General and administrative expenses:
CuraGen	$3.7	$2.9	$0.8	28%
454	1.7	1.5	0.2	13%

Total	$5.4	$4.4

The increase in CuraGen’s general and administrative expenses for the three months ended March 31, 2006, as compared to the same period in 2005 was primarily a result of executive recruiting costs, consulting and legal fees and non-cash expenses for stock options and restricted stock recorded under SFAS 123R. Our general and administrative expenses are expected to increase slightly for the full year 2006 as compared to 2005.

The increase in 454’s general and administrative expenses for the three month period ended March 31, 2006, as compared to the same period in 2005, was attributable to the growth in the employee base as a result of the commercialization of 454’s GS20 as well as non-cash expenses for stock options recorded under SFAS 123R. Accordingly, 454’s general and administrative expenses are expected to continue to increase during 2006 as compared to 2005.

Interest income. Interest income for the three months ended March 31, 2006 decreased slightly compared to the same period in 2005 primarily due to lower cash and investment balances, offset by higher yields in our investment portfolio. We earned an average yield of 3.6% in the first quarter of 2006 as compared to 2.5% in the first quarter of 2005. During 2006, we expect the yields in our investment portfolio to continue to be slightly higher than 2005. However, due to the utilization of cash and investment balances in the normal course of operations, we anticipate interest income to decrease in 2006. In the event that during 2006 we use cash to repurchase a portion of our remaining debt due in 2007, our estimate of the size of the anticipated decrease in interest income for 2006 will differ accordingly.

Interest expense. Interest expense for the three months ended March 31, 2006 decreased compared to the same period in 2005 primarily due to the repurchases by us in 2005 of $63.8 million of our 6% convertible subordinated debentures due 2007. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to decrease during 2006 as compared to 2005 due to the repurchases as described above. In the event that during 2006 we use cash to repurchase a portion of our remaining existing debt due in 2007, our estimate of 2006 interest expense will differ accordingly.

Income tax benefit. CuraGen recorded an income tax benefit during the first quarter of 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2006 income tax benefit for CuraGen to be consistent with 2005 (before adjustments to reflect statute expirations), as 2006 qualified expenses are expected to remain relatively constant as compared to 2005.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three months ended March 31, 2006 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased as compared to the same period in 2005, due to an increase in 454 revenue recognized during this period from the sales of instruments and reagents as well as sales of sequencing services. During 2006, losses attributed to the minority ownership in 454 are expected to be consistent with 2005. In the event that during 2006 the cumulative losses applicable to the minority interest in subsidiary exceed the minority interest in the equity capital of 454, all future losses applicable to the minority interest will be charged to CuraGen.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; revenues received under our collaborative research agreements; government grants; sales and royalties from sales of instruments and reagents; and receipt of milestone payments. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

454 received two federal grants during 2004 for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the three month periods ended March 31, 2006 and 2005, using the direct cash flow method (in millions):

	Three months ended March 31,
	2006	2005
Cash received from collaborators, customers and grantors	$7.4	$3.2
Cash paid to suppliers and employees	(20.2)	(19.2)
Restructuring and related charges paid	(0.7)	(0.5)
Interest income received	2.0	2.0
Interest expense paid	(4.2)	(6.1)
Income tax benefit received	0.9	—

Net cash and investments used in operating activities	(14.8)	(20.6)

Cash paid to acquire property and equipment, net of sales proceeds	(0.3)	(2.8)

Net cash and investments used in investing activities	(0.3)	(2.8)

Cash received from employee stock option exercises	0.3	0.2

Net cash and investments provided by financing activities	0.3	0.2

Unrealized loss on short-term investments and marketable securities	(0.4)	(1.5)

Net decrease in cash and investments	(15.2)	(24.7)
Cash and investments, beginning of period	226.5	328.1

Cash and investments, end of period	$211.3	$303.4

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

Future Liquidity. During the next twelve months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; product revenue; sequencing service revenue; milestone payments; grant revenue; interest income; potential public securities offerings; and/or private strategic-driven common stock offerings. We plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as to advance 454’s next-generation sequencing technologies. Accordingly, over the next 24 months, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; supplies and reagents; potential milestone payments; and costs related to 454. In addition, we expect the payments of interest to the holders of our 2007 and 2011 convertible subordinated debt to be a continued significant use of liquidity, as well as the expected repayment of $66.2 million of the existing 6% convertible subordinated debentures due upon maturity in 2007.

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

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next twenty-four months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of available funds to meet our future operating and capital requirements, including the repayment of the remaining balance of our $66.2 million of 6% convertible subordinated debentures due February 2, 2007, and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the amounts and timing of sales of 454’s products and services; the costs and timing of obtaining regulatory approvals for any of our products; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Recently Enacted Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and which supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. In addition, in March 2005, the FASB issued Staff Accounting Bulletin No. 107 which provided guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first annual reporting period that begins after June 15, 2005, and therefore, we adopted SFAS 123R on January 1, 2006. Effective with the adoption of SFAS 123R the proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost and the transition method to be used at date of adoption. For public companies the available transition methods include modified prospective and retroactive adoption options. See Note 3 to our condensed consolidated financial statements for further details of the adoption of SFAS 123R.

Certain Factors That May Affect Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements are subject to certain risks and uncertainties. Examples of such statements include, but are not limited to, “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about our:

•	anticipated progress of clinical development programs;

•	anticipated progress in technology development and commercialization strategy;

•	results and projected timetables of our clinical trials;

•	potential future licensing fees, milestone payments, grants and royalty payments;

•	ability to market, commercialize and achieve market acceptance for our product candidates or products that we develop;

•	expected future financial results, including estimated revenues, cost of product revenue, cost of sequencing service revenue, operating expenses, interest income, interest expense, income tax benefit and minority interest in subsidiary loss;

•	estimates regarding the future sufficiency of our cash resources;

•	expectation that we may repurchase or refinance additional portions of the existing 6% convertible subordinated debentures due 2007; and

•	plans to continue to explore alternative sources for financing our business activities.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward looking statements as a result of various factors, including, but not limited to, the following: the risk that any one or more of CuraGen’s drug development programs will not proceed as planned for technical, scientific or commercial reasons or due to patient enrollment issues or based on new information from nonclinical or clinical studies or from other sources; the success of competing products and technologies; CuraGen’s stage of development as a biopharmaceutical company; government regulation and healthcare reform; technological uncertainty and product development risks; product liability exposure; uncertainty of additional funding; the Company’s history of incurring losses and the uncertainty of achieving profitability; reliance on research collaborations and strategic alliances; competition; patent infringement claims against the Company’s products, processes and technologies; the Company’s ability to protect its patents and proprietary rights; and, uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of March 31, 2006 included $110.0 million of our 4% convertible subordinated notes due February 15, 2011, a long-term liability of $0.5 million for the remaining future minimum payments under a license agreement (see Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005) and the long-term portion of 454’s deferred revenue in the amount of $13.3 million. As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of March 31, 2006, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was estimated to have been $65.8 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was estimated to have been $88.2 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a -15 under the Securities Exchange Act of 1934, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting, identified in connection with the above-mentioned evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

454’s Sequencing System and reagent kits have been offered commercially for only a short period of time and its technology platform is based on new and relatively unproven technologies and methods. Our future success depends on market acceptance of our current products and our continued research, development and commercialization efforts relating to the future versions of our sequencing systems.

We began marketing, selling and distributing our 454 Sequencing System in 2005 as the GS20 and, as of December 31, 2005, had placed twenty systems. The future versions of our sequencing systems are either in development or the early stages of commercialization. Compared to well-known technologies, our DNA sequencing system has not yet been widely adopted or accepted. Accordingly, to be successful, our current and future sequencing systems, and the technologies underlying those products, must be accepted by our target markets. This market acceptance and the success of our products will depend on numerous factors, including:

•	the ability to use our products for large-scale applications of DNA sequencing in a cost effective and dependable manner;

•	whether customers adopt our DNA sequencing systems, as opposed to the products and technologies offered by our competitors;

•	the willingness and ability of more researchers to invest in DNA sequencing technology than have already done so to date;

•	the willingness and ability of customers to adopt new technologies requiring additional capital investment; and

•	our ability to manufacture, market, sell and distribute our DNA sequencing systems and reagent kits on a competitive cost basis.

If a third party successfully asserts that 454 has infringed its patents, our business could be adversely affected.

We are aware of certain issued patents and an allowed patent application expected to issue in mid-2006 that are held by Illumina, Inc. (“Illumina”) and which may be construed by Illumina to apply to an aspect of 454’s sequencing technology that involves the use of DNA-capture beads with 454’s PicoTiter plates. We believe that 454 does not infringe any valid claim, either literally or under the doctrine of equivalents, and that, furthermore, certain claims of these patents should be held invalid if asserted against 454’s activities. Nevertheless, intellectual property litigation is expensive and time-consuming, with many risks and uncertainties, and there can be no assurance that 454 will prevail in any specific action.

454 will continue to sell its products and we believe that alternative configurations of 454’s products are available. We expect that any such reconfiguration would take a number of months to implement and we cannot assure you that any such reconfiguration would be technologically feasible or would meet current customer requirements.

If 454 were unsuccessful in any action in which these patents were asserted and/or in reconfiguring its products in a timely way, it might have to curtail the manufacture and sale of its products, which could adversely affect our business.

Item 6. Exhibits

Exhibit 10.1	Addendum dated January 25, 2006, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

Exhibit 10.2	Addendum dated January 25, 2006, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

Exhibit 10.3	Addendum dated January 25, 2006, to Employment Agreement, dated April 1, 2002, between the Registrant and Elizabeth A. Whayland

Exhibit 10.4	Addendum dated January 25, 2006, to Employment Agreement, dated August 10, 2005, between 454 Life Sciences Corporation and Christopher K. McLeod

Exhibit 10.5	Employment Agreement, dated March 29, 2006, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.6	Revised Board of Directors Compensation Policy of the Registrant, approved March 29, 2006

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006	CuraGen Corporation

	By:	/s/ Frank M. Armstrong
Frank M. Armstrong
Chief Executive Officer and President
(principal executive officer of the registrant)

	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Addendum dated January 25, 2006, to Employment Agreement, dated September 9, 2002, between the Registrant and Timothy M. Shannon

Exhibit 10.2	Addendum dated January 25, 2006, to Employment Agreement, dated April 1, 2002, between the Registrant and David M. Wurzer

Exhibit 10.3	Addendum dated January 25, 2006, to Employment Agreement, dated April 1, 2002, between the Registrant and Elizabeth A. Whayland

Exhibit 10.4	Addendum dated January 25, 2006, to Employment Agreement, dated August 10, 2005, between 454 Life Sciences Corporation and Christopher K. McLeod

Exhibit 10.5	Employment Agreement, dated March 29, 2006, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.6	Revised Board of Directors Compensation Policy of the Registrant, approved March 29, 2006

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).