Form 10-Q
period 2006-06-30
CURAGEN CORP
filed 2006-08-09
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of July 28, 2006 was 56,142,702.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,420	$20,757
Short-term investments	26,737	22,267
Marketable securities	139,437	183,504

Cash and investments	193,594	226,528
Income taxes receivable	418	709
Inventory	7,245	4,103
Accounts receivable	6,278	3,491
Prepaid expenses	3,864	1,522

Total current assets	211,399	236,353

Property and equipment, net	18,247	21,705
Intangible and other assets, net	15,146	12,399

Total assets	$244,792	$270,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,714	$2,943
Accrued expenses	5,402	3,864
Accrued payroll and related items	1,467	1,775
Interest payable	3,305	3,305
Current portion of deferred revenue	5,542	7,766
Other current liabilities	2,265	2,887
Current portion of convertible subordinated debt	66,228	—

Total current liabilities	86,923	22,540

Long-term liabilities:
Convertible subordinated debt, net of current portion	110,000	176,228
Long-term liabilities	568	518
Deferred revenue, net of current portion	12,350	14,250

Total long-term liabilities	122,918	190,996

Commitments and contingencies

Minority interest in subsidiary	457	485

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 56,131,753 shares at
June 30, 2006, and 55,642,080 shares at December 31, 2005	561	556
Additional paid-in capital	515,176	514,862
Accumulated other comprehensive income (loss)	53	(2,833)
Accumulated deficit	(481,296)	(453,133)
Unamortized stock-based compensation	—	(3,016)

Total stockholders’ equity	34,494	56,436

Total liabilities and stockholders’ equity	$244,792	$270,457

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$5,352	$2,128	$9,847	$3,210
Sequencing service revenue	2,255	478	4,702	739
Collaboration revenue	1,241	1,036	3,034	2,404
Grant revenue	864	617	1,348	1,336
Milestone revenue	950	31	1,900	31

Total revenue	10,662	4,290	20,831	7,720

Operating expenses:
Cost of product revenue	3,314	471	5,941	678
Cost of sequencing service revenue	1,049	188	2,039	307
Grant research	798	524	1,197	945
Research and development	14,791	15,273	29,197	32,730
General and administrative	4,939	4,603	10,324	8,954

Total operating expenses	24,891	21,059	48,698	43,614

Loss from operations	(14,229)	(16,769)	(27,867)	(35,894)
Interest income	1,965	2,207	3,941	4,314
Interest expense	(2,337)	(3,234)	(4,685)	(6,595)
Gain on extinguishment of debt	—	1,408	—	1,408

Loss before income tax benefit and minority interest in subsidiary loss	(14,601)	(16,388)	(28,611)	(36,767)
Income tax benefit	55	72	109	145
Minority interest in subsidiary loss	247	636	339	1,543

Net loss	$(14,299)	$(15,680)	$(28,163)	$(35,079)

Basic and diluted net loss per share	$(0.26)	$(0.31)	$(0.51)	$(0.70)

Weighted average number of shares used in computing basic and diluted net loss per share	54,798	50,329	54,709	50,301

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,163)	$(35,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,960	3,911
Stock-based compensation	2,779	757
Stock-based 401(k) plan employer match	184	286
Non-cash interest income	412	1,605
Gain on extinguishment of debt	—	(1,408)
Minority interest in subsidiary loss	(339)	(1,543)
Changes in assets and liabilities:
Income taxes receivable	291	285
Inventory	(3,335)	(2,286)
Accounts receivable	(2,787)	(1,991)
Prepaid expenses	(2,342)	(110)
Intangible and other assets, net	(137)	(134)
Accounts payable	(260)	2,559
Accrued expenses	1,588	3,620
Accrued payroll and related items	(308)	(787)
Interest payable	—	(344)
Current portion of deferred revenue	(2,224)	1,075
Other current liabilities	(596)	(499)
Long-term liabilities	50	—
Deferred revenue, net of current portion	(1,900)	—

Net cash used in operating activities	(32,127)	(30,083)

Cash flows from investing activities:
Acquisitions of property and equipment	(639)	(7,105)
Proceeds from sale of fixed assets	110	118
Payments for intangible assets	(5)	(5)
Purchases of short-term investments	(16,445)	(10,045)
Proceeds from sales of short-term investments	4,771	9,709
Proceeds from maturities of short-term investments	7,184	73,362
Purchases of marketable securities	(10,711)	(38,526)
Proceeds from sales of marketable securities	11,474	17,213
Proceeds from maturities of marketable securities	42,394	47,692

Net cash provided by investing activities	38,133	92,413

Cash flows from financing activities:
Proceeds from exercise of stock options	657	265
Payment for extinguishment of debt	—	(12,422)

Net cash provided by (used in) financing activities	657	(12,157)

Net increase in cash and cash equivalents	6,663	50,173
Cash and cash equivalents, beginning of period	20,757	23,849

Cash and cash equivalents, end of period	$27,420	$74,022

Supplemental cash flow information:
Interest paid	$4,252	$6,362

Income tax benefit payments received, net of payments made	$860	$523

Acquisition/construction of property and equipment, unpaid at end of period	$82	$894

Transfer of inventory to (from) property and equipment	$193	$(556)

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

The Company has determined that acquisitions of property and equipment on account, which were previously reported as components of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. Therefore, the condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been revised to reflect a decrease in cash flows used in operating activities with a corresponding decrease in cash flows provided by investing activities of $0.3 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. In addition, the Company also revised the condensed consolidated statement for the six months ended June 30, 2005 to reflect non-cash interest income of $1.6 million in the cash flows used in operating activities, and to separately report gross inflows and outflows from purchases, maturities and sales of short-term investments and marketable securities in the cash flows provided by investing activities. These revisions had no effect on the Company’s net income or the increase in cash and cash equivalents reported.

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

2. Comprehensive Loss

The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity and represents unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(14,299)	$(15,680)	$(28,163)	$(35,079)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2,749	1,000	2,873	(548)
Reclassification adjustment for realized losses included in net loss	9	34	13	64

Net unrealized gains (losses) on securities	2,758	1,034	2,886	(484)

Total comprehensive loss	$(11,541)	$(14,646)	$(25,277)	$(35,563)

The Company periodically reviews its investment portfolios and its investment in TopoTarget A/S (“TopoTarget”), a publicly traded company on the Copenhagen Stock Exchange, to determine if there is an impairment that is other than temporary, and as of the balance sheet date, has not experienced any impairments in its investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are other than temporarily impaired, the Company considers the credit rating of the individual securities, the cause of the impairment of the individual securities which is generally related to interest rate increases, and the severity of the impairment of the individual securities. In order for an individual investment to be impaired, the cause and severity of the impairment must be equal to or more than 5% of the book value of the investment.

The Company regularly evaluates the carrying value of its investment in TopoTarget by considering the market value of the stock of TopoTarget. This investment is classified as an available-for-sale long-term marketable security and is included in intangible and other assets, net, on the June 30, 2006 balance sheet at a fair value of $8,694 which includes an unrealized gain of $3,406.

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

CuraGen has one active stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) and one inactive stock-based compensation plan, the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”), and 454 has one active stock-based compensation plan, the 2006 Equity Incentive Plan (“454 2006 Stock Plan”) and one inactive stock-based compensation plan, the 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”). The 454 2006 Stock Plan was approved by the stockholders of 454 effective May 22, 2006. Under the active plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of CuraGen and 454, respectively. No future awards may be granted under the inactive plans subsequent to the adoption of the new active plan. To date, stock-based compensation issued under the plans has consisted of incentive and non-qualified stock options and restricted stock. Generally, stock options are granted to employees at exercise prices equal to the respective fair market values of the common stock of CuraGen and 454, at the dates of grant, and have terms of 10 years. The Company recognizes stock-based compensation expense for stock option grants over the requisite service period of the individual stock option grants, which equals the vesting period. Generally, stock option grants to employees fully vest between three to five years from the grant date. Each of CuraGen and 454 issue new shares upon the exercise of their respective stock options.

The Company has transitioned to fair-value-based accounting for stock-based compensation under SFAS 123R using a modified version of the prospective application (“modified prospective application”). Under modified prospective application, restatement of prior financial statements is not required; however, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to unvested awards) that are outstanding as of January 1, 2006, is recognized as the remaining requisite service is rendered after January 1, 2006.

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

Historically, CuraGen has used the following methods to determine the factors input into the Black-Scholes model: historical volatility is used to determine the expected stock price volatility factor; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term of the options has been calculated using CuraGen’s historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R, CuraGen continues to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term, CuraGen uses the simplified approach as outlined in Staff Accounting Bulletin No. 107 (Topic 14) (“SAB 107”), whereby the expected term is equal to the average of the vesting term and the contractual term.

Historically, 454 has used the following methods to determine the factors input into the Black-Scholes model: the volatilities of similar entities with publicly traded stock, adjusted for not being public, to determine the expected stock price volatility of 454’s non-public stock; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term of the options has been calculated using 454’s historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R, 454 continues to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term, 454 uses the simplified approach as outlined in SAB 107, whereby the expected term is equal to the average of the vesting term and the contractual term.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(15,680)	$(35,079)
Employee stock-based compensation expense included in net loss	420	733
Total employee stock-based compensation expense determined under the fair-value based method for all awards	(1,368)	(2,390)

Pro forma net loss	$(16,628)	$(36,736)

Basic and diluted net loss per share:
As reported	$(0.31)	$(0.70)
Pro forma	$(0.33)	$(0.73)

Upon adoption of SFAS 123R, the Company recognizes the compensation expense associated with stock options granted to employees after December 31, 2005, and the unvested portion of previously granted employee stock option awards that were outstanding as of December 31, 2005, in the condensed consolidated statements of operations. During the three and six months ended June 30, 2006, the Company recognized compensation expense of $970 and $1,586 in the condensed consolidated statements of operations with respect to employee stock options. As of June 30, 2006 the Company had capitalized compensation expense for employee stock options of $9 into inventory. During the three and six months ended June 30, 2006, the Company also recognized compensation expense of $565 and $1,301 in the condensed consolidated statements of operations with respect to restricted stock grants. Due to the CuraGen and 454 net loss positions, no tax benefit was recorded during the period. Upon the adoption of SFAS 123R on January 1, 2006, the Company reversed the $3,016 balance in the unamortized stock-based compensation account to additional paid-in-capital in accordance with SFAS 123R. Compensation expense related to the shares of restricted stock will be recognized in the Company’s statements of operations over the vesting periods.

For the three and six months ended June 30, 2006, the adoption of SFAS 123R had the following effect on amounts that would have been reported using the intrinsic value method under APB 25:

	Three Months Ended June 30, 2006
	Using APB 25 Accounting	SFAS 123R Adjustments	As Reported
Loss before income tax benefit and minority interest in subsidiary loss	$(13,631)	$(970)	$(14,601)
Net loss	$(13,394)	$(905)	$(14,299)
Basic and diluted net loss per share	$(0.24)	$(0.02)	$(0.26)

	Six Months Ended June 30, 2006
	Using APB 25 Accounting	SFAS 123R Adjustments	As Reported
Loss before income tax benefit and minority interest in subsidiary loss	$(27,025)	$(1,586)	$(28,611)
Net loss	$(26,694)	$(1,469)	$(28,163)
Basic and diluted net loss per share	$(0.49)	$(0.02)	$(0.51)

The fair value of options granted during the three months ended June 30, 2006 and 2005 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,
	2006	2005
Expected stock price volatility - CuraGen	79%	81%
Expected stock price volatility - 454	22%	33%

Risk-free interest rate - CuraGen	4.33%	3.43%
Risk-free interest rate - 454	4.33%	3.87%

Expected option term in years - CuraGen	6.25	4.85
Expected option term in years - 454	6.25	7.93

Expected dividend yield - CuraGen and 454	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
CuraGen	$2.76	$2.32	$2.90	$3.62
454	$1.24	$1.26	$1.40	$1.17

A summary of the stock option activity under the 1993 Stock Plan as of June 30, 2006, and changes during the three months ended June 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2006	222,064	$2.91
Granted	—
Exercised	(126,000)	1.84
Canceled or lapsed	—

Outstanding June 30, 2006	96,064	4.31	1.13	$5

Exercisable June 30, 2006	96,064	4.31	1.13	$5

The total intrinsic value of options exercised under the 1993 Stock Plan during the three months ended June 30, 2006 and 2005 was $253 and $28, respectively, and during the six months ended June 30, 2006 and 2005 was $253 and $85, respectively.

The following table presents weighted average price information about significant option groups under the 1993 Stock Plan exercisable at June 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.50	2,400	$1.50
3.75 - 5.00	93,664	4.38

	96,064	4.31

A summary of the stock option activity under the 1997 Stock Plan as of June 30, 2006, and changes during the three months ended June 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2006	6,293,220	$9.98
Granted	122,500	3.85
Exercised	(34,000)	3.07
Canceled or lapsed	(44,525)	4.87

Outstanding June 30, 2006	6,337,195	9.93	6.45	$128

Exercisable June 30, 2006	3,764,788	13.03	4.95	$125

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended June 30, 2006 and 2005 was $18 and $3, respectively, and during the six months ended June 30, 2006 and 2005 was $22 and $31.

The following table presents weighted average price information about significant option groups under the 1997 Stock Plan exercisable at June 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$2.565-3.780	496,049	$3.25
3.850-5.031	864,159	4.23
5.090-5.970	846,444	5.73
6.000-8.710	501,634	8.09
15.830-22.500	341,800	16.76
24.938-31.660	328,335	26.91
41.125-58.334	386,367	52.54

	3,764,788	13.03

A summary of all stock option activity under the 454 2000 Stock Plan as of June 30, 2006, and changes during the three months ended June 30, 2006, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, April 1, 2006	4,695,201	$2.68
Granted	34,500	3.75
Exercised	—	—
Canceled or lapsed	(38,350)	2.65

Outstanding, June 30, 2006	4,691,351	2.69	6.26	$4,962

Exercisable, June 30, 2006	2,857,284	2.50	4.79	$3,577

The total intrinsic value of options exercised during the three months ended June 30, 2005 was $1. There were no options exercised during the three months ended June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $118 and $1.

The following table presents weighted average price information about significant option groups under the 454 2000 Stock Plan exercisable at June 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25	81,000	$1.25
2.50	2,610,884	2.50
2.75	35,400	2.75
3.00	100,000	3.00
3.75	30,000	3.75

	2,857,284	2.50

The 454 2006 Stock Plan was approved as of May 22, 2006, and through June 30, 2006 there was no activity to date under the 454 2006 Stock Plan.

As of June 30, 2006 there was $4,633 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan, 454 2000 Stock Plan and 454 2006 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.89 years.

A summary of all restricted stock activity under the 1997 Stock Plan as of June 30, 2006, and changes during the three months ended June 30, 2006, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding April 1, 2006	1,326,945	$4.64
Granted	—	—
Restrictions lapsed	(100,000)	3.43
Repurchased upon employee termination	(8,125)	4.95

Outstanding June 30, 2006	1,218,820	4.73

The total fair value of restricted shares vested during the three months ended June 30, 2006 was $384. There were no restricted shares that vested during the three months ended June 30, 2005. The total intrinsic value of restricted shares vested during the six months ended June 30, 2006 was $416. There were no restricted shares that vested during the six months ended June 30, 2005.

As of June 30, 2006, there was $2,871 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.33 years.

4. Restructuring and Related Charges

In June 2003, CuraGen announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,398 was paid prior to June 30, 2006. The remaining cash requirements of $283 will be paid through 2008 and relate to remaining lease payments.

In September 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the September 2005 restructuring plan, a charge of $1,280 was recorded in the third quarter of 2005, including $1,111 related to employee separation costs, $130 of operating lease obligations and $39 of asset impairment costs. The cash requirements under the September 2005 restructuring plan were $1,057, all of which was paid prior to June 30, 2006.

In November 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the November 2005 restructuring plan, a charge of $1,537 was recorded in the fourth quarter of 2005, including $1,396 of operating lease obligations and $141 of asset impairment costs. The cash requirements under the November 2005 restructuring plan were $1,396, of which $489 was paid prior to June 30, 2006. The remaining cash requirements of $907 will be paid through 2007 and relate to remaining lease payments.

5. Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, CuraGen’s majority-owned subsidiary, has commercialized advanced instruments and related technologies for sequencing DNA. The operations of 454 are run by a separate management team and governed by a separate Board of Directors made up of members of CuraGen’s management team and Board of Directors.

The following table sets forth a comparison of balance sheet items by segment at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Cash and investments:
CuraGen	$187,032	$211,238
454	6,562	15,290

Total	$193,594	$226,528

Total assets:
CuraGen	$223,494	$247,493
454	27,841	30,119
Intercompany eliminations	(6,543)	(7,155)

Total	$244,792	$270,457

The following table sets forth a comparison of income statement items by segment for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
CuraGen	$982	$1,067	$2,522	$2,451
454	9,796	3,404	18,547	5,566
Intercompany eliminations	(116)	(181)	(238)	(297)

Total	$10,662	$4,290	$20,831	$7,720

Operating expenses:
CuraGen	$14,405	$15,961	$29,178	$33,792
454	10,602	5,279	19,758	10,119
Intercompany eliminations	(116)	(181)	(238)	(297)

Total	$24,891	$21,059	$48,698	$43,614

Net loss:
CuraGen	$13,835	$14,461	$27,522	$32,121
454	711	1,855	980	4,501
Minority interest in subsidiary loss	(247)	(636)	(339)	(1,543)

Total	$14,299	$15,680	$28,163	$35,079

Capital expenditures:
CuraGen	$50	$4,001	$145	$6,706
454	212	127	517	401
Intercompany eliminations	(2)	—	(23)	(2)

Total	$260	$4,128	$639	$7,105

Depreciation and amortization:
CuraGen	$1,776	$1,316	$3,708	$2,718
454	619	594	1,252	1,193

Total	$2,395	$1,910	$4,960	$3,911

6. Inventory

A summary of inventory is as follows:

	June 30, 2006	December 31, 2005
Raw material	$3,723	$2,098
Work in process	1,252	1,336
Finished goods	2,270	669

Total	$7,245	$4,103

During the second quarter of 2006, 454 transferred $193 of laboratory equipment from inventory to property and equipment to be used in 454’s research and development facility and fee for service facility. This equipment has been placed in service and is being depreciated on a straight-line basis, consistent with the Company’s property and equipment policy.

7. Loss Per Share

Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised and unvested restricted stock are anti-dilutive and therefore not considered for the diluted LPS calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock are 20,046,407 and 20,122,149 at June 30, 2006 and 2005, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from our past research into the human genome and our efforts are now focused on developing and advancing potential therapeutics through preclinical and clinical development. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. Our 66% majority-owned subsidiary, 454 Life Sciences (“454”), has commercialized advanced instruments and related technologies for sequencing DNA. 454’s current products perform rapid and comprehensive “whole genome sequencing,” or the determination of the nucleotide sequence of entire genomes, as well as “ultra-deep sequencing,” or the accurate detection of mutations in target genes of interest. The 454 Sequencing System comprises 454’s Genome Sequencer 20 Instrument (“GS20”), reagent kits, disposables and a suite of analysis software.

Recent Developments

Preclinical and Clinical Therapeutics

We are currently focusing our resources on the development of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. We also maintain a portfolio of proteins, antibodies, small molecules, and targets in various stages of development in the areas of oncology, inflammatory diseases and diabetes.

Oncology Pipeline

•	Velafermin is a protein therapeutic that we are investigating for the prevention of oral mucositis (“OM”), a debilitating side effect experienced by many cancer patients receiving treatment with chemotherapy, radiotherapy, or a combination thereof. In December 2005, we completed a Phase II clinical trial on velafermin that randomized 212 patients undergoing high-dose chemotherapy, with or without total body irradiation, prior to autologous bone marrow transplantation, to receive a single administration of either placebo or one of three doses of velafermin for the prevention of OM. Results from this trial were presented in February 2006 at the 2006 Bone Marrow Transplantation Tandem Meetings. Data presented suggest that a single dose of 30 mcg/kg velafermin administered to patients one day after reinfusion of stem cells may reduce the incidence of severe Grade 3 or 4 OM, however the primary analysis for a linear dose trend across increasing doses of velafermin did not achieve statistical significance. To confirm the activity of the 30 mcg/kg dose of velafermin, we are conducting a second Phase II trial, which began enrolling patients in May 2006. This study will evaluate the efficacy of 30 mcg/kg velafermin compared to placebo for the prevention of OM, and also evaluate the activity of a single dose of 10 mcg/kg velafermin or 60 mcg/kg velafermin compared to placebo;

•	PXD101 is a small molecule histone deacetylase inhibitor we in-licensed from TopoTarget A/S in June 2004 and it is currently being investigated for the treatment of cancer, both as a single agent and in combination with other anti-cancer treatments. We are currently studying the activity of PXD101 in five proof-of-concept clinical trials:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Anticipated Milestone
Multiple myeloma	II	Monotherapy or in combination with dexamethasone	January 2005	Preliminary results Q3 2006

Solid tumors and colorectal cancer	Ib	Combination with 5-fluorouracil	September 2005	Preliminary results Q4 2006

Solid tumors and ovarian cancer	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Preliminary results Q4 2006

T-cell lymphoma	II	Monotherapy	January 2006	Preliminary results mid 2007

Multiple myeloma	Ib	Combination with Velcade®	March 2006	Preliminary results mid 2007

Under the Clinical Trials Agreement we signed with the National Cancer Institute (“NCI”) in August 2005, the NCI will also initiate additional clinical trials evaluating PXD101, both alone and in combination, for other cancer indications. There are currently five NCI-sponsored trials that have begun treating patients at sites both in the United States of America and abroad:

Indication	Phase	Regimen	Initiation of Patient Enrollment
Advanced solid tumors or lymphomas	Ib	Combination with Velcade®	March 2006

Acute Myelogenous Leukemia	II	Monotherapy	June 2006

Advanced solid tumors	Ib	Combination with cis-retinoic acid	June 2006

Mesothelioma	II	Monotherapy	June 2006

Hepatocellular carcinoma	I/II	Monotherapy	July 2006

•	CR011 is a fully-human monoclonal antibody resulting from our collaboration with Amgen (formerly Abgenix, Inc.), and utilizes antibody-drug conjugation (“ADC”) technology licensed from Seattle Genetics to attach monomethyl auristatin E (“MMAE”) to yield CR011-vcMMAE. In June 2006, we announced that the investigational new drug application (“IND”) for CR011-vcMMAE had been cleared by the U.S. Food and Drug Administration (“FDA”) and dosing of patients in a Phase I clinical trial had begun. The open-label, multi-center, dose-escalation study will evaluate the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. The first part of the trial will evaluate cohorts of patients receiving increasing doses of CR011-vcMMAE to determine the maximum tolerated dose (“MTD”). After determination of the MTD, up to approximately 30 additional patients will be enrolled and treated at the MTD to further define safety and efficacy in this Phase I trial;

•	CR014 is a fully-human monoclonal ADC that targets TIM-1, also known as T-cell Immunoglobulin domain and Mucin domain 1, and is in preclinical studies to evaluate its role in the treatment of ovarian cancer and renal cell carcinoma. In March 2006, we presented new preclinical data on CR014 at the 97th Annual Meeting of the American Association for Cancer Research (AACR) in Washington, D.C., that demonstrated significant anti-proliferative activity on antigen positive renal and ovarian carcinoma cell lines both in vitro and in vivo;

•	CR012 is a fully-human monoclonal antibody that targets SLPI, also known as secretory leukocyte protease inhibitor, a protein located on the surface of certain cancer cells, and is in preclinical studies to evaluate its role in the treatment of colorectal and ovarian cancers. In March 2006, we presented new preclinical data on CR012 at the 97th Annual Meeting of the AACR in Washington, D.C. that demonstrated inhibition of colon carcinoma cell lines growth in vitro and in vivo.

In addition, we have identified several potential proteins, antibodies, and small molecules that have been or are being prepared to be evaluated for potential therapeutic use in animal studies. We will continue to evaluate strategic opportunities and potential clinical use for these assets through partnerships, licensing, or the submission of INDs in the future.

454 Life Sciences Corporation

454 was formed in 2000 as our majority-owned subsidiary. 454 has commercialized advanced technologies for whole genome and ultra-deep sequencing. The GS20 sequences more than 20 million bases from over 200,000 independent DNA fragments per five hour run on a single instrument. We believe 454’s affordable, high-throughput technology will expand the market for sequencing beyond genome centers, where the majority of such sequencing is currently performed, to research centers and academic institutions.

In April 2006, 454 and F. Hoffman-LaRoche Ltd. (“Roche”), 454’s distribution partner, announced enhancements to the GS20 including average single read accuracy of greater than or equal to 99%, two additional PicoTiterPlate gasket formats, new software algorithms supporting additional applications, and a Laboratory Information Management System enabled mode that allows the system to be embedded into existing lab infrastructures.

In June 2006, in collaboration with scientists at the Dana Farber Cancer Institute and the Broad Institute, 454 reported a new method for the detection of cancer gene mutations present at extremely low levels. The research was published online (ahead of print) in the journal Nature Medicine in an article entitled, “Sensitive mutation detection in heterogeneous cancer specimens by massively parallel picoliter reactor sequencing,” and describes how the 454 sequencing method can identify rare cancer-associated genetic variations at the molecular level, potentially enabling the personalization of targeted therapies.

In July 2006, 454 announced a collaboration with the Max Planck Institute for Evolutionary Anthropology to sequence the Neanderthal genome. The project is estimated to take two years and the sequencing is being fully funded by a grant from the Max Planck Society.

Strategic Collaborations

Bayer Metabolic Disease Collaboration

We announced in July 2006, that we were informed by Bayer Pharmaceuticals Corporation (“Bayer”) that Bayer plans to license BAY 76-7171 (formerly CT052). BAY 76-7171 was discovered under our metabolic disorder collaboration with Bayer aimed at identifying and developing potential small molecule therapeutics for the management of diabetes. An IND application for BAY 76-7171 was cleared by the FDA in November 2005. In December of 2005, we announced we had exercised our right to revert to a tiered royalty structure under which we would receive royalties on any BAY 76-7171 product sales and we would no longer contribute to the ongoing development costs for BAY 76-7171. We believe that Bayer’s intentions to license BAY 76-7171 will have no direct impact on our near term value generation or on our cash utilization.

Amgen Freemont, Inc. (formerly Abgenix)

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

In April 2006, Amgen Inc. (“Amgen”) acquired Abgenix and Abgenix now operates as a wholly-owned subsidiary known as Amgen Freemont, Inc. In accordance with the terms of the agreement pertaining to change of control, Amgen automatically assumed all obligations of the agreement.

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

We expect to continue incurring substantial research and development expenses relating to: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs that we identify as being promising and synergistic with our products and expertise; and 454, as it continues to work on the development and commercialization of its technology for whole genome analysis and other sequencing applications. Conducting clinical trials is a lengthy, time-consuming and expensive process. As a result, we expect to incur continued losses over the next several years, unless we are able to realize significant revenues through 454’s sales of DNA sequencing services and the GS20 and related reagents and disposables. The timing and amounts of such revenues cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

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

Stock-Based Compensation

We utilized the modified prospective transition method to adopt SFAS 123R on January 1, 2006. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recorded in net income in the periods after the date of adoption. Prior to January 1, 2006, we accounted for stock options under the intrinsic value method described in APB 25, and related Interpretations as permitted by SFAS 123. When applying the intrinsic value method to stock options, we did not record stock-based compensation cost in net loss because the exercise price of our stock options equaled the market price of the underlying stock on the date of grant. For additional information on stock-based compensation, please see Note 3 to our condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three month periods ended June 30, 2006 and 2005 (in millions):

	Three months ended June 30,
	2006	2005	$ Change	% Change
Product revenue	$5.4	$2.1	$3.3	157%
Sequencing service revenue	2.3	0.5	1.8	360%
Collaboration revenue	1.2	1.0	0.2	20%
Grant revenue	0.8	0.7	0.1	14%
Milestone revenue	1.0	—	1.0	100%
Cost of product revenue	3.4	0.5	2.9	580%
Cost of sequencing service revenue	1.0	0.2	0.8	400%
Grant research expenses	0.8	0.5	0.3	60%
Research and development expenses	14.8	15.3	(0.5)	(3)%
General and administrative expenses	4.9	4.6	0.3	7%
Interest income	1.9	2.2	(0.3)	(14)%
Interest expense	2.3	3.2	(0.9)	(28)%
Gain on extinguishment of debt	—	1.4	(1.4)	(100)%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.2	0.6	(0.4)	(67)%

Net loss	$14.3	$15.7

The following table sets forth a comparison of the components of our net loss for the six month periods ended June 30, 2006 and 2005 (in millions):

	Six months ended June 30,
	2006	2005	$ Change	% Change
Product revenue	$9.9	$3.2	$6.7	209%
Sequencing service revenue	4.7	0.7	4.0	571%
Collaboration revenue	3.0	2.4	0.6	25%
Grant revenue	1.3	1.4	(0.1)	(7)%
Milestone revenue	1.9	—	1.9	100%
Cost of product revenue	6.0	0.7	5.3	757%
Cost of sequencing service revenue	2.0	0.3	1.7	567%
Grant research expenses	1.2	0.9	0.3	34%
Research and development expenses	29.2	32.7	(3.5)	(11)%
General and administrative expenses	10.3	8.9	1.4	16%
Interest income	3.9	4.3	(0.4)	(9)%
Interest expense	4.6	6.6	(2.0)	(30)%
Gain on extinguishment of debt	—	1.4	(1.4)	(100)%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.3	1.5	(1.2)	(80)%

Net loss	$28.2	$35.1

The following table sets forth a comparison of revenue by segment, for the three month periods ended June 30, 2006 and 2005 (in millions):

	Three months ended June 30,
	2006	2005	$ Change	% Change
Product revenue:
454	$5.4	$2.1	$3.3	157%

Sequencing service revenue:
454	$2.3	$0.5	$1.8	360%

Collaboration revenue:
CuraGen	$0.9	$1.0	$(0.1)	(10)%
454	0.3	—	0.3	100%

Total	$1.2	$1.0

Grant revenue:
454	$0.8	$0.7	$0.1	14%

Milestone revenue:
454	$1.0	—	$1.0	100%

The following table sets forth a comparison of revenue by segment, for the six month periods ended June 30, 2006 and 2005 (in millions):

	Six months ended June 30,
	2006	2005	$ Change	% Change
Product revenue:
454	$9.9	$3.2	$6.7	209%

Sequencing service revenue:
454	$4.7	$0.7	$4.0	571%

Collaboration revenue:
CuraGen	$2.3	$2.4	$(0.1)	(4)%
454	0.7	—	0.7	100%

Total	$3.0	$2.4

Grant revenue:
454	$1.3	$1.4	$(0.1)	(7)%

Milestone revenue:
454	$1.9	—	$1.9	100%

Product revenue. 454’s product revenue for the three and six month periods ended June 30, 2006 consisted of GS20 instrumentation, reagents kits and disposables sold to 454’s distribution partner, Roche as well as royalties from Roche related to Roche’s product sales. 454 began selling products directly to end users in the first quarter of 2005 and through Roche in the fourth quarter of 2005. Under 454’s agreement with Roche, 454 receives payments at agreed upon transfer pricing for shipments of 454’s products to Roche. In addition, 454 receives a royalty from Roche upon its subsequent sale of products to third parties. We recognize royalties on these sales to third parties when they are earned based upon royalty reports received from Roche at the end of each calendar quarter. Together, the transfer price and royalty received by 454 from Roche represents approximately 50% of the price paid by the third party.

The increases in product revenue during the three and six months ended June 30, 2006 were primarily due to increases in the number of instruments, reagents and disposables sold, compared to the same periods in 2005, partially offset by pricing due to the sharing of revenue with 454’s distribution partner, Roche. We expect product revenue to be relatively consistent over the remaining six months of 2006 as compared to the first six months of 2006.

Sequencing service revenue. The increases in sequencing service revenue were due to the number of sequencing service contracts completed in the three and six month periods ended June 30, 2006, as compared to the same periods in 2005. 454 expects sequencing service revenue to remain consistent over the remaining quarters of 2006.

Collaboration revenue. Collaboration revenue for the three and six month periods ended June 30, 2006 remained relatively constant with the same periods in 2005. CuraGen completed the work under its Pharmacogenomics Agreement with Bayer AG during the second quarter of 2006 and accordingly, we do not expect to recognize additional collaboration revenue during the second half of 2006.

Under 454’s Research and Development agreement with Roche, Roche has an obligation to fund certain research and development projects, for which funding can be in the form of cash or in-kind contributions. During the three and six month periods ended June 30, 2006, Roche funded $0.4 million and $0.7 million, respectively, of 454’s research and development. We expect similar funding levels in the second half of 2006.

Grant revenue. Grant revenue for the three and six month periods ended June 30, 2006 remained relatively constant with the same periods in 2005. Grant revenue was related to two grants from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). 454 completed one of the two grants in the second quarter of 2006 and therefore we expect grant revenue to decrease for the second half of 2006 as compared to the first six months of 2006.

Milestone revenue. Under 454’s License, Supply and Distribution Agreement with Roche (the “Roche License Agreement”), 454 is entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and future product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. For the purposes of milestone revenue recognition, the effective date of the agreement was determined by the management of 454 to be October 2005, the date of the commercial launch by Roche of 454’s products. Milestone revenue for the three and six month periods ended June 30, 2006 relates to the amortization associated with $19.0 million of up-front payments from Roche earned during 2005. We expect milestone revenue to increase during the second half of 2006 due to recognition of revenue on milestones expected to be earned in the second half of 2006.

Cost of product revenue. The increase in cost of product revenue for the three and six month periods ended June 30, 2006 was a result of increased product sales. Effective February 1, 2005, the date on which we successfully completed the installation of our first 454 sequencing instrument at a customer site, we began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Certain items that were previously capitalized as fixed assets were transferred into inventory at the net book value on February 1, 2005. In October 2005, 454 began selling instrumentation, reagents and disposables to Roche at an agreed upon transfer price and earning royalties from Roche on Roche sales. The profit margin 454 earns on 454’s products is expected to decrease in 2006 as compared to 2005 due to the non-recurring nature of the items transferred into inventory and, beginning in the fourth quarter of 2005, 454’s selling of instruments and reagents to Roche at agreed upon transfer prices and in exchange for royalties from Roche. The profit margin for the remaining six months of 2006 is expected to be consistent with the profit margin earned in the first six months of 2006.

Cost of sequencing service revenue. The increase in cost of sequencing service revenue was due to the number of sequencing service contracts performed in the first half of 2006 as compared to the first half of 2005. We expect the cost of sequencing service revenue to remain relatively consistent over the remaining half of 2006.

Grant research expenses. Grant research expenses for the three and six month periods ended June 30, 2006 were slightly higher than grant research expenses for the same periods in 2005. Grant research expenses were related to two federal grant awards from the NIH, and include personnel costs and lab supplies that are directly related to the research outlined in the grant award. 454 completed one of the two grants in the second quarter of 2006 and therefore we expect grant research expenses to decrease for the second half of 2006 as compared to the first six months of 2006.

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three and six month periods ended June 30, 2006 and 2005 (in millions):

	Three months ended June 30,
	2006	2005	$ Change	% Change
Research and development expenses:
CuraGen	$11.3	$12.6	$(1.3)	(10)%
454	3.5	2.7	0.8	30%

Total	$14.8	$15.3

	Six months ended June 30,
	2006	2005	$ Change	% Change
Research and development expenses:
CuraGen	$22.4	$27.4	$(5.0)	(18)%
454	6.8	5.3	1.5	28%

Total	$29.2	$32.7

Research and development expenses consist primarily of: salary and benefits; supplies and reagents; contractual and manufacturing costs; perpetual license fees and milestone payments; depreciation and amortization; and allocated facility costs. Our research and development efforts to date have been concentrated on four major project areas: clinical trials; 454; preclinical drug candidates; and collaborations. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses, for the three and six month periods ended June 30, 2006 and 2005 (in millions):

	Three months ended June 30,
	2006	2005	$ Change	% Change
Salary and benefits	$4.0	$4.1	$(0.1)	(2)%
Supplies and reagents	1.4	2.6	(1.2)	(46)%
Contractual and manufacturing costs	4.7	4.4	0.3	7%
Perpetual license fees and milestone payments	1.3	1.0	0.3	30%
Depreciation and amortization	0.9	1.0	(0.1)	(10)%
Allocated facility costs	2.5	2.2	0.3	14%

Total research and development expenses	$14.8	$15.3

	Six months ended June 30,
	2006	2005	$ Change	% Change
Salary and benefits	$8.2	$8.2	$—	—
Supplies and reagents	3.0	4.0	(1.0)	(25)%
Contractual and manufacturing costs	9.6	8.9	0.7	8%
Perpetual license fees and milestone payments	1.3	5.0	(3.7)	(74)%
Depreciation and amortization	1.9	2.0	(0.1)	(5)%
Allocated facility costs	5.2	4.6	0.6	13%

Total research and development expenses	$29.2	$32.7

The decrease in research and development expenses for CuraGen for the three month period ended June 30, 2006 as compared to the same period in 2005 was primarily due to a decrease in supplies and reagents, a decrease in salary and benefits caused by a decrease in headcount, offset by increased non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. The decrease in research and development expenses for CuraGen for the six month period ended June 30, 2006 as compared to the same period in 2005 was primarily due to a decrease in supplies and reagents, first quarter 2005 perpetual license fee payments of approximately $4.0 million (primarily related to our collaborations with TopoTarget and Seattle Genetics) and a decrease in salary and benefits caused by a decrease in headcount, offset by increased non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. We anticipate a slight decrease in research and development expenses during 2006 as compared to 2005, primarily in salaries and benefits, perpetual license fees and supplies and reagents, offset by an increase in contractual costs.

The increases in research and development expenses for 454 for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 were primarily due to increased salary and benefits, as a result of an increase in personnel and non-cash expenses for stock options recorded under SFAS 123R, and increased supply and reagent expenses. We expect 454’s research and development expenses to increase slightly in the remaining quarters of 2006 due to the completion of one of 454’s two grants, as the personnel who were supporting this grant will be utilized in other internal research and development projects.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following tables show the cumulative direct research and development expenses as of June 30, 2006, as well as the current direct research and development expenses for the three and six month periods ended June 30, 2006 and 2005, which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions)

Therapeutic Area and Clinical Candidate	Class	Cumulative as of June 30, 2006 (since commencement of Phase I)	Indication	Trial Status
Cancer Supportive Care

Velafermin	Protein	$30.1	Oral Mucositis	Phase II

Oncology

PXD101	Small Molecule	$24.0	Various Cancers	Phase II

CR011-vcMMAE	Antibody-Drug Conjugate	$2.8	Metastatic Melanoma	Phase I

Kidney Inflammation

CR002	Antibody	$1.6	Kidney Inflammation	Phase I

Therapeutic Area and Clinical Candidate	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cancer Supportive Care

Velafermin	$2.2	$1.6	$4.5	$3.3

Oncology

PXD101	$2.7	$1.7	$5.0	$6.6

CR011-vcMMAE	$2.8	—	$2.8	—

Kidney Inflammation

CR002	$0.1	$0.5	$0.1	$0.7

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting or have conducted human studies with respect to velafermin, PXD101, CR0011-vcMMAE, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

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

In addition, many factors may delay the commencement and speed of completion of preclinical testing and clinical trials, including, but not limited to, the number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trials are conducted, and the length of time required to locate and enroll suitable patient subjects. The successful completion of our development programs and the successful development of our product candidates are highly uncertain and are subject to numerous challenges and risks. Therefore, we cannot presently estimate anticipated completion dates for any of our projects.

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials, and a longer period of time before we become profitable from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, velafermin, PXD101, CR0011-vcMMAE, CR002, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. The following table sets forth a comparison of general and administrative expenses by segment, for the three and six month periods ended June 30, 2006 and 2005 (in millions)

	Three months ended June 30,
	2006	2005	$ Change	% Change
General and administrative expenses:
CuraGen	$3.0	$3.2	$(0.2)	(6)%
454	1.9	1.4	0.5	36%

Total	$4.9	$4.6

	Six months ended June 30,
	2006	2005	$ Change	% Change
General and administrative expenses:
CuraGen	$6.7	$6.1	$0.6	10%
454	3.6	2.8	0.8	29%

Total	$10.3	$8.9

CuraGen’s general and administrative expenses for the three month period ended June 30, 2006 remained relatively constant as compared to the same period in 2005, resulting from a decrease in overhead expenses offset by increased non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. The increase in CuraGen’s general and administrative expenses for the six month period ended June 30, 2006, as compared to the same period in 2005 was primarily a result of executive recruiting costs, consulting and legal fees and non-cash expenses for stock options and restricted stock recorded under SFAS 123R. Our general and administrative expenses are expected to increase slightly for the full year 2006 as compared to 2005.

The increase in 454’s general and administrative expenses for the three and six month periods ended June 30, 2006 was attributable to the growth in the employee base as a result of the commercialization of 454’s GS20 as well as non-cash expenses for stock options recorded under SFAS 123R. We expect 454’s general and administrative expenses to continue to increase slightly during the remaining quarters of 2006.

Interest income. Interest income for the three and six month periods ended June 30, 2006 decreased slightly as compared to the same period in 2005 primarily due to lower cash and investment balances, offset by higher yields on our investment portfolio. We earned an average yield of 3.9% during the second quarter of 2006 as compared to 2.9% in the second quarter of 2005, and earned an average yield of 3.7% during the first six months of 2006 as compared to 2.7% during the same period in 2005. During 2006, we expect the yields in our investment portfolio to continue to be slightly higher than 2005. However, due to the utilization of cash and investment balances in the normal course of operations, we anticipate interest income to decrease in 2006 by approximately $1.0 million as compared to 2005. In the event that during 2006 we use cash to repurchase a portion of our remaining debt due in 2007, our estimate of the size of the anticipated decrease in interest income for 2006 will differ accordingly.

Interest expense. Interest expense for the three and six month periods ended June 30, 2006 decreased compared to the same period in 2005 primarily due to the repurchases by us of $63.8 million of our 6% convertible subordinated debentures due 2007 during the second and third quarters of 2005. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to decrease during 2006 as compared to 2005 due to the repurchases as described above. In the event that during 2006 we use cash to repurchase a portion of our remaining existing debt due in 2007, our estimate of 2006 interest expense will differ accordingly.

Income tax benefit. CuraGen recorded an income tax benefit during the three and six month periods ended June 30, 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect our 2006 income tax benefit for CuraGen to be consistent with 2005 (before adjustments to reflect statute expirations), as 2006 qualified expenses are expected to remain relatively constant as compared to 2005.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and six month periods ended June 30, 2006 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased as compared to the same periods in 2005, due to an increase in 454 revenue recognized during these periods from the sales of instruments and reagents, as well as sales of sequencing services. During 2006, absent additional 454 financing, losses attributed to the minority ownership in 454 are expected to decrease significantly as compared to 2005, as the cumulative losses applicable to the minority interest in subsidiary will exceed the minority interest in the equity capital of 454, and all future losses applicable to the minority interest will be charged to us.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; revenues received under our collaborative research agreements; sales and royalties from sales of instruments and reagents; and receipt of milestone payments and government grants. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

454 received two federal grants during 2004 for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the six month periods ended June 30, 2006 and 2005, using the direct cash flow method (in millions):

	Six months ended June 30,
	2006	2005
Cash received from collaborators, customers and grantors	$13.9	$6.8
Cash paid to suppliers and employees	(45.9)	(36.2)
Restructuring and related charges paid	(1.1)	(0.5)
Interest income received	3.9	4.2
Interest expense paid	(4.2)	(6.4)
Income tax benefit received	0.9	0.5

Net cash and investments used in operating activities	(32.5)	(31.6)

Cash paid to acquire property and equipment	(0.7)	(7.1)
Proceeds from sale of fixed assets	0.1	0.1

Net cash and investments used in investing activities	(0.6)	(7.0)

Cash received from employee stock option exercises	0.7	0.2
Cash paid for extinguishment of debt	—	(12.4)

Net cash and investments provided by (used in) financing activities	0.7	(12.2)

Unrealized loss on short-term investments and marketable securities	(0.5)	(0.5)

Net decrease in cash and investments	(32.9)	(51.3)
Cash and investments, beginning of period	226.5	328.1

Cash and investments, end of period	$193.6	$276.8

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

Future Liquidity. During the next eighteen months, we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; product revenue; sequencing service revenue; receipt of milestone payments; grant revenue; interest income; potential public securities offerings; and/or private strategic-driven common stock offerings. We plan to continue making substantial investments to advance our preclinical and clinical drug pipeline, as well as to advance 454’s next-generation sequencing technologies. Accordingly, over the next eighteen months, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; supplies and reagents; potential milestone payments; and costs related to 454. In addition, we expect the payments of interest to the holders of our 2007 and 2011 convertible subordinated debt to be a continued significant use of liquidity, as well as the repayment of $66.2 million of the existing 6% convertible subordinated debentures due upon maturity in February 2007.

Depending on market and other conditions, we may continue to repurchase or refinance portions of the existing 6% convertible subordinated debentures due 2007 in open market purchases, in privately negotiated transactions, or otherwise. Such repurchases may be material and may affect interest income and interest expense, as well as gains or losses on extinguishment of debt. In addition, we also may use sources of liquidity for working capital, for general corporate purposes, and potentially for future acquisitions of complementary businesses or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next eighteen months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, as well as

454, we believe that we are building substantial value for our shareholders. The adequacy of available funds to meet our future operating and capital requirements, including the repayment of the remaining balance of our $66.2 million of 6% convertible subordinated debentures due February 2, 2007, and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the amounts and timing of sales of 454’s products and services; the costs and timing of obtaining regulatory approvals for any of our products; examination of strategic options to leverage our investment in 454; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including, the sale of certain assets, contributions by others to joint ventures, other collaborative or licensing arrangements for the development and testing of products under development, and strategic options to leverage our investment in 454. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Recently Enacted Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and which supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. In addition, in March 2005, the FASB issued Staff Accounting Bulletin No. 107 which provided guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first annual reporting period that begins after June 15, 2005, and therefore, we adopted SFAS 123R on January 1, 2006. Effective with the adoption of SFAS 123R the proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost and the transition method to be used at date of adoption. For public companies the available transition methods include modified prospective and retroactive adoption options. See Note 3 to our condensed consolidated financial statements for further details of the adoption of SFAS 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. We are currently evaluating the impact this interpretation will have on our financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

Certain Factors That May Affect Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements are subject to certain risks and uncertainties. Examples of such statements include, but are not limited to, “estimate,” “project,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “should,” “may,” “will,” and similar expressions. Forward-looking statements may include statements about our:

•	anticipated progress of clinical development programs;

•	anticipated progress in technology development and commercialization strategy;

•	results and projected timetables of our clinical trials;

•	potential future licensing fees, milestone payments, grants and royalty payments;

•	ability to market, commercialize and achieve market acceptance for our product candidates or products that we develop;

•	ability to expand our relevant market;

•	expected future financial results, including estimated revenues, cost of product revenue, cost of sequencing service revenue, operating expenses, interest income, interest expense, income tax benefit and minority interest in subsidiary loss;

•	estimates regarding the future sufficiency of our cash resources;

•	expectation that we may repurchase or refinance additional portions of the existing 6% convertible subordinated debentures due 2007; and

•	plans to continue to explore alternative sources for financing our business activities.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward looking statements as a result of various factors, including, but not limited to, the following: the risk that any one or more of our drug development programs will not proceed as planned for technical, scientific or commercial reasons or due to patient enrollment issues or based on new information from nonclinical or clinical studies or from other sources; the success of competing products and technologies; our stage of development as a biopharmaceutical company; government regulation and healthcare reform; technological uncertainty and product development risks; product liability exposure; uncertainty of additional funding; our history of incurring losses and the uncertainty of achieving profitability; reliance on research collaborations and strategic alliances; competition; patent infringement claims against our products, processes and technologies; our ability to protect our patents and proprietary rights; and, uncertainties relating to commercialization rights. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of this report for a description of these risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding current liabilities as of June 30, 2006 included $66.2 million of our 6% convertible subordinated notes due February 2, 2007. Our outstanding long-term liabilities as of June 30, 2006 included $110.0 million of our 4% convertible subordinated notes due February 15, 2011, a long-term liability of $0.5 million for the remaining future minimum payments under a license agreement (see Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005) and the long-term portion of 454’s deferred revenue in the amount of $12.4 million. As the debentures and notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of June 30, 2006, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was $66.0 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was $82.0 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a -15 under the Securities Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were adequate and effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We are aware of certain issued patents that are held by Illumina, Inc. (“Illumina”) and which may be construed by Illumina to apply to an aspect of 454’s sequencing technology that involves the use of DNA-capture beads with 454’s PicoTiter plates. We believe that 454 does not infringe any valid claim, either literally or under the doctrine of equivalents, and that, furthermore, certain claims of these patents should be held invalid if asserted against 454’s activities. Nevertheless, intellectual property litigation is expensive and time-consuming, with many risks and uncertainties, and there can be no assurance that 454 will prevail in any specific action.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 3, 2006, and the following matter was voted on at that meeting:

The election of Frank M. Armstrong, M.D. and Vincent T. DeVita, Jr., M.D. as Class II Directors, to serve for a three-year term of office or until their respective successors have been elected. The following chart shows the number of votes cast for or withheld:

DIRECTOR	FOR	WITHHELD
Frank M. Armstrong, M.D.	48,100,833	383,550
Vincent T. DeVita, Jr., M.D.	48,099,938	384,445

Our current Directors are Frank M. Armstrong, M.D., Michael J. Astrue, Vincent T. DeVita, Jr., M.D., David R. Ebsworth, Ph.D., John H. Forsgren, Robert E. Patricelli, Jonathan M. Rothberg, Ph.D., and Patrick J. Zenner.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of 454 Life Sciences Corporation dated May 22, 2006.

+Exhibit 10.1	Amendment, dated May 30, 2006, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant.

~~Exhibit 10.2	454 Life Sciences Corporation 2006 Equity Incentive Plan (Filed as Exhibit 99.1).

~~Exhibit 10.3	454 Life Sciences Corporation Form of Nonstatutory Stock Option Agreement (Filed as Exhibit 99.2).

~~Exhibit 10.4	454 Life Sciences Corporation Form of Incentive Stock Option Agreement (Filed as Exhibit 99.3).

Exhibit 10.5	Form of Non-Qualified Stock Option Agreement (Standard) of the Registrant.

Exhibit 10.6	Form of Non-Qualified Stock Option Agreement (Director & Officer) of the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.
~~	Incorporated by reference to the applicable exhibit filed with the registrant’s Current Report on Form 8-K filed May 24, 2006 for the event dated May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	CuraGen Corporation

	By:	/s/ Frank M. Armstrong, M.D.
Frank M. Armstrong, M.D.
Chief Executive Officer and President
(principal executive officer of the registrant)

	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 3.1	Amended and Restated Certificate of Incorporation of 454 Life Sciences Corporation dated May 22, 2006.

+Exhibit 10.1	Amendment, dated May 30, 2006, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant.

~~Exhibit 10.2	454 Life Sciences Corporation 2006 Equity Incentive Plan (Filed as Exhibit 99.1).

~~Exhibit 10.3	454 Life Sciences Corporation Form of Nonstatutory Stock Option Agreement (Filed as Exhibit 99.2).

~~Exhibit 10.4	454 Life Sciences Corporation Form of Incentive Stock Option Agreement (Filed as Exhibit 99.3).

Exhibit 10.5	Form of Non-Qualified Stock Option Agreement (Standard) of the Registrant.

Exhibit 10.6	Form of Non-Qualified Stock Option Agreement (Director & Officer) of the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.
~~	Incorporated by reference to the applicable exhibit filed with the registrant’s Current Report on Form 8-K filed May 24, 2006 for the event dated May 22, 2006.