Form 10-Q
period 2006-09-30
CURAGEN CORP
filed 2006-11-08
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 27, 2006 was 56,371,176.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,129	$20,757
Short-term investments	32,293	22,267
Marketable securities	110,750	183,504

Cash and investments	181,172	226,528
Income taxes receivable	470	709
Inventory	8,918	4,103
Accounts receivable	3,991	3,491
Prepaid expenses	2,221	1,522

Total current assets	196,772	236,353
Property and equipment, net	16,966	21,705
Intangible and other assets, net	14,316	12,399

Total assets	$228,054	$270,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,241	$2,943
Accrued expenses	4,837	3,864
Accrued payroll and related items	2,512	1,775
Interest payable	1,212	3,305
Current portion of deferred revenue	5,199	7,766
Other current liabilities	2,040	2,887
Current portion of convertible subordinated debt	66,228	—

Total current liabilities	85,269	22,540

Long-term liabilities:
Convertible subordinated debt, net of current portion	110,000	176,228
Long-term liabilities	81	518
Deferred revenue, net of current portion	11,400	14,250

Total long-term liabilities	121,481	190,996

Commitments and contingencies

Minority interest in subsidiary	—	485

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 56,314,832 shares at September 30, 2006, and 55,642,080 shares at December 31, 2005	563	556
Additional paid-in capital	517,106	514,862
Accumulated other comprehensive income (loss)	811	(2,833)
Accumulated deficit	(497,176)	(453,133)
Unamortized stock-based compensation	—	(3,016)

Total stockholders’ equity	21,304	56,436

Total liabilities and stockholders’ equity	$228,054	$270,457

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$4,806	$3,029	$14,653	$6,239
Sequencing service revenue	2,777	663	7,479	1,402
Collaboration revenue	375	911	3,409	3,315
Grant revenue	949	639	2,297	1,975
Milestone revenue	950	—	2,850	31

Total revenue	9,857	5,242	30,688	12,962

Operating expenses:
Cost of product revenue	2,949	958	8,890	1,636
Cost of sequencing service revenue	1,062	228	3,101	535
Grant research expenses	898	534	2,095	1,479
Research and development expenses	14,164	20,191	43,361	52,921
General and administrative expenses	6,644	5,003	16,968	13,957
Restructuring and related charges	—	1,280	—	1,280

Total operating expenses	25,717	28,194	74,415	71,808

Loss from operations	(15,860)	(22,952)	(43,727)	(58,846)
Interest income	1,777	2,081	5,718	6,395
Interest expense	(2,334)	(2,775)	(7,019)	(9,370)
Gain on extinguishment of debt	—	358	—	1,766

Loss before income tax benefit and minority interest in subsidiary loss	(16,417)	(23,288)	(45,028)	(60,055)
Income tax benefit	52	140	161	285
Minority interest in subsidiary loss	485	610	824	2,153

Net loss	$(15,880)	$(22,538)	$(44,043)	$(57,617)

Basic and diluted net loss per share	$(0.29)	$(0.43)	$(0.80)	$(1.13)

Weighted average number of shares used in computing basic and diluted net loss per share	54,932	52,731	54,784	51,120

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(44,043)	$(57,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,509	6,416
Stock-based compensation	4,599	1,511
Stock-based 401(k) plan employer match	268	387
Non-cash interest income	894	1,692
Gain on extinguishment of debt	—	(1,766)
Minority interest in subsidiary loss	(824)	(2,153)
Changes in assets and liabilities:
Income taxes receivable	239	144
Inventory	(5,383)	(3,837)
Accounts receivable	(500)	(1,854)
Prepaid expenses	(699)	193
Intangible and other assets, net	(138)	(135)
Accounts payable	338	2,012
Accrued expenses	1,523	2,858
Accrued payroll and related items	737	(87)
Interest payable	(2,093)	(3,688)
Current portion of deferred revenue	(2,567)	2,831
Other current liabilities	(822)	601
Long-term liabilities	(437)	5
Deferred revenue, net of current portion	(2,850)	9,200

Net cash used in operating activities	(44,249)	(43,287)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,182)	(8,741)
Proceeds from sale of fixed assets	112	411
Payments for intangible assets	(762)	(770)
Purchases of short-term investments	(31,357)	(16,608)
Proceeds from sales of short-term investments	6,055	10,510
Proceeds from maturities of short-term investments	15,222	73,362
Purchases of marketable securities	(11,710)	(65,956)
Proceeds from sales of marketable securities	38,887	43,486
Proceeds from maturities of marketable securities	45,643	57,192

Net cash provided by investing activities	60,908	92,886

Cash flows from financing activities:
Proceeds from exercise of stock options	713	601
Payment for extinguishment of debt	—	(61,540)
Proceeds from issuance of common stock	—	22,000
Payments of stock issuance costs	—	(1,152)

Net cash provided by (used in) financing activities	713	(40,091)

Net increase in cash and cash equivalents	17,372	9,508
Cash and cash equivalents, beginning of period	20,757	23,849

Cash and cash equivalents, end of period	$38,129	$33,357

Supplemental cash flow information:
Interest paid	$8,463	$12,230

Income tax benefit payments received, net of payments made	$859	$524

Acquisition/construction of property and equipment, unpaid at end of period	$11	$74

Transfer of inventory to (from) property and equipment	$568	$(556)

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Reclassifications

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated.

The Company has revised the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to reflect non-cash interest income of $1.6 million in the cash flows used in operating activities. This revision had no effect on the Company’s net loss or the increase in cash and cash equivalents reported.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. All dollar amounts herein are shown in thousands, except par value and per share data.

2. Comprehensive Loss

The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and represents unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(15,880)	$(22,538)	$(44,043)	$(57,617)
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	623	(638)	3,495	(1,123)
Reclassification adjustment for losses included in net loss	136	7	149	62

Net unrealized gains (losses) on securities	759	(631)	3,644	(1,061)

Total comprehensive loss	$(15,121)	$(23,169)	$(40,399)	$(58,678)

The Company periodically reviews its investment portfolios and its investment in TopoTarget A/S (“TopoTarget”), a publicly-traded company on the Copenhagen Stock Exchange, to determine if there is an impairment that is other than temporary, and as of the balance sheet date, has not experienced any impairments in its investments that were other than temporary. In evaluating whether the individual investments in the investment portfolio are other than temporarily impaired, the Company considers the credit rating of the individual securities, the cause of the impairment of the individual securities which is generally related to interest rate increases, and the severity of the impairment of the individual securities and the Company’s ability and intent to hold an impairment until recovery. In order for an individual investment to be potentially impaired, the cause and severity of the impairment must be equal to or more than 5% of the book value of the investment.

The Company regularly adjusts the fair value of its investment in TopoTarget based on the market value of the stock of TopoTarget as reported on the Copenhagen Stock Exchange. This investment is classified as an available-for-sale long-term marketable security and is included in Intangible and other assets, net, on the September 30, 2006 balance sheet at a fair value of $8,028 which includes an unrealized gain of $2,740.

3. Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires recognition of the fair value of stock-based compensation in net earnings. Previously, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) required only expanded disclosures of stock-based compensation arrangements with employees, and encouraged (but did not require) compensation cost to be measured based on the fair value of the equity instruments awarded. Companies were permitted to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for equity instruments awarded to employees, which recognized compensation cost based on the intrinsic value of the equity instruments awarded. The Company continued to apply APB 25 for purposes of its stock-based compensation awards to employees through December 31, 2005, and accordingly recorded no compensation expense for option grants unless the option grants had an exercise price less than the fair market value of the underlying stock at the date of grant.

CuraGen has one active stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) and one inactive stock-based compensation plan, the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”), and 454 has one active stock-based compensation plan, the 2006 Equity Incentive Plan (“454 2006 Stock Plan”) and one inactive stock-based compensation plan, the 2000 Employee, Director and Consultant Stock Plan (“454 2000 Stock Plan”). The 454 2006 Stock Plan was approved by the stockholders of 454 effective May 22, 2006. Under the active plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of CuraGen and 454, respectively. No future awards may be granted under the inactive plans subsequent to the adoption of the new active plans. To date, stock-based compensation issued under the plans has consisted of incentive and non-qualified stock options and restricted stock. Generally, stock options are granted to employees at exercise prices equal to the respective fair market values of the common stock of CuraGen and 454, at the dates of grant, and have terms of 10 years. The Company recognizes stock-based compensation expense for stock option grants over the requisite service period of the individual stock option grants, which equals the vesting period. Generally, stock option grants to employees fully vest between three to five years from the grant date. Each of CuraGen and 454 issue new common shares upon the exercise of their respective stock options.

The Company has transitioned to fair-value-based accounting for stock-based compensation under SFAS 123R using a modified version of the prospective application method (“modified prospective application method”). Under the modified prospective application method, restatement of prior financial statements is not required; however, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006. Additionally, compensation cost for the portion of awards that are outstanding as of January 1, 2006, for which the requisite service has not been rendered (generally referring to unvested awards), is recognized as the remaining requisite service is rendered after January 1, 2006.

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

Historically, 454 has used the following methods to determine the factors input into the Black-Scholes model: the volatilities of similar entities with publicly-traded stock, adjusted for not being public, to determine the expected stock price volatility of 454’s non-public stock; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term of the options has been calculated using 454’s historical exercise patterns to estimate future exercise patterns. Effective with the adoption of SFAS 123R, 454 continues to utilize the same methodology for purposes of estimating the expected stock price volatility and the risk-free interest rates, however, for purposes of estimating the expected term, 454 uses the simplified approach as outlined in SAB 107, whereby the expected term is equal to the average of the vesting term and the contractual term.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(22,538)	$(57,617)
Employee stock-based compensation expense included in net loss	455	1,188
Total employee stock-based compensation expense determined under the fair-value based method for all awards	(1,160)	(3,550)

Pro forma net loss	$(23,243)	$(59,979)

Basic and diluted net loss per share:
As reported	$(0.43)	$(1.13)
Pro forma	$(0.44)	$(1.17)

Upon adoption of SFAS 123R, the Company recognizes the compensation expense associated with stock options granted to employees after December 31, 2005, and the unvested portion of previously granted employee stock option awards that were outstanding as of December 31, 2005, in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of $1,057 and $2,643 in the condensed consolidated statements of operations with respect to employee stock options. As of September 30, 2006, the Company had capitalized compensation expense for employee stock options of $8 into inventory. During the three and nine months ended September 30, 2006, the Company also recognized compensation expense of $716 and $2,017 in the condensed consolidated statements of operations with respect to restricted stock grants. Due to the CuraGen and 454 net loss positions, no tax benefit was recorded during the period. Upon the adoption of SFAS 123R on January 1, 2006, the Company reversed the $3,016 balance in the unamortized stock-based compensation account to additional paid-in-capital in accordance with SFAS 123R. Compensation expense related to the shares of restricted stock is being recognized in the Company’s statements of operations over the vesting periods.

For the three and nine months ended September 30, 2006, the adoption of SFAS 123R had the following effect on amounts that would have been reported using the intrinsic value method under APB 25:

	Three Months Ended September 30, 2006
	Using APB 25 Accounting	SFAS 123R Adjustments	As Reported
Loss before income tax benefit and minority interest in subsidiary loss	$(15,360)	$(1,057)	$(16,417)
Net loss	$(14,873)	$(1,007)	$(15,880)
Basic and diluted net loss per share	$(0.27)	$(0.02)	$(0.29)

	Nine Months Ended September 30, 2006
	Using APB 25 Accounting	SFAS 123R Adjustments	As Reported
Loss before income tax benefit and minority interest in subsidiary loss	$(42,385)	$(2,643)	$(45,028)
Net loss	$(41,567)	$(2,476)	$(44,043)
Basic and diluted net loss per share	$(0.75)	$(0.05)	$(0.80)

The fair value of options granted during the three months ended September 30, 2006 and 2005 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2006	2005
Expected stock price volatility - CuraGen	78%	81%
Expected stock price volatility - 454	27%	33%

Risk-free interest rate - CuraGen	4.49%	3.93%
Risk-free interest rate - 454	4.49%	4.06%

Expected option term in years - CuraGen	6.25	4.39
Expected option term in years - 454	6.25	7.82

Expected dividend yield - CuraGen and 454	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
CuraGen	$2.15	$3.05	$2.78	$3.60
454	$1.40	$1.38	$1.24	$1.24

A summary of the stock option activity under the 1993 Stock Plan as of September 30, 2006, and changes during the three months ended September 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, July 1, 2006	96,064	$4.31
Granted	—
Exercised	(800)	1.50
Canceled or lapsed	—

Outstanding, September 30, 2006	95,264	4.33	.89	$3

Exercisable, September 30, 2006	95,264	4.33	.89	$3

The total intrinsic value of options exercised under the 1993 Stock Plan during the three months ended September 30, 2006 and 2005 was $2 and $135, respectively, and during the nine months ended September 30, 2006 and 2005 was $255 and $220, respectively.

The following table presents weighted average price information about significant option groups under the 1993 Stock Plan exercisable at September 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.50	1,600	$1.50
3.75 - 5.00	93,664	4.38

	95,264	4.33

A summary of the stock option activity under the 1997 Stock Plan as of September 30, 2006, and changes during the three months ended September 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, July 1, 2006	6,337,195	$9.93
Granted	270,816	3.00
Exercised	(8,992)	3.07
Canceled or lapsed	(48,796)	7.81

Outstanding, September 30, 2006	6,550,223	9.67	6.38	$211

Exercisable, September 30, 2006	3,818,413	12.89	4.79	$93

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended September 30, 2006 and 2005 was $2 and $134, respectively, and during the nine months ended September 30, 2006 and 2005 was $24 and $165, respectively.

The following table presents weighted average price information about significant option groups under the 1997 Stock Plan exercisable at September 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$2.565-3.780	485,858	$3.26
3.850-5.031	930,371	4.25
5.090-5.970	854,139	5.72
6.000-8.710	493,918	8.08
15.830-22.500	340,375	16.77
24.938-31.660	327,385	26.89
41.125-58.334	386,367	52.54

	3,818,413	12.89

A summary of all stock option activity under the 454 2000 Stock Plan as of September 30, 2006, and changes during the three months ended September 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, July 1, 2006	4,691,351	$2.69
Granted	—	—
Exercised	(10,667)	2.50
Canceled or lapsed	(27,632)	2.89

Outstanding, September 30, 2006	4,653,052	2.69	5.97	$4,925

Exercisable, September 30, 2006	2,938,889	2.51	4.58	$3,659

The total intrinsic value of options exercised under the 454 2000 Stock Plan during the three months ended September 30, 2006 and 2005 was $14 and $4, respectively, and during the nine months ended September 30, 2006 and 2005 was $132 and $5, respectively.

The following table presents weighted average price information about significant option groups under the 454 2000 Stock Plan exercisable at September 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$1.25	81,000	$1.25
2.50	2,652,614	2.50
2.75	35,400	2.75
3.00	139,875	3.00
3.75	30,000	3.75

	2,938,889	2.51

The 454 2006 Stock Plan was approved as of May 22, 2006, and a summary of all stock option activity under the 454 2006 Stock Plan as of September 30, 2006, and changes during the three months ended September 30, 2006, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, July 1, 2006	—	—
Granted	138,000	$3.75
Exercised	—	—
Canceled or lapsed	—	—
Outstanding, September 30, 2006	138,000	3.75	9.94	—

Exercisable, September 30, 2006	10,000	3.75	10.00	—

There were no options exercised under the 454 2006 Stock Plan during either the three or nine months ended September 30, 2006.

The following table presents weighted average price information about significant option groups under the 454 2006 Stock Plan exercisable at September 30, 2006:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$3.75	10,000	$3.75

As of September 30, 2006 there was $4,611 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan, 454 2000 Stock Plan and 454 2006 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.86 years.

A summary of all restricted stock activity under the 1997 Stock Plan as of September 30, 2006, and changes during the three months ended September 30, 2006, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, July 1, 2006	1,218,820	$4.73
Granted	155,000	2.85
Restrictions lapsed	(88,375)	4.75
Repurchased upon employee termination	(3,000)	6.22

Outstanding, September 30, 2006	1,282,445	4.50

The total fair value of restricted shares vested during the three months ended September 30, 2006 and 2005 was $292 and $458, respectively, and during the nine months ended September 30, 2006 and 2005 was $708 and $458, respectively.

As of September 30, 2006, there was $2,597 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.48 years.

4. Restructuring and Related Charges

In June 2003, CuraGen announced a restructuring plan intended to focus resources on continuing to advance its pipeline of protein, antibody, and small molecule therapeutics into preclinical and clinical development. In connection with the June 2003 restructuring plan, a charge of $2,888 was recorded in the second quarter of 2003, including $1,742 related to employee separation costs, $1,046 of operating lease obligations and $100 of asset impairment costs. The cash requirements under the June 2003 restructuring plan were $2,681, of which $2,439 was paid prior to September 30, 2006. The remaining cash requirements of $242 will be paid through 2008 and relate to remaining operating lease payments.

In November 2005, CuraGen underwent a corporate restructuring to focus on advancing its therapeutic pipeline through clinical development. In connection with the November 2005 restructuring plan, a charge of $1,537 was recorded in the fourth quarter of 2005, including $1,396 of operating lease obligations and $141 of asset impairment costs. The cash requirements under the November 2005 restructuring plan were $1,396, of which $658 was paid prior to September 30, 2006. The remaining cash requirements of $738 will be paid through 2007 and relate to remaining operating lease payments.

5. Segment Reporting

The Company currently operates in two business segments: CuraGen and 454. CuraGen is a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. 454, CuraGen’s majority-owned subsidiary, has commercialized advanced technologies for high-throughput sequencing of DNA. The operations of 454 are run by a separate management team and governed by a separate Board of Directors including members of CuraGen’s management team and Board of Directors.

The following table sets forth a comparison of balance sheet items at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Cash and investments:
CuraGen	$174,943	$211,238
454	6,229	15,290

Total	$181,172	$226,528

Total assets:
CuraGen	$207,289	$247,493
454	26,128	30,119
Intercompany eliminations	(5,363)	(7,155)

Total	$228,054	$270,457

The following table sets forth a comparison of income statement items for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
CuraGen	$137	$944	$2,659	$3,395
454	9,857	4,331	28,404	9,897
Intercompany eliminations	(137)	(33)	(375)	(330)

Total	$9,857	$5,242	$30,688	$12,962

Operating expenses:
CuraGen	$14,248	$22,061	$43,426	$55,853
454	11,606	6,166	31,364	16,285
Intercompany eliminations	(137)	(33)	(375)	(330)

Total	$25,717	$28,194	$74,415	$71,808

Net loss:
CuraGen	$14,652	$21,367	$42,174	$53,488
454	1,712	1,781	2,692	6,282
Minority interest in subsidiary loss	(484)	(610)	(823)	(2,153)

Total	$15,880	$22,538	$44,043	$57,617

Capital expenditures:
CuraGen	$236	$1,116	$381	$7,822
454	307	700	824	1,101
Intercompany eliminations	—	(180)	(23)	(182)

Total	$543	$1,636	$1,182	$8,741

Depreciation and amortization:
CuraGen	$1,963	$1,917	$5,671	$4,635
454	586	588	1,838	1,781

Total	$2,549	$2,505	$7,509	$6,416

6. Inventory

A summary of inventory is as follows:

	September 30, 2006	December 31, 2005
Raw material	$5,395	$2,098
Work in process	1,358	1,336
Finished goods	2,165	669

Total	$8,918	$4,103

454’s inventory consists of instrumentation, reagents and disposables. During the nine months ended September 30, 2006, 454 transferred $568 of laboratory equipment from inventory to property and equipment. This equipment is to be used in the Company’s research and development facility and fee for service facility. This equipment has been placed in service and is being depreciated on a straight line basis, consistent with the Company’s property and equipment policy. On February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory the costs of manufacturing instruments, reagents and consumables for commercial sale. Included in inventory on February 1, 2005 was raw material, which was previously capitalized as a fixed asset, valued at net book value on February 1, 2005 of $556.

7. Loss Per Share

Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised and unvested restricted stock are anti-dilutive and therefore not considered for the diluted LPS calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock are 21,599,705 and 20,404,932 as of September 30, 2006 and 2005, respectively.

8. Minority Interest in Subsidiary

454 was formed in 2000 as CuraGen’s majority-owned subsidiary, and as of September 30, 2006, CuraGen’s majority ownership in 454 is approximately 66%. 454 has commercialized advanced technologies for whole genome, ultra-deep and ultra-broad sequencing.

Minority interest in subsidiary loss is the portion of 454’s loss attributable to shareholders of 454 other than CuraGen. During the third quarter 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore, going forward, all future losses applicable to the minority interest will be charged to CuraGen, until such time as 454 has future income and/or financing from the minority interest. For the third quarter 2006, 28% of 454’s net loss was allocated to the minority interest in subsidiary as compared to 34% in prior periods.

9. Recently Enacted Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. For the Company, this interpretation will be effective beginning January 1, 2007. The Company is currently evaluating the impact this interpretation will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 should be read in conjunction with the sections of our audited consolidated financial statements and notes thereto as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Statements that are not purely historical are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We often use the words “may,” “will,” “should,” “could,” “expects,” “anticipates,” “plans,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” or similar expressions, variations of such terms or the negative of those terms intended to identify forward-looking statements. We undertake no intention or obligation to update or revise any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under Part I—“Certain Factors That May Affect Results of Operations” and Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics in the areas of oncology, inflammatory diseases, and diabetes. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from our past research into the human genome and our efforts are now focused on developing and advancing potential therapeutics through preclinical and clinical development. As our pipeline has matured over the past few years, we have decreased our early-stage target discovery efforts and focused our resources on the advancement of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. Our majority-owned subsidiary, 454 Life Sciences Corporation (“454”), has commercialized advanced technologies for high-throughput sequencing of DNA. 454’s current products perform rapid and comprehensive “whole genome sequencing,” or the determination of the nucleotide sequence of entire genomes, “ultra-deep sequencing,” or the accurate detection of mutations in target genes of interest, and “ultra-broad sequencing,” or the surveying and characterization of large numbers of DNA molecules from a complex mixture. Currently 454’s sequencing technology consists of 454’s Genome Sequencer 20 Instrument (“GS20”), reagent kits, disposables and a suite of analysis software.

Recent Developments

Preclinical and Clinical Therapeutics

We are currently focusing our resources on the development of our oncology therapeutics in the areas of cancer supportive care and the treatment of cancer. We also maintain a portfolio of proteins, antibodies, small molecules, and targets in various stages of development in the areas of oncology, inflammatory diseases and diabetes.

•	Velafermin is a protein therapeutic that we are investigating for the prevention of oral mucositis (“OM”), a debilitating side effect experienced by many cancer patients receiving treatment with chemotherapy, radiotherapy, or a combination thereof. In December 2005, we completed a Phase II clinical trial on velafermin that randomized 212 patients undergoing high-dose chemotherapy, with or without total body irradiation, prior to autologous bone marrow transplantation, to receive a single administration of either placebo or one of three doses of velafermin for the prevention of OM. Results from this trial were presented in February 2006 at the 2006 Bone Marrow Transplantation Tandem Meetings. Data presented suggests that a single dose of 30 mcg/kg velafermin administered to patients one day after reinfusion of stem cells may reduce the incidence of severe Grade 3 or 4 OM, however the primary analysis for a linear dose trend across increasing doses of velafermin did not achieve statistical significance. To confirm the activity of the 30 mcg/kg dose of velafermin, we are conducting a second Phase II trial, which began enrolling patients in May 2006. This study will evaluate the efficacy of 30 mcg/kg velafermin compared to placebo for the prevention of OM, and also evaluate the activity of a single dose of 10 mcg/kg velafermin or 60 mcg/kg velafermin compared to placebo;

•	PXD101 is a small molecule histone deacetylase inhibitor we in-licensed from TopoTarget A/S (“TopoTarget”) in June 2004 and it is currently being investigated for the treatment of cancer, both as a single agent and in combination with other anti-cancer treatments. We are currently studying the activity of PXD101 in six proof-of-concept clinical trials:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Anticipated Milestone
Multiple myeloma (“MM”)	II	Monotherapy or in combination with dexamethasone	January 2005	Presenting results in December 2006

Solid tumors and colorectal cancer	Ib	Combination with 5-fluorouracil (“5-FU”)	September 2005	Presenting results in November 2006

Solid tumors and ovarian cancer	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Presenting results in November 2006

T-cell lymphoma	II	Monotherapy	January 2006	Preliminary results expected mid 2007

Multiple myeloma	Ib	Combination with Velcade®	March 2006	Preliminary results expected mid 2007

Advanced solid tumors	I	Oral PXD101	August 2006	Preliminary results expected end 2007

In October 2006, we provided an update on the intravenous PXD101 clinical development program and reported preliminary results including data from the Phase Ib trial of PXD101 in combination with paclitaxel and carboplatin for advanced solid tumors, the Phase II trial of PXD101 monotherapy or in combination with dexamethasone for advanced MM, and the Phase Ib trial of PXD101 in combination with 5-fluorouracil for advanced solid tumors.

•	The Phase II trial of PXD101 monotherapy or in combination with dexamethasone for MM was completed with a total of 25 patients enrolled in the study, of which 21 were eligible to be evaluated for single agent clinical activity. Patients had previously received an average of greater than 5 prior lines of therapy before enrollment into the study. Preliminary results indicate that 9 patients (43%) receiving PXD101 monotherapy achieved stable disease (“SD”), with no objective responses observed. Patients who progressed following treatment with PXD101 monotherapy were eligible to receive PXD101 in combination with dexamethasone. Of the 8 evaluable patients treated with this combination, an objective response rate of 38% was achieved including 1 partial response and 2 minimal responses. The other 5 patients achieved SD, with two of these patients continuing to receive PXD101 and dexamethasone. PXD101, both alone and in combination with dexamethasone, was well tolerated. Single agent activity did not meet the criteria necessary for expansion of enrollment into this trial, however, currently enrolled patients will continue to receive PXD101 in combination with dexamethasone. Results from this trial will be presented in December 2006 at the American Society of Hematology Annual Meeting in Orlando, Florida. We are awaiting preliminary results from an ongoing program evaluating PXD101 in combination with Velcade® (bortezomib) for Injection, as well as data being generated from other ongoing trials with PXD101, before initiating additional investments in the MM indication.

•	The Phase Ib trial of PXD101 in combination with 5-FU for advanced solid tumors has generated initial results suggesting 250mg/m2/day 5-FU was well tolerated with 1000 mg/m2/d PXD101, and have added additional cohorts to the trial to evaluate higher doses of 5-FU in combination with PXD101. A total of 17 patients have been enrolled in the study, with enrollment completed in four out of five cohorts. Preliminary results will be presented in November 2006 at the 18th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (“EORTC-AACR-NCI”) in Prague, Czech Republic. We anticipate advancing this trial into Phase II during the first quarter 2007, where approximately 20 patients with advanced colorectal cancer will be enrolled to further evaluate the safety and activity of the regimen.

•

The Phase Ib trial of PXD101 in combination with paclitaxel and carboplatin for advanced solid tumors has been completed with a total of 23 patients treated. Preliminary results indicate that PXD101 was safe and well tolerated when combined with standard doses of paclitaxel and carboplatin. Clinical activity was also reported including 2 partial objective responses for patients with advanced, refractory cancer

(confirmed response in a patient with pancreatic cancer and an ongoing confirmation in a patient with metastatic rectal cancer), and 3 patients who achieved SD lasting greater than 10 cycles of treatment (one patient each with advanced Ewing’s sarcoma, malignant melanoma and bladder cancer). The results from this trial will be presented in November 2006 at the EORTC-AACR-NCI symposium. The Phase II portion of the study has been initiated and will enroll 15 patients to further evaluate the safety and activity of PXD101 combined with carboplatin and paclitaxel in patients with advanced ovarian cancer.

Under the Clinical Trials Agreement we signed with the National Cancer Institute (“NCI”) in August 2005, the NCI will also initiate additional clinical trials evaluating PXD101, both alone and in combination, for other cancer indications. There are currently seven NCI-sponsored trials that have begun treating patients at sites both in the United States of America and abroad:

Indication	Phase	Regimen	Initiation of Patient Enrollment
Advanced solid tumors or lymphomas	Ib	Combination with Velcade ®	March 2006

Acute Myelogenous Leukemia	II	Monotherapy	June 2006

Advanced solid tumors	Ib	Combination with cis-retinoic acid	June 2006

Mesothelioma	II	Monotherapy	June 2006

Hepatocellular carcinoma	I/II	Monotherapy	July 2006

Advanced hematologic malignancies	I	Combination with azacitidine	August 2006

B-cell lymphomas	II	Monotherapy	August 2006

•	CR011 is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont, Inc. (“Amgen Fremont”), formerly Abgenix, Inc. (“Abgenix”), and utilizes antibody-drug conjugation (“ADC”) technology licensed from Seattle Genetics, Inc. (“Seattle Genetics”) to attach monomethyl auristatin E (“MMAE”) to yield CR011-vcMMAE. In June 2006, we announced that the investigational new drug application (“IND”) for CR011-vcMMAE had been cleared by the U.S. Food and Drug Administration (“FDA”) and dosing of patients in a Phase I clinical trial had begun. The open-label, multi-center, dose-escalation study will evaluate the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. The first part of the trial will evaluate cohorts of patients receiving increasing doses of CR011-vcMMAE to determine the maximum tolerated dose (“MTD”). After determination of the MTD, up to approximately 30 additional patients will be enrolled and treated at the MTD to further define safety and efficacy in this Phase I trial;

•	CR014 is a fully-human monoclonal ADC that targets TIM-1, also known as T-cell Immunoglobulin domain and Mucin domain 1, and is in preclinical studies to evaluate its role in the treatment of ovarian cancer and renal cell carcinoma. In March 2006, we presented new preclinical data on CR014 at the 97th Annual Meeting of the American Association for Cancer Research (AACR) in Washington, D.C., that demonstrated significant anti-proliferative activity on antigen positive renal and ovarian carcinoma cell lines both in vitro and in vivo;

•	CR012 is a fully-human monoclonal antibody that targets SLPI, also known as secretory leukocyte protease inhibitor, a protein located on the surface of certain cancer cells, and is in preclinical studies to evaluate its role in the treatment of colorectal and ovarian cancers. In March 2006, we presented new preclinical data on CR012 at the 97th Annual Meeting of the AACR in Washington, D.C., that demonstrated inhibition of colon carcinoma cell lines growth in vitro and in vivo; and

•

CR002 is a fully-human monoclonal antibody drug candidate that targets platelet derived growth factor-D, also known as PDGF-D, an autocrine growth factor implicated in kidney disease. In July 2005, we announced the completion of our Phase I clinical trial evaluating the safety and tolerability of CR002 on 40 healthy male volunteers with results supportive of developing CR002 as a treatment for kidney inflammation, including IgA nephropathy, diabetic nephropathy, and lupus nephritis. In July 2005, we announced our intent to license CR002 to a partner with the necessary resources for developing and marketing a nephrology product.

In addition, we have identified several potential proteins, antibodies, and small molecules that have been or are being prepared to be evaluated for potential therapeutic use in animal studies. We will continue to evaluate strategic opportunities and potential clinical use for these assets through partnerships, licensing, or the submission of INDs in the future.

454 Life Sciences Corporation

454 was formed in 2000 as our majority-owned subsidiary. 454 has commercialized advanced technologies for high-throughput sequencing of DNA, including whole genome, ultra-deep and ultra-broad sequencing. The GS20 sequences more than 20 million bases from over 200,000 independent DNA fragments per five hour run on a single instrument. We believe 454’s affordable, high-throughput technology will expand the market for sequencing beyond genome centers, where the majority of such sequencing is currently performed, to research centers, academic institutions and commercial entities.

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

In June 2006, in collaboration with scientists at the Dana-Farber Cancer Institute and the Broad Institute, 454 reported a new method for the detection of cancer gene mutations present at extremely low levels. The research was published online (ahead of print) in the journal Nature Medicine in an article entitled, “Sensitive mutation detection in heterogeneous cancer specimens by massively parallel picoliter reactor sequencing,” and describes how the 454 sequencing method can identify rare cancer-associated genetic variations at the molecular level, potentially enabling the personalization of targeted therapies.

In July 2006, 454 announced a collaboration with the Max Planck Institute for Evolutionary Anthropology to sequence the Neanderthal genome, under a project which is estimated to take two years.

In October 2006, 454 provided details on the next-generation instrument based on 454 Sequencing, the Genome Sequencer FLX, which is expected to be commercially available during the first half of 2007. The Genome Sequencer FLX is designed to accurately sequence more than 100 megabases (million bases) per 7 hour run and achieve read lengths of 200 base pairs or greater.

Strategic Collaborations

Bayer Metabolic Disease Collaboration

We announced in July 2006, that we were informed by Bayer Pharmaceuticals Corporation (“Bayer”) that Bayer plans to license BAY 76-7171 (formerly CT052) to a third party. BAY 76-7171 was discovered under our metabolic disorder collaboration with Bayer aimed at identifying and developing potential small molecule therapeutics for the management of diabetes. An IND application for BAY 76-7171 was cleared by the FDA in November 2005. In December of 2005, we announced we had exercised our right to revert to a tiered royalty structure under which we would receive royalties on any BAY 76-7171 product sales and we would no longer contribute to the ongoing development costs for BAY 76-7171. We believe that Bayer’s intention to license BAY 76-7171 will have no direct impact on our near term value generation or on our cash utilization.

Amgen Fremont

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

In April 2006, Amgen Inc. acquired Abgenix, and Abgenix now operates as a wholly-owned subsidiary known as Amgen Fremont. In accordance with the terms of the agreement pertaining to change of control, Amgen Fremont automatically assumed all obligations of the agreement.

TopoTarget

In November 2006, we announced with TopoTarget the grant of exclusive worldwide rights to LEO Pharma to develop, manufacture, and commercialize PXD118490, a preclinical HDAC inhibitor, for the treatment of psoriasis and other dermatological disorders. Under the terms of the agreement between TopoTarget and LEO Pharma, TopoTarget will receive initial payments totaling 2,000,000 euros (approximately $2.6 million). In addition, TopoTarget is eligible to receive additional milestone payments of up to 32,000,000 euros (approximately $40.8 million), and tiered royalties on any future product sales. Under the terms of an existing agreement between TopoTarget and us, we will receive 50% of all payments received by TopoTarget under the licensing agreement between TopoTarget and LEO Pharma.

Summary

We seek to generate value for our shareholders by developing novel therapeutics and advanced technologies for the sequencing of DNA in the long term. We seek to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of therapeutic products developed through the application of our technologies and expertise are not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to: 454 product, service, grant, and milestone revenue; and interest income. In July 2006, we also announced that we engaged Goldman, Sachs & Co. to examine strategic options for CuraGen’s investment in 454. This strategic initiative is ongoing and focused on implementing a strategic option.

We expect to continue incurring substantial research and development expenses relating to: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; external programs that we identify as being promising and synergistic with our products and expertise; and 454, as it continues to work on the development and commercialization of its technology for whole genome analysis and other sequencing applications. Conducting clinical trials is a lengthy, time-consuming and expensive process. As a result, we expect to incur continued losses over the next several years, unless we are able to realize significant revenues through 454’s sales of DNA sequencing services and products. The timing and amounts of such revenues cannot be predicted with certainty and may fluctuate. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including the sale of certain assets, contributions by others to joint ventures, other collaborative or licensing arrangements for the development and testing of products under development, and strategic options with respect to our investment in 454. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

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

Results of Operations

The following table sets forth a comparison of the components of consolidated net loss for the three month periods ended September 30, 2006 and 2005 (in millions):

	Three months ended September 30,
	2006	2005	$ Change	% Change
Product revenue	$4.8	$3.0	$1.8	60%
Sequencing service revenue	2.8	0.7	2.1	300%
Collaboration revenue	0.4	0.9	(0.5)	(56)%
Grant revenue	0.9	0.6	0.3	50%
Milestone revenue	1.0	—	1.0	100%
Cost of product revenue	2.9	0.9	2.0	222%
Cost of sequencing service revenue	1.1	0.3	0.8	267%
Grant research expenses	0.9	0.5	0.4	80%
Research and development expenses	14.2	20.1	(5.9)	(29)%
General and administrative expenses	6.7	5.0	1.7	34%
Restructuring and related charges	—	1.3	(1.3)	(100)%
Interest income	1.8	2.1	(0.3)	(14)%
Interest expense	2.4	2.8	(0.4)	(14)%
Gain on extinguishment of debt	—	0.4	(0.4)	(100)%
Income tax benefit	0.1	0.1	—	—
Minority interest in subsidiary loss	0.5	0.6	(0.1)	(17)%

Net loss	$15.9	$22.5

The following table sets forth a comparison of the components of consolidated net loss for the nine month periods ended September 30, 2006 and 2005 (in millions):

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Product revenue	$14.7	$6.2	$8.5	137%
Sequencing service revenue	7.5	1.5	6.0	400%
Collaboration revenue	3.4	3.3	0.1	3%
Grant revenue	2.3	2.0	0.3	15%
Milestone revenue	2.9	—	2.9	100%
Cost of product revenue	8.9	1.6	7.3	456%
Cost of sequencing service revenue	3.1	0.6	2.5	417%
Grant research expenses	2.1	1.5	0.6	40%
Research and development expenses	43.4	52.9	(9.5)	(18)%
General and administrative expenses	17.0	14.0	3.0	21%
Restructuring and related charges	—	1.3	(1.3)	(100)%
Interest income	5.7	6.4	(0.7)	(11)%
Interest expense	7.0	9.4	(2.4)	(26)%
Gain on extinguishment of debt	—	1.8	(1.8)	(100)%
Income tax benefit	0.2	0.3	(0.1)	(33)%
Minority interest in subsidiary loss	0.8	2.2	(1.4)	(64)%

Net loss	$44.0	$57.6

The following table sets forth a comparison of revenue by segment for the three month periods ended September 30, 2006 and 2005 (in millions):

	Three months ended September 30,
	2006	2005	$ Change	% Change
Product revenue:
454	$4.8	$3.0	$1.8	60%

Sequencing service revenue:
454	$2.8	$0.7	$2.1	300%

Collaboration revenue:
CuraGen	—	$0.9	$(0.9)	(100)%
454	$0.4	—	$0.4	100%

Total	$0.4	$0.9

Grant revenue:
454	$0.9	$0.6	$0.3	50%

Milestone revenue:
454	$1.0	—	$1.0	100%

The following table sets forth a comparison of revenue by segment for the nine month periods ended September 30, 2006 and 2005 (in millions):

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Product revenue:
454	$14.7	$6.2	$8.5	137%

Sequencing service revenue:
454	$7.5	$1.5	$6.0	400%

Collaboration revenue:
CuraGen	$2.3	$3.3	$(1.0)	(30)%
454	1.1	—	1.1	100%

Total	$3.4	$3.3

Grant revenue:
454	$2.3	$2.0	$0.3	15%

Milestone revenue:
454	$2.9	—	$2.9	100%

Product revenue. 454’s product revenue for the three and nine month periods ended September 30, 2006 consisted of sales of GS20 instruments, reagents and disposables sold to 454’s distribution partner, Roche, as well as royalties from Roche related to Roche’s third party product sales. 454 began selling products directly to end users in the first quarter of 2005 and through Roche in the fourth quarter of 2005. Under 454’s agreement with Roche, 454 receives payments at agreed upon transfer pricing for shipments of 454’s products to Roche. In addition, 454 receives a royalty from Roche upon its subsequent sale of these products to third parties. 454 recognizes royalties on these sales to third parties when they are earned based upon royalty reports received from Roche at the end of each calendar quarter. Together, the transfer price and royalty received by 454 from Roche represents approximately 50% of the price paid by the third party.

The increases in product revenue during the three and nine months ended September 30, 2006 were primarily due to increases in the number of instruments, reagents and disposables sold, compared to the same periods in 2005, partially offset by the sharing of revenue with Roche beginning in the fourth quarter of 2005. 454’s product revenue is expected to fluctuate from quarter to quarter based on the timing of shipments to Roche and the recognition of royalties 454 earns from Roche third party sales. Overall product revenue may decrease in the fourth quarter of 2006 as compared to the third quarter of 2006, based on Roche’s current inventory positions relative to their projected fourth quarter 2006 demand. However, 454 anticipates that royalty revenue, which is a component of product revenue, related to Roche’s sales to third parties will increase in the fourth quarter of 2006 as compared to the third quarter of 2006 due to projected increases in product demand.

Sequencing service revenue. The increase in sequencing service revenue during the three and nine months ended September 30, 2006 was due to an increase in the number of sequencing service contracts and the size of the sequencing contracts completed, as compared to the same periods in 2005. 454 expects sequencing service revenue to remain relatively consistent during the fourth quarter of 2006 in relation to sequencing service revenue recognized during the third quarter of 2006.

Collaboration revenue. Collaboration revenue for the three and nine month periods ended September 30, 2006 decreased as compared with the same periods in 2005. CuraGen completed the work under its Pharmacogenomics Agreement with Bayer AG during the second quarter of 2006; accordingly, we do not expect to recognize additional collaboration revenue during the fourth quarter of 2006.

Under 454’s Research and Development agreement with Roche, Roche has an obligation to fund certain research and development projects, for which funding can be in the form of cash or in-kind contributions. During the three and nine month periods ended September 30, 2006, Roche funded $0.4 million and $1.1 million in cash, respectively, of 454’s research and development. 454 expects similar funding levels in the fourth quarter of 2006 as compared to the third quarter of 2006.

Grant revenue. Grant revenue for the three and nine month periods ended September 30, 2006 remained relatively constant with the same periods in 2005. Grant revenue was related to two grants from the National Human Genome Research Institute, one of the National Institutes of Health (“NIH”). 454 completed one of the two grants in the second quarter of 2006 and completed the third phase of the second NIH grant in the third quarter of 2006. The fourth phase of the second grant is not expected to begin until 2007, therefore 454 expects to recognize no grant revenue in the fourth quarter of 2006.

Milestone revenue. Under 454’s License, Supply and Distribution Agreement with Roche (the “Roche License Agreement”), 454 is entitled to receive both up-front milestone payments for specific events, including contract negotiation and signing, supplier agreement execution and product launches, as well as potential future commission/royalty sales-based payments for significant cumulative sales by Roche. Up-front payments under the Roche License Agreement are deferred and amortized into revenue on a straight-line basis from the later of the date the payment was earned or the effective date of the agreement, through the end of the agreement term. For the purposes of milestone revenue recognition, the effective date of the agreement was determined by management of 454 to be October 2005, the date of the commercial launch by Roche of 454’s products, and the end of the agreement is October 2010. Milestone revenue for the three and nine month periods ended September 30, 2006 relates to the amortization associated with $19.0 million of up-front and product launch payments from Roche earned during 2005. 454 expects milestone revenue to increase during the fourth quarter of 2006 due to recognition of revenue related to the achievement of a $4.0 million milestone from Roche for the cumulative sale of an agreed upon number of instruments. This milestone was earned and received in October 2006. This milestone will be deferred and amortized into revenue on a straight-line basis from the date earned through the end of the agreement term consistent with other up-front milestone payments.

Cost of product revenue. The increase in cost of product revenue for the three and nine month periods ended September 30, 2006 was a result of increased product sales. Effective February 1, 2005, the date on which 454 successfully completed the installation of its first sequencing instrument at a customer site, 454 began to capitalize, in inventory, the costs of manufacturing instrumentation and reagents for commercial sale. Certain items that were previously capitalized as fixed assets were transferred into inventory at their net book value on February 1, 2005. In October 2005, 454 began selling instruments, reagents and disposables to Roche at an agreed upon transfer price, and earning royalties from Roche on Roche third party sales. The profit margin 454 earned on products during the three and nine month periods ended September 30, 2006 as compared to same periods in 2005 was lower due to the non-recurring nature of the items transferred into inventory in 2005 and 454’s selling of instruments and reagents to Roche at agreed upon transfer prices and royalties during 2006 while selling directly to third parties during the same period of 2005. The profit margin percentage for the remaining three months of 2006 is expected to be consistent with the profit margin percentage earned in the first nine months of 2006, however, the timing of shipments of products to Roche and the royalties earned from Roche related to Roche sales to third parties in the fourth quarter of 2006 may impact 454’s profit margin percentage.

Cost of sequencing service revenue. The increase in cost of sequencing service revenue during the three and nine month periods ended September 30, 2006, was due to the increased number of sequencing service contracts performed as compared to the same periods in 2005. 454 expects the cost of sequencing service revenue and their profit margin percentage to remain relatively consistent during the fourth quarter of 2006 in relation to sequencing service revenue and the profit margin percentage recognized during the third quarter of 2006.

Grant research expenses. Grant research expenses for the three and nine month periods ended September 30, 2006 were slightly higher than grant research expenses for the same periods in 2005. Grant research expenses were related to two federal grant awards from the NIH, and include personnel costs and lab supplies that are directly related to the research outlined in the grant award. 454 completed one of the two grants in the second quarter of 2006 and completed the third phase of the second NIH grant in the third quarter of 2006. The fourth phase of the second grant is not expected to begin until 2007 therefore 454 expects to recognize no grant research expenses in the fourth quarter of 2006.

Research and development expenses. The following table sets forth a comparison of research and development expenses by segment, for the three and nine month periods ended September 30, 2006 and 2005 (in millions):

	Three months ended September 30,
	2006	2005	$ Change	% Change
Research and development expenses:
CuraGen	$10.8	$17.4	$(6.6)	(38)%
454	3.4	2.7	0.7	26%

Total	$14.2	$20.1

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Research and development expenses:
CuraGen	$33.2	$45.2	$(12.0)	(27)%
454	10.2	7.7	2.5	32%

Total	$43.4	$52.9

Research and development expenses consist primarily of: salary and benefits; contractual and manufacturing costs; supplies and reagents; perpetual license fees and milestone payments; depreciation and amortization; and allocated facility costs. Historically, our research and development efforts have been concentrated on four major project areas: clinical trials; 454; preclinical drug candidates; and collaborations. However, upon completion of our work on the Bayer AG Pharmacogemomics Agreement during the second quarter of 2006, our research and development efforts are now being concentrated on three project areas: clinical trials; 454; and preclinical drug candidates. With the exception of 454, we budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles consolidated total research and development expenses, for the three and nine month periods ended September 30, 2006 and 2005 (in millions):

	Three months ended September 30,
	2006	2005	$ Change	% Change
Salary and benefits	$4.4	$3.7	$0.7	19%
Contractual and manufacturing costs	4.8	6.8	(2.0)	(29)%
Supplies and reagents	1.6	1.1	0.5	45%
Perpetual license fees and milestone payments	—	4.8	(4.8)	(100)%
Depreciation and amortization	0.7	1.0	(0.3)	(30)%
Allocated facility costs	2.7	2.7	—	—

Total research and development expenses	$14.2	$20.1

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Salary and benefits	$12.6	$12.0	$0.6	5%
Contractual and manufacturing costs	14.4	17.0	(2.6)	(15)%
Supplies and reagents	4.6	5.0	(0.4)	(8)%
Perpetual license fees and milestone payments	1.3	8.5	(7.2)	(85)%
Depreciation and amortization	2.6	3.0	(0.4)	(13)%
Allocated facility costs	7.9	7.4	0.5	7%

Total research and development expenses	$43.4	$52.9

The decrease in research and development expenses for CuraGen for the three month period ended September 30, 2006 as compared to the same period in 2005 was primarily due to a decrease in contractual and manufacturing costs, a third quarter 2005 milestone payment of approximately $4.8 million (related to our collaboration with TopoTarget) and a decrease in salary and benefits caused by a decrease in personnel, offset by increased non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. The decrease in research and development expenses for CuraGen for the nine month period ended September 30, 2006 as compared to the same period in 2005 was primarily due to first and third quarter 2005 perpetual license fee and milestone payments of approximately $8.5 million (primarily related to our collaborations with TopoTarget and Seattle Genetics), a decrease in contractual and manufacturing costs, a decrease in supplies and reagents, and a decrease in salary and benefits caused by a decrease in personnel, offset by a second quarter 2006 milestone payment (related to our collaboration with Seattle Genetics) and increased non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. We anticipate research and development expenses to remain constant during the fourth quarter of 2006, as compared to the prior quarters in 2006.

The increases in research and development expenses for 454 for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were primarily due to increased salary and benefits as a result of an increase in personnel, non-cash expenses for stock options recorded under SFAS 123R, and increased supply and reagent expenses. We expect 454’s research and development expenses to increase slightly in the fourth quarter of 2006 due to the completion of one of 454’s two grants and the completion of the third phase of the second grant. The personnel who were supporting these grants will be utilized in other internal research and development projects.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following tables show the cumulative direct research and development expenses as of September 30, 2006, as well as the current direct research and development expenses for the three and nine month periods ended September 30, 2006 and 2005, that were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions)

Therapeutic Area and Clinical Candidate	Class	Cumulative as of September 30, 2006 (since commencement of Phase I)	Indication	Trial Status
Cancer Supportive Care

Velafermin	Protein	$33.5	Oral Mucositis	Phase II

Oncology

PXD101	Small Molecule	$26.6	Various Cancers	Various Phase I/II

CR011-vcMMAE	Antibody-Drug Conjugate	$3.8	Metastatic Melanoma	Phase I

Kidney Inflammation

CR002	Antibody	$1.7	Kidney Inflammation	Phase I

	Three Months Ended		Nine months Ended
Therapeutic Area and Clinical Candidate	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Cancer Supportive Care

Velafermin	$3.4	$3.0	$7.9	$6.3

Oncology

PXD101	$2.6	$7.5	$7.6	$14.1

CR011-vcMMAE	$1.0	—	$3.8	—

Kidney Inflammation

CR002	$0.1	$0.2	$0.2	$0.9

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting or have conducted human studies with respect to velafermin, PXD101, CR011-vcMMAE, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials, and a longer period of time before we might achieve profitability from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, velafermin, PXD101, CR011-vcMMAE, CR002, and future product development candidates, may have a significant impact on our capital requirements.

General and administrative expenses. The following table sets forth a comparison of general and administrative expenses by segment, for the three and nine month periods ended September 30, 2006 and 2005 (in millions)

	Three months ended September 30,
	2006	2005	$ Change	% Change
General and administrative expenses:
CuraGen	$3.6	$3.3	$0.3	9%
454	3.1	1.7	1.4	82%

Total	$6.7	$5.0

	Nine months ended September 30,
	2006	2005	$ Change	% Change
General and administrative expenses:
CuraGen	$10.3	$9.4	$0.9	10%
454	6.7	4.6	2.1	46%

Total	$17.0	$14.0

CuraGen’s general and administrative expenses for the three month period ended September 30, 2006 increased slightly as compared to the same period in 2005, resulting from a decrease in overhead expenses offset by consulting and legal fees incurred in connection with the strategic review of 454 and non-cash expenses related to stock options and restricted stock recorded under SFAS 123R. The increase in CuraGen’s general and administrative expenses for the nine month period ended September 30, 2006, as compared to the same period in 2005 was primarily a result of executive recruiting costs, consulting and legal fees incurred in connection with the strategic review of 454 and other financing efforts, and non-cash expenses for stock options and restricted stock recorded under SFAS 123R. Our general and administrative expenses are expected to increase slightly for the full year 2006 as compared to 2005.

The increase in 454’s general and administrative expenses for the three and nine month periods ended September 30, 2006 was attributable to an increase in personnel as a result of the commercialization of 454’s products, non-cash expenses for stock options recorded under SFAS 123R and professional service expenses associated with financing efforts. We expect 454’s general and administrative expenses to decrease during the fourth quarter of 2006 as compared to the third quarter of 2006 due to a projected decrease in fourth quarter non-recurring expenses associated with financing efforts.

Interest income. Interest income for the three and nine month periods ended September 30, 2006 decreased slightly as compared to the same period in 2005 primarily due to lower cash and investment balances, offset by higher yields on our investment portfolio. We earned an average yield of 3.8% during the third quarter of 2006 as compared to 3.0% in the third quarter of 2005, and earned an average yield of 3.8% during the first nine months of 2006 as compared to 2.8% during the same period in 2005. During 2006, we expect the yields in our investment portfolio to continue to be slightly higher than 2005. However, due to the utilization of cash and investment balances in the normal course of operations, we anticipate interest income to decrease in 2006 by approximately $1.2 million as compared to 2005. In the event that during the remainder of 2006 we use cash to repurchase a portion of our remaining debt due in 2007, the size of the anticipated decrease in interest income for 2006 will differ accordingly.

Interest expense. Interest expense for the three and nine month periods ended September 30, 2006 decreased compared to the same period in 2005 primarily due to the repurchases by us during the second and third quarters of 2005 of $63.8 million of our 6% convertible subordinated debentures due 2007. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to decrease by approximately $2.3 million during 2006 as compared to 2005 due to the repurchases as described above. In the event that during the remainder of 2006 we use cash to repurchase a portion of our remaining existing debt due in 2007, our estimate of 2006 interest expense will differ accordingly.

Income tax benefit. CuraGen recorded an income tax benefit during the three and nine month periods ended September 30, 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect our 2006 income tax benefit for CuraGen to be consistent with 2005 (before any fourth quarter adjustments to reflect statute expirations), as 2006 qualified expenses are expected to remain relatively constant as compared to 2005.

Minority interest in subsidiary loss. Minority interest in subsidiary loss for the three and nine month periods ended September 30, 2006 (which is the portion of 454’s loss attributable to shareholders of 454 other than us) decreased as compared to the same periods in 2005, due to an increase in 454 revenue recognized during these periods from the sales of instruments and reagents, as well as sales of sequencing services. During the third quarter 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore, going forward, all future losses applicable to the minority interest will be charged to us, until such time as 454 has future income and/or financing from the minority interest. For the third quarter 2006, 28% of 454’s net loss was allocated to the minority interest in subsidiary as compared to 34% in prior periods.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; revenues received under our collaborative research agreements; receipt of milestone payments and government grants; and sales and royalties from sales of instruments and reagents. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

454 received two federal grants during 2004 for specific purposes that are subject to review and audit by the grantor agencies. Such audits could lead to requests for reimbursement by the grantor agency for any expenditures disallowed under the terms of the grant. Additionally, any noncompliance with the terms of the grant could lead to loss of current or future awards.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the nine month periods ended September 30, 2006 and 2005, using the direct cash flow method (in millions):

	Nine months ended September 30,
	2006	2005
Cash received from collaborators, customers and grantors	$24.8	$23.1
Cash paid to suppliers and employees	(66.7)	(63.1)
Restructuring and related charges paid	(1.3)	0.5
Interest income received	5.7	6.2
Interest expense paid	(8.5)	(12.2)
Income tax benefit received	0.9	0.5

Net cash and investments used in operating activities	(45.1)	(45.0)

Cash paid to acquire property and equipment	(1.1)	(8.7)
Proceeds from sale of fixed assets	0.1	0.4
Cash paid to acquire non-perpetual licenses	(0.8)	(0.8)

Net cash and investments used in investing activities	(1.8)	(9.1)

Cash received from employee stock option exercises	0.7	0.6
Cash received from the issuance of common stock, net of stock issuance costs	—	20.8
Cash paid for extinguishment of debt	—	(61.5)

Net cash and investments provided by (used in) financing activities	0.7	(40.1)

Unrealized gain (loss) on short-term investments and marketable securities	0.9	(1.3)

Net decrease in cash and investments	(45.3)	(95.5)
Cash and investments, beginning of period	226.5	328.1

Cash and investments, end of period	$181.2	$232.6

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

We believe that our existing cash and investment balances and other sources of liquidity, including potentially leveraging our investment in 454 or obtaining alternative sources of financing, will be sufficient to meet our requirements for the next eighteen months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, as well as 454, we believe that we are building substantial value for our shareholders. The adequacy of available funds to meet our future operating and capital requirements, including the repayment of the remaining balance of our $66.2 million of 6% convertible subordinated debentures due February 2, 2007, and our $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth and progress of our research, product development and clinical programs; the amounts and timing of sales of 454’s products and services; the costs and timing of obtaining regulatory approvals for any of our products; examination of strategic options to leverage our investment in 454; potential future acquisitions of complementary businesses or technologies; in-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including the sale of certain assets, contributions by others to joint ventures, other collaborative or licensing arrangements for the development and testing of products under development, and strategic options with respect to our investment in 454. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

Our major outstanding contractual obligations relate to long-term debt obligations, interest on convertible subordinated debt, operating leases and purchase commitments. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.

Recently Enacted Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which is a revision of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued, is effective until the provisions of SFAS 123R are fully adopted. In addition, in March 2005, the FASB issued Staff Accounting Bulletin No. 107, which provided guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS 123R is effective for public entities that do not file as a small business issuer, as of the beginning of the first annual reporting period that begins after September 15, 2005, and therefore, we adopted SFAS 123R on January 1, 2006. Effective with the adoption of SFAS 123R the proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost and the transition method to be used at date of adoption. For public companies, the available transition methods include modified prospective and retroactive adoption options. See Note 3 to our condensed consolidated financial statements for further details of the adoption of SFAS 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. For our Company, this interpretation will be effective beginning January 1, 2007. We are currently evaluating the impact this interpretation will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding current liabilities as of September 30, 2006 include $66.2 million of our 6% convertible subordinated debentures due February 2, 2007. Our outstanding long-term liabilities as of September 30, 2006 include $110.0 million of our 4% convertible subordinated notes due February 15, 2011 and the long-term portion of 454’s deferred revenue in the amount of $11.4 million. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of September 30, 2006, the market value of our $66.2 million 6% convertible subordinated debentures due 2007, based on quoted market prices, was $66.0 million, and the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was $84.3 million. Although future borrowings may bear interest at a floating rate, and our result of operations would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7a of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If 454 infringes or is alleged to infringe the intellectual property rights of third parties, it will adversely affect our business.

We are aware of certain issued U.S. patents (the “Illumina Patents”), owned by Illumina, Inc. (“Illumina”), that could be asserted by Illumina to be infringed by aspects of 454’s original or current 454 Sequencing System technology. It is possible that Illumina may file suit against 454 seeking damages and/or requesting a court to permanently enjoin the use of any aspect of the 454 Sequencing System technology that may be found to infringe. If Illumina were to initiate patent litigation against 454, 454 would raise defenses including patent noninfringement and/or invalidity. We do not believe that the 454 Sequencing System technology infringes any valid claim in the Illumina Patents. However, the issues relevant to potential patent litigation are complex and not free from doubt, and a court may disagree with our analysis and grant damages and/or injunctive relief.

If the Illumina patents are asserted against 454, this could result in protracted and costly litigation with Illumina, which could (A) result in 454’s inability to manufacture and sell products and services using aspects of the 454 Sequencing System technology that may be found to infringe, (B) require 454 to secure a license from Illumina on as yet undetermined financial and other terms or (C) require 454 to further redesign its technology. We cannot predict with certainty the outcome of such litigation or whether 454 will be able to continue to manufacture, sell and use those aspects of the GS20 and 454 Sequencing System technology as currently configured that may be found to infringe. Such litigation could adversely affect 454’s relationship with Roche and its customers. It is possible that the above could have a material adverse effect on the market price of our common stock.

454 has recently introduced changes to its 454 Sequencing System technology. The recent 454 Sequencing System modification or future modifications may not be acceptable to 454’s customers, which could adversely and permanently affect its reputation with its current and potential customers and adversely affect our business.

454 continually makes changes to its products to improve performance and, in some cases, to lessen risk of third party patent infringement. 454 has recently modified one aspect of the 454 Sequencing System technology as it relates to the GS20 in an effort to further avoid the scope of the Illumina Patents. 454 has successfully tested the modified 454 Sequencing System in its laboratories; however, this modified technology has not yet been introduced in products placed with its existing customers or incorporated into the GS20 to be sold to potential customers.

454’s current and future commercial success depends upon acceptance by its existing and potential customers of the 454 Sequencing System technology as recently modified and as may be modified in the future. Introducing modified products to 454’s current customers is time consuming and expensive, and could result in dissatisfied customers, harm to its reputation and a reduced ability to attract new customers. While 454 has successfully tested recent updates to its technology in its laboratories, successful customer implementation in the field and market acceptance of the modified 454 Sequencing System will not be known until after 454’s updated products have been commercially launched and assimilated into the marketplace. If the changes made to the 454 Sequencing technology do not prove effective in the market, or if such changes prompt claims of patent infringement, current and potential customers may not accept 454’s products, and 454 may be required to undertake further changes to its product design. If for these or other reasons 454’s current or potential customers do not accept recent or future modifications to its 454 Sequencing technology, the demand for 454 products could be diminished, its reputation and our business could be adversely affected.

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

Dated: November 8, 2006	CuraGen Corporation

	By:	/s/ Frank M. Armstrong, M.D.
Frank M. Armstrong, M.D.
Chief Executive Officer and President
(principal executive officer of the registrant)

	By:	/s/ David M. Wurzer
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