Form 10-Q
period 2007-03-31
CURAGEN CORP
filed 2007-05-09
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 56,935,982.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,841	$58,486
Short-term investments	5,818	23,473
Marketable securities	69,014	82,434

Cash and investments	84,673	164,393
Income taxes receivable	294	543
Accounts receivable	—	926
Prepaid expenses	2,730	2,595
Assets held for sale	32,165	34,881

Total current assets	119,862	203,338

Property and equipment, net	10,938	12,214
Intangible and other assets, net	11,557	11,742

Total assets	$142,357	$227,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,233	$321
Accrued expenses	4,430	3,289
Accrued payroll and related items	869	1,810
Interest payable	550	3,306
Current portion of deferred revenue	89	89
Other current liabilities	1,486	1,575
Current portion of convertible subordinated debt	—	66,228
Liabilities held for sale	28,896	30,735

Total current liabilities	37,553	107,353

Long-term liabilities:
Convertible subordinated debt, net of current portion	110,000	110,000
Deferred revenue, net of current portion	1,152	1,174

Total long-term liabilities	111,152	111,174

Commitments and contingencies
Stockholders' equity:
Common Stock; $.01 par value, issued and outstanding 56,926,327 shares at
March 31, 2007, and 56,390,682 shares at December 31, 2006	569	564
Additional paid-in capital	520,397	518,827
Accumulated other comprehensive income	2,705	2,348
Accumulated deficit	(530,019)	(512,972)

Total stockholders' (deficit) equity	(6,348)	8,767

Total liabilities and stockholders' equity	$142,357	$227,294

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Collaboration revenue	$22	$1,418

Total revenue	22	1,418

Operating expenses:
Research and development expenses	11,502	11,113
General and administrative expenses	4,014	3,660

Total operating expenses	15,516	14,773

Loss from operations	(15,494)	(13,355)
Interest income	1,153	1,840
Interest expense	(1,628)	(2,348)

Loss from continuing operations before income tax benefit	(15,969)	(13,863)
Income tax benefit	60	54

Loss from continuing operations	(15,909)	(13,809)
Loss from discontinued operations	(1,138)	(55)

Net loss	($17,047)	($13,864)

Basic and diluted loss per share from continuing operations	$(0.29)	$(0.25)
Basic and diluted loss per share from discontinued operations	(0.02)	(0.00)

Basic and diluted net loss per share	$(0.31)	$(0.25)

Weighted average number of shares used in computing basic and diluted net loss per share	55,413	54,619

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	($15,909)	($13,809)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,595	1,930
Stock-based compensation	957	1,155
Stock-based 401(k) plan employer match	155	107
Non-cash interest income	117	216
Changes in assets and liabilities:
Income taxes receivable	249	346
Accrued interest receivable - cash and investments	463	(94)
Accounts receivable	926	10
Prepaid expenses	(4)	918
Intangible and other assets, net	20	(31)
Accounts payable	912	373
Accrued expenses	1,141	1,742
Accrued payroll and related items	(940)	(146)
Interest payable	(2,756)	(2,093)
Current portion of deferred revenue	—	(2,068)
Other current liabilities	(91)	(18)
Deferred revenue, net of current portion	(22)	—

Net cash used in operating activities	(13,187)	(11,462)

Cash flows from investing activities:
Acquisitions of property and equipment	(155)	(95)
Proceeds from sale of fixed assets	—	92
Purchases of short-term investments	—	(8,955)
Proceeds from sales of short-term investments	1,401	2,600
Proceeds from maturities of short-term investments	15,900	—
Purchases of marketable securities	—	(4,290)
Proceeds from sales of marketable securities	12,002	4,199
Proceeds from maturities of marketable securities	1,550	15,800

Net cash provided by investing activities	30,698	9,351

Cash flows from financing activities:
Proceeds from exercise of stock options	72	10
Repayment of convertible debt	(66,228)	—

Net cash (used in) provided by financing activities	(66,156)	10

Cash flows from discontinued operations:
Net operating cash flows provided by (used in) discontinued operations	1,443	(3,336)
Net investing cash flows provided by discontinued operations	313	1,474
Net financing cash flows (used in) provided by discontinued operations	(11)	311

Net cash provided by (used in) discontinued operations	1,745	(1,551)

Net (decrease) increase in cash and cash equivalents of subsidiary held for sale	(1,745)	1,551

Net decrease in cash and cash equivalents	(48,645)	(2,101)
Cash and cash equivalents, beginning of period	58,486	17,697

Cash and cash equivalents, end of period	$9,841	$15,596

Supplemental cash flow information:
Interest paid	$4,222	$4,225

Income tax benefit payments received	$407	$1,114

Acquisition/construction of property, plant and equipment, unpaid at end of period	$9	$1

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated. CuraGen has reclassified its prior financial statements to present the operating results of 454 as held for sale on the condensed consolidated Balance Sheets and as a discontinued operation on the condensed consolidated Statements of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Notes 4 and 5).

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Comprehensive Loss

The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive loss is as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	($17,047)	($13,864)

Other comprehensive loss:
Unrealized gains on securities:
Unrealized holding gains arising during period	337	135
Reclassification adjustment for losses included in net loss	19	5

Net unrealized gains on securities	356	140

Total comprehensive loss	($16,691)	($13,724)

The Company periodically reviews its investment portfolios and its investment in TopoTarget A/S (“TopoTarget”), a publicly-traded company on the Copenhagen Stock Exchange, to determine if there is an impairment that is other than temporary and, as of the balance sheet date, March 31, 2007, has not experienced any impairments in its investments that were other than temporary.

The Company’s investment in TopoTarget is classified as an available-for-sale, long-term marketable security and is included in Intangible and other assets, net, on the March 31, 2007 balance sheet at a fair value of $9,161 which includes an unrealized gain of $3,874.

3.	Segment Reporting

As of December 31, 2006, the Company had two reportable segments, CuraGen and 454. As of March 31, 2007, 454 is classified as a discontinued operation as a result of the Merger Agreement. Accordingly, as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, respectively, the Company operated as one segment excluding discontinued operations (see Notes 4 and 5).

4.	454 Life Sciences/Roche Holdings, Inc. Merger

On March 28, 2007, 454 entered into the Merger Agreement with Roche Holdings, Inc. and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc. Roche Holdings, Inc. and 13 Acquisitions, Inc. are affiliates of Roche, a global research-based healthcare company. Under the Merger Agreement, 13 Acquisitions, Inc. will be merged with and into 454 (the “Merger”), with 454 continuing after the Merger as the surviving corporation and an indirect wholly-owned subsidiary of Roche Holdings, Inc. Under the terms of the Merger Agreement, 454’s shareholders will receive up to $154,900 in cash, of which Roche Holdings, Inc. will pay $140,000 in cash and up to approximately $14,900 will be received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the Merger. Of the $140,000 to be received from Roche Holdings, Inc., $25,000 will be placed in escrow for a period of 15 months to provide for certain post-closing adjustments based on 454’s net working capital and net debt on the date of closing and to secure the indemnification rights of Roche Holdings, Inc. On a fully-diluted basis, presuming exercise of all outstanding 454 stock options prior to the closing, CuraGen expects to receive approximately $85,000 before fees, expenses and transaction costs relating to the Merger, which will be paid prior to payment of merger consideration to 454 stockholders. Of the amount receivable by CuraGen pursuant to the Merger Agreement, approximately $14,000 will be held in escrow.

454 has made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of 454’s stockholders, 454’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger, and 454’s agreement not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions.

The Merger Agreement has been approved by 454’s board of directors, a special committee of CuraGen’s board of directors, and the holders of approximately 83% of the outstanding shares of capital stock of 454. The obligation of the parties to consummate the Merger is conditioned on, among other things, the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, compliance with the applicable requirements of the antitrust laws of Germany and Italy, written termination of the review or clearance of the Merger pursuant to Sec. 721 of Title VII of the Defense Production Act of 1950, as amended, and entry by CuraGen, 454 and the Buyer into certain ancillary agreements. Assuming the satisfaction or waiver of all closing conditions, the Merger is expected to close in the second quarter of 2007.

5.	Discontinued Operations

The Merger Agreement (see Note 4) has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and accordingly, at March 31, 2007 and 2006 454’s assets and liabilities have been classified as held for sale. In addition, 454’s operating results are reported as a discontinued operation for the three months ended March 31, 2007 and 2006.

The following table summarizes the financial information for the discontinued operations of 454 for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenue:
Product revenue	$8,377	$4,495
Sequencing service revenue	2,568	2,447
Collaboration revenue	375	375
Grant revenue		484
Milestone revenue	1,534	950

Total revenue	$12,854	$8,751

Operating Expenses:
Cost of product revenue	$5,468	$2,627
Cost of sequencing service revenue	1,146	990
Grant research expenses	—	399
Research and development expenses	4,403	3,293
General and administrative expenses	3,069	1,725

Total operating expenses	$14,086	$9,034

Loss from discontinued operations before minority interest, net of tax of $8 and $0	$1,200	$147
Minority interest in loss of discontinued consolidated subsidiary	(62)	(92)

Loss from discontinued operations	$1,138	$55

During the third quarter 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore, going forward, all future losses applicable to the minority interest will be charged to CuraGen, until such time as 454 has future income and/or financing from the minority interest.

The following tables set forth the components of 454’s assets and liabilities classified as held for sale on the condensed consolidated Balance Sheets at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$5,910	$4,164
Short-term investments	1,144	1,507
Marketable securities	28	90
Accounts and royalty receivable	5,947	10,850
Inventory	11,285	9,855
Property and equipment, net	3,894	3,945
Licensing fees, net	3,100	3,281
Other assets	857	1,189

Assets held for sale	$32,165	$34,881

	March 31, 2007	December 31, 2006
Accounts payable	$1,839	$841
Accrued expenses	2,016	1,458
Deferred revenue	24,121	27,539
Other liabilities	920	897

Liabilities held for sale	$28,896	$30,735

6.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires recognition of the fair value of stock-based compensation in net earnings.

During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $401 and $467, respectively, in the condensed consolidated statements of operations with respect to employee stock options. During the three months ended March 31, 2007 and 2006, the Company also recognized compensation expense of $604 and $736, respectively, in the condensed consolidated statements of operations with respect to restricted stock grants. Due to the Company’s net loss position, no tax benefit was recorded during the periods.

For the three months ended March 31, 2007, the adoption of SFAS 123R had the effect of increasing net loss by $401, or a $0.01 increase in basic and diluted net loss per share, on amounts that would have been reported using the intrinsic value method under APB 25. For the three months ended March 31, 2006, the adoption of SFAS 123R had the effect of increasing net loss by $467, or a $0.01 increase in basic and diluted net loss per share, on amounts that would have been reported with respect to employee stock options using the intrinsic value method under APB 25.

The fair value of options granted during the three months ended March 31, 2007 and 2006 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected stock price volatility	71%	79%
Risk-free interest rate	4.74%	4.23%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three months ended March 31, 2007 and 2006 were $2.88 and $2.91, respectively.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of March 31, 2007, and changes during the three months ended March 31, 2007, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	6,237,624	$9.37
Granted	104,080	4.25
Exercised	(7,000)	3.84
Canceled or lapsed	(93,916)	8.21

Outstanding March 31, 2007	6,240,788	9.31	6.20	$40

Exercisable March 31, 2007	4,149,396	11.58	5.13	$16

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended March 31, 2007 and 2006 was $1 and $4, respectively.

There was no significant activity under the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) during either the three months ended March 31, 2007 or 2006.

As of March 31, 2007 there was $2,816 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan and the 1997 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.20 years.

A summary of all restricted stock activity under the 1997 Stock Plan as of March 31, 2007, and changes during the three months ended March 31, 2007, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2007	1,006,625	$4.08
Granted	487,020	4.39
Restrictions lapsed	(100,000)	4.73
Repurchased upon employee termination	(7,320)	4.69

Outstanding March 31, 2007	1,386,325	4.14

The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was $384 and $32, respectively.

As of March 31, 2007, there was $3,501 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.44 years.

As a result of the Merger Agreement discussed in Note 4 above, 454’s operating results are being reported as discontinued operations on the March 31, 2007 and 2006 condensed consolidated financial statements. During the three months ended March 31, 2007 and 2006, 454 recognized compensation expense of $320 and $140, respectively, with respect to employee stock option awards. During the three months ended March 31, 2007, 454 recorded a charge of $182, which is included in the three months ended March 31, 2007 expense, related to a reduction in estimate of forfeitures for prior years’ grants in anticipation of the upcoming merger.

7.	Loss Per Share

Basic loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted LPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised and unvested restricted stock are anti-dilutive and therefore not considered for the diluted LPS calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock were 20,543,821 and 20,236,558 as of March 31, 2007 and 2006, respectively.

8.	Repayment of 6% Convertible Subordinated Debentures

On February 2, 2007, the Company repaid the remaining $66,228 balance outstanding on the 6% convertible subordinated debentures plus accrued interest of $1,986.

9.	Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. For the Company, this interpretation was effective beginning January 1, 2007.

As a result of the implementation of FIN 48, the Company recorded no adjustments in its unrecognized income tax benefits. As of January 1, 2007 and March 31, 2007, the Company had unrecognized income tax benefits totaling $0.8 million and $0.9 million, respectively. If recognized, all of the unrecognized tax benefits would be recorded as a benefit to income tax expense on the condensed consolidated statements of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. To date the Company has not accrued any interest or penalties as they would be immaterial.

As a result of net operating loss carryforwards, the Company’s federal statute of limitations remain open for all years since 1992 with no years currently under examination by the Internal Revenue Service, and the Connecticut statute of limitations remain open for all years since 2000 with no years currently under examination by the Department of Revenue Services.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Part II, Item 1A., Risk Factors.”

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics for the treatment of cancer and cancer supportive care. We have taken a systematic approach to identifying and validating the most promising therapeutic targets from our past research into the human genome and our efforts are now focused on developing and advancing three potential therapeutics: velafermin, belinostat (PXD101) and CR011-vcMMAE, through clinical development, and towards commercialization.

CuraGen Clinical Oncology Pipeline

We are currently focusing our resources on the development of the following clinical oncology therapeutics in the areas of cancer supportive care and the treatment of cancer:

•

Velafermin—is a protein therapeutic that we are investigating for the prevention of oral mucositis, or OM, a debilitating side effect experienced by many cancer patients receiving treatment with chemotherapy, radiotherapy, or a combination thereof. To confirm the activity of a single intravenous infusion of 30 mcg/kg of velafermin, we are conducting a second Phase II trial, which began enrolling patients in May 2006. This study will evaluate the efficacy of 30 mcg/kg velafermin compared to placebo for the prevention of OM, and also evaluate the activity of a single dose of 10 mcg/kg velafermin or 60 mcg/kg velafermin compared to placebo.

•

Belinostat (PXD101)—is a small molecule therapeutic that inhibits the activity of the enzyme histone deacetylase, or HDAC, and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. We are conducting clinical trials evaluating intravenous and oral belinostat (PXD101) for:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Milestone
Multiple myeloma (“MM”)	II	Monotherapy or in combination with dexamethasone	January 2005	Enrollment completed October 2006; Results presented in December 2006

Solid tumors and colorectal cancer	Ib	Combination with 5-fluorouracil (“5-FU”)	September 2005	Preliminary interim results expected June 2007

Solid tumors and ovarian cancer	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Preliminary interim results expected June 2007

T-cell lymphoma	II	Monotherapy	January 2006	Preliminary interim results expected June 2007

Advanced solid tumors	I	Oral belinostat (PXD101) monotherapy	August 2006	Preliminary interim results expected Q4 2007

Multiple myeloma	II	Combination with Velcade®	March 2007	Preliminary interim results expected Q4 2007

Under a Clinical Trials Agreement we signed with the National Cancer Institute, or NCI, in August 2005, the NCI is also conducting clinical trials evaluating intravenous belinostat (PXD101), both alone and in combination, for other cancer indications including:

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

•

CR011-vcMMAE—is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont and utilizes antibody-drug conjugate, or ADC, technology licensed from Seattle Genetics to attach MMAE to yield CR011-vcMMAE. In June 2006, we announced that the investigational new drug application for CR011-vcMMAE was cleared by the FDA and dosing of patients in a Phase I/II clinical trial had begun. The open-label, multi-center, dose escalation study will evaluate the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. The first part of the trial will evaluate cohorts of patients receiving increasing doses of CR011-vcMMAE to determine the maximum tolerated dose, or MTD. After determination of the MTD, up to approximately 30 additional patients will be enrolled and treated at the MTD to further define safety and efficacy in this Phase I trial.

454 Life Sciences Corporation

454 Life Sciences Corporation, or 454, is our 65% majority-owned subsidiary that has commercialized advanced technologies for high-throughput sequencing of DNA. 454’s current products perform rapid and comprehensive “whole genome sequencing,” or the determination of the nucleotide sequence of entire genomes, “ultra-deep sequencing,” or the accurate detection of mutations in target genes of interest, and “ultra-broad sequencing,” or the surveying and characterization of large numbers of DNA molecules from a complex mixture.

In March 2007, we announced that 454 and Roche Holdings, Inc., or Roche Holdings, had signed a definitive merger agreement under which Roche will acquire 454. Under the terms of the agreement, 454’s shareholders will receive up to $154.9 million in cash, of which Roche Holdings will pay $140 million in cash and up to approximately $14.9 million will be received from the exercise of 454 stock options following the signing of the agreement and prior to the closing of the merger. Of the $140 million from Roche Holdings, $25 million will be placed in escrow for a period of 15 months to provide for certain post-closing adjustments based on 454’s net working capital and net debt on the date of closing and to secure Roche Holdings’ indemnification rights. On a fully diluted basis, presuming exercise of all outstanding 454 stock options prior to the closing, CuraGen expects to receive approximately $85 million before fees and expenses and transaction costs relating to the merger, which will be paid prior to payment of merger consideration to 454 stockholders. Of the amount receivable by CuraGen pursuant to the agreement, approximately $14 million will be held in escrow. This transaction, which is subject to certain closing conditions, including regulatory approvals, is currently expected to close in the second quarter of 2007. A more detailed discussion of the merger and the agreement can be found in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Summary

We seek to generate value for our shareholders by developing novel therapeutics for the treatment of cancer and cancer supportive care. We seek to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of therapeutic products developed through the application of our technologies and expertise are not expected for several years, if at all.

We expect to continue incurring substantial research and development expenses relating to clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates; and external programs that we identify as being promising and synergistic with our products and expertise. Conducting clinical trials is a lengthy, time-consuming and expensive process. As a result, we expect to incur continued losses over the next several years.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended March 31, 2007 and 2006 (in millions):

	Three months ended March 31,
	2007	2006	$ Change	% Change
Collaboration revenue	$—	$1.4	$(1.4)	(100)%
Research and development expenses	11.5	11.1	0.4	4%
General and administrative expenses	4.0	3.7	0.3	8%
Interest income	1.1	1.8	(0.7)	(39)%
Interest expense	1.6	2.3	(0.7)	(30)%
Income tax benefit	0.1	0.1	—	—
Loss from discontinued operations	1.1	0.1	1.0	1000%

Net loss	$17.0	$13.9

Collaboration revenue. The decrease in our collaboration revenue for three months ended March 31, 2007, as compared to the three months ended March 31, 2006 was due to the completion of work under the Bayer AG Pharmacogemomics Agreement during the second quarter of 2006. We do not expect to recognize additional collaboration revenue during 2007, with the exception of immaterial amounts of collaboration revenue related to the amortization of the $1.3 million received during 2006 from the LEO Pharma/TopoTarget licensing agreement.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; perpetual license fees; supplies and reagents; depreciation and amortization; and allocated facility costs. Historically, our research and development efforts have been concentrated on three major project areas: clinical trials; preclinical drug candidates; and collaborations. However, upon completion of our work on the Bayer AG Pharmacogemomics Agreement during the second quarter of 2006, and subsequent to our decision in the first quarter of 2007 to focus our resources during 2007 exclusively on generating clinical trial results from our three lead oncology drug development programs, our research and development efforts are now being concentrated on clinical trials. We budget and monitor our research and development costs by expense category, rather than by specific project, because these costs often benefit multiple projects and/or our technology platform.

Below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2007 and 2006 (in millions):

	Three months ended March 31,
	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$6.0	$4.8	$1.2	25%
Salary and benefits	2.9	2.9	—	—
Supplies and reagents	0.2	0.6	(0.4)	(67)%
Perpetual license fees and milestone payments	0.1	—	0.1	100%
Depreciation and amortization	0.6	0.8	(0.2)	(25)%
Allocated facility costs	1.7	2.0	(0.3)	(15)%

Total research and development expenses	$11.5	$11.1

The increase in our research and development expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily due to an increase in contractual and manufacturing costs offset by a decrease in supplies and reagents. We anticipate our research and development expenses for the remainder of 2007 will remain relatively constant on a quarterly basis as compared to the first quarter of 2007.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of March 31, 2007, as well as the current direct research and development expenses for the three months ended March 31, 2007 and 2006 which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions):

		Clinical Development Costs
Therapeutic Area and Clinical Candidate	Class	Cumulative as of March 31, 2007 (since commencement of Phase I trial)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Indication	Trial Status
Cancer Supportive Care
Velafermin	Protein	$40.7	$3.6	$2.3	Oral Mucositis	Phase II
Oncology
Belinostat (PXD101)	Small Molecule	$33.0	$2.6	$2.3	Various Cancers	Phase II
CR011-vcMMAE	Antibody-Drug Conjugate	$5.0	$0.6	—	Metastatic Melanoma	Phase I/II
Kidney Inflammation
CR002	Antibody	$1.8	—	—	Kidney Inflammation	Phase I

We expect that the direct research and development expenses incurred in connection with our development of velafermin to be consistent in 2007 as compared to 2006 due to the ongoing enrollment of patients in the Phase II trial. We expect that the direct research and development expenses incurred in connection with our development of belinostat (PXD101) will increase in 2007 as compared to 2006. The expected increase during 2007 is related to higher enrollment of patients into our ongoing Phase I/II trials, and the initiation of activities to support a potential Phase III program that we expect to initiate in 2008 pending positive data from the ongoing Phase I/II trials. We expect the CR011 expenses to decrease in 2007 as compared to 2006 due to the completion of manufacturing activities during 2006. We expect no material costs related to CR002 in 2007; we are seeking to license CR002 to a partner with the necessary resources and expertise required for developing this potential therapeutic.

Currently, our potential pharmaceutical products require significant research and development efforts, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting, or have conducted, human studies with respect to velafermin, belinostat (PXD101), CR011-vcMMAE, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

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

In addition, many factors may delay the commencement and speed of completion of clinical trials, including, but not limited to, the number of patients participating in the trial, the duration of patient follow-up required, the number of clinical sites at which the trials are conducted, other products that are either approved or are in clinical trials that compete for the same population of patients, and the length of time required to locate and enroll suitable patient subjects. The successful completion of our development programs and the successful development of our product candidates are highly uncertain and are subject to numerous challenges and risks. Therefore, we cannot presently estimate anticipated completion dates for any of our projects.

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our clinical trials, and a longer period of time before we might achieve profitability from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, velafermin, belinostat (PXD101), CR011-vcMMAE and CR002, may have a significant impact on our capital requirements.

General and administrative expenses. The slight increase in our general and administrative expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily a result of consulting and legal fees incurred in connection with the proposed sale of our shares of 454. Our general and administrative expenses are expected to decrease slightly on a quarterly basis for the remainder of 2007 as compared to the first quarter of 2007.

Interest income. Interest income for the three months ended March 31, 2007 decreased as compared to the three months ended March 31, 2006, primarily due to lower cash and investment balances, partially offset by higher yields on our investment portfolio. We earned an average yield of 4.1% during the first quarter of 2007 as compared to 3.7% in the first quarter of 2006. We anticipate interest income to approximate $5 million for the full year 2007 due to anticipated lower cash balances resulting from the utilization of cash and investment balances in the normal course of operations, as well as the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007, offset by the assumed receipt of proceeds from the sale of 454 discussed above. We also expect the yields in our investment portfolio to decrease during the remainder of 2007 as compared to the first quarter of 2007.

Interest expense. Interest expense for the three months ended March 31, 2007 decreased compared to the same period in 2006 due to the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to approximate $5 million for the full year 2007.

Income tax benefit. We recorded an income tax benefit of $0.1 million during the three months ended March 31, 2007 and 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2007 income tax benefit to be consistent with 2006 (before adjustment to reflect statute of limitations expirations).

Loss from discontinued operations. Due to the anticipated disposition of 454 in the second quarter of 2007, the results of 454’s operations have been reclassified as discontinued operation for all periods presented. The increase in the loss from discontinued operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due to an increase in 454’s research and development expenses associated with additional personnel and lab supplies and an increase in general and administrative expenses primarily due to consulting and legal fees incurred in connection with the sale of 454 to Roche. These increases in expenses were partially offset by an increase in the profit margin 454 earned on product, grant and milestone revenue. During the third quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore all future losses applicable to the minority interest are being charged to us, except when 454 receives additional financing from the minority interest and/or has future income. While we anticipate recognizing the majority of 454’s net loss during the second quarter of 2007 as additional loss from discontinued operations prior to the completion of the sale, we do not anticipate the amount to be material.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; and revenues received under our collaborative research agreements. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

On February 2, 2007, we repaid at maturity the remaining $66.2 million balance of the 6% convertible subordinated debentures, plus accrued interest of $2.0 million.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the three month periods ended March 31, 2007 and 2006, using the direct cash flow method (in millions):

	Three months ended March 31,
	2007	2006
Cash received from collaborators	$1.0	$2.2
Cash paid to suppliers and employees	(12.0)	(11.7)
Restructuring and related charges paid	(0.2)	(0.7)
Interest income received	1.2	1.8
Interest expense paid	(4.2)	(4.2)
Income tax benefit received	0.4	1.1

Net cash and investments used in operating activities	(13.8)	(11.5)

Cash paid to acquire property and equipment	(0.2)	(0.1)
Proceeds from sale of fixed assets	—	0.1

Net cash and investments used in investing activities	(0.2)	—

Cash received from employee stock option exercises	0.1	—
Cash paid for extinguishment of debt	(66.2)	—

Net cash and investments used in financing activities	(66.1)	—

Unrealized gain (loss) on short-term investments and marketable securities	0.4	(0.4)

Net decrease in cash and investments	(79.7)	(11.9)
Cash and investments, beginning of period	164.4	211.2

Cash and investments, end of period	$84.7	$199.3

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

Future Liquidity. We expect to continue to fund our operations through a combination of the following sources: cash and investment balances; collaboration revenue; interest income; potential public securities offerings; and/or private strategic-driven transactions. During the second quarter of 2007, subject to customary closing conditions, including certain regulatory approvals, we expect the acquisition by Roche Holdings of 454 to close, resulting in anticipated gross proceeds of approximately $85 million to us. Of the amount receivable by us pursuant to the merger agreement, approximately $14 million will be held in escrow for a period of 15 months after closing of the merger, and accordingly we expect to receive approximately $71 million in merger proceeds in 2007, before fees and expenses. We plan to use the anticipated proceeds to continue generating important clinical trial results from our three late stage oncology programs, velafermin, belinostat (PXD101) and CR011-vcMMAE, which will potentially enable us to bring one or more of those products into Phase III in 2008. On February 2, 2007, we repaid the remaining $66.2 million balance of the 6% convertible subordinated debentures plus accrued interest of $2.0 million. During 2007, we plan to continue making substantial investments to advance our clinical drug pipeline. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; supplies and reagents; potential milestone payments; and payments of interest to the holders of our convertible subordinated debt due in 2011.

We may use sources of liquidity for working capital, and for general corporate purposes and potentially for future acquisitions of complementary businesses or products or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity, excluding the anticipated proceeds from 454, will be sufficient to meet our requirements through the middle of 2008. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of March 31, 2007. As compared to the Contractual Obligations disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006, this table no longer includes 454, which is being presented as a discontinued operation as a result of the Merger Agreement.

Some of the figures we include in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2007	2008	2009	2010	2011
Long-term debt obligations	$110.0	$—	$—	$—	$—	$110.0
Interest on convertible subordinated debt	17.6	2.2	4.4	4.4	4.4	2.2
Operating leases	2.6	1.6	0.9	0.1	—	—
Purchase commitments	13.3	8.6	4.4	0.3	—	—

Total	$143.5	$12.4	$9.7	$4.8	$4.4	$112.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of March 31, 2007 include $110.0 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of March 31, 2007, the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $88.6 million. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.	Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our preclinical, clinical and development programs. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If any of the following risks actually occur, our business, financial condition, results of operations or liquidity would likely suffer.

The following discussion includes four new risk factors, located at the beginning of Item 1A, that address risks to our business resulting from the entry by 454 into an Agreement and Plan of Merger with Roche Holdings and a wholly owned subsidiary of Roche Holdings. A detailed discussion of the merger and merger agreement can be found in Note 4 to our condensed consolidated financial statements included in this Form 10-Q that have been revised to reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Business

Substantially all of our gross consolidated revenue for the year ended December 31, 2006 and earlier was derived from sales by 454. If the merger is completed, we will have no meaningful source of recurring revenue in the near future.

In fiscal year 2006, approximately 94% of our gross consolidated revenues were derived from product, sequencing service, collaboration, grant and milestone revenue from 454. Assuming the merger is completed, our revenue sources are likely to consist primarily of limited amounts of collaboration revenue related to the LEO Pharma/TopoTarget licensing agreement. Accordingly, if the merger is completed, we will have no meaningful source of recurring revenue for the short term.

If the proceeds we receive from the merger are less than anticipated due to higher than expected transaction costs or post-closing adjustments to, or indemnification claims against, the escrow account, our liquidity may be impaired, and we may be forced to seek alternative sources of financing sooner than anticipated.

We expect to use the proceeds we receive from the sale of our stake in 454 to make further investments in our clinical drug pipeline; however, these proceeds are subject to adjustment as set forth in the merger agreement. If transaction costs relating to the merger are higher than we currently expect, the proceeds available at the closing of the merger for payment to us and other 454 stockholders will be reduced. If post-closing adjustments based upon 454’s working capital and net debt at the time of the closing result in a reduction to the total merger consideration payable by Roche Holdings, or if Roche Holdings makes successful claims against the escrow as a result of a breach of representations, warranties or covenants made by 454 in the merger agreement, the amount of the escrow fund that is available for distribution to us and other 454 stockholders at the end of the 15-month escrow period will be reduced.

If our proceeds from the sale of 454 are less than expected, we may need to explore alternative sources of funding sooner than planned, and we cannot be certain that such funding will be available to us in the timeframe we require on favorable terms, or at all.

If the merger agreement is terminated or if the merger is otherwise not completed, we may not be able to sell our stake in 454 on comparable terms, or at all, and we will need to explore alternative options for CuraGen’s stake in 454 and we may need to explore other financing sources to fund the operations of CuraGen.

If the merger agreement is terminated or if the merger is otherwise not completed, our ability to sell our interest in 454 in order to fund our clinical and preclinical pipeline may be impaired. The abandonment of the proposed merger may discourage other potential buyers or investors from entering into a business combination with 454 on equivalent or substantially similar terms, or at all. In addition, the abandonment of the proposed merger could result in the incurrence of substantial transaction expenses, a decrease in 454’s revenues and disruption to 454’s business.

If we are unable to successfully monetize our investment in 454 or if 454’s business is harmed due to the factors listed above, we may need to explore other financing alternatives in order to continue to fund our operations. These other alternatives may not be available to us in the timeframe we require on favorable terms, or at all, and our ability to advance our clinical and preclinical pipeline may be hindered or terminated as a result.

If the market perception of the merger is negative, our stock price may decline and/or become more volatile.

If the public trading markets perceive that the merger will be detrimental to our business and future prospects, or that the merger consideration received by us and other 454 stockholders is inadequate relative to comparable transactions, our stock price may decline and/or become more volatile, regardless of whether the merger is completed.

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

We believe that our existing cash and investment balances and other sources of liquidity, excluding the anticipated proceeds from 454, will be sufficient to meet our requirements through the middle of 2008. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our preclinical and clinical drug pipeline, we believe that we are building substantial value for our stockholders. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors. These factors include: whether the anticipated acquisition of 454 by Roche Holdings is completed as expected; the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are velafermin, which is currently in a Phase II clinical trial, belinostat (PXD101), which is in multiple

Phase I and Phase II clinical trials, CR011-vcMMAE, which is currently in a Phase I/II clinical trial, and CR002, which completed a Phase I clinical trial in July 2005. Our other drug candidates are in various stages of preclinical development, and our investment in these preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of our clinical oncology therapeutics. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

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

Even if velafermin, belinostat (PXD101), CR011-vcMMAE, CR002, BAY 76-7171 or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payors. Physicians may elect not to recommend these drugs for a variety of reasons including:

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

We have relied upon third parties to produce material for preclinical and clinical testing purposes and intend to continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms, if at all. We also expect to rely upon third parties to produce materials required for the commercial production of our drug candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our drug candidates be manufactured according to current Good Manufacturing Practices, or cGMP, regulations. Any failure by us or our third-party manufacturers to comply with cGMP and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

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

The following risk factors relate to 454 Life Sciences Corporation, our majority-owned subsidiary. If the proposed merger of 454 and Roche Holdings is completed, these risk factors will no longer be applicable to our ongoing business. Please see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed discussion of the proposed merger.

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

As of March 31, 2007, we had total consolidated debt of $110.0 million which is due in February 2011; and for the year ended December 31, 2006, we had a deficiency of earnings available to cover fixed charges of $61.3 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our debt that we sold in 2004. The following table shows, as of March 31, 2007, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2007	$2.2
2008	4.4
2009	4.4
2010	4.4
2011	2.2

Total	$17.6

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We have a diversified portfolio of investments of which $31.2 million at March 31, 2007 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

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

Item 6.	Exhibits

Exhibit 10.1	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.2	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Paul M. Finigan

Exhibit 10.3	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.4	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Elizabeth A. Whayland

Exhibit 10.5	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and David M. Wurzer

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007	CuraGen Corporation

	By:	/s/ Frank M. Armstrong, M.D.
Frank M. Armstrong, M.D.
Chief Executive Officer and President
(principal executive officer of the registrant)

Dated: May 9, 2007	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.2	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Paul M. Finigan

Exhibit 10.3	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.4	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and Elizabeth A. Whayland

Exhibit 10.5	Amendment dated January 24, 2007, to Employment Agreement, dated September 1, 2006, between the Registrant and David M. Wurzer

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.