Form 10-Q
period 2007-06-30
CURAGEN CORP
filed 2007-08-09
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2007 was 57,952,824.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$81,456	$58,486
Short-term investments	5,818	23,473
Marketable securities	53,810	82,434

Cash and investments	141,084	164,393
Income taxes receivable	343	543
Accounts receivable	582	926
Prepaid expenses	1,670	2,595
Assets held for sale	3,000	34,881

Total current assets	146,679	203,338

Restricted cash	14,129	—
Property and equipment, net	635	12,214
Intangible and other assets, net	9,962	11,742

Total assets	$171,405	$227,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$838	$321
Accrued expenses	3,746	3,289
Accrued payroll and related items	948	1,810
Interest payable	1,650	3,306
Current portion of deferred revenue	89	89
Other current liabilities	2,523	1,575
Current portion of convertible subordinated debt	—	66,228
Liabilities held for sale	—	30,735

Total current liabilities	9,794	107,353

Long-term liabilities:
Convertible subordinated debt, net of current portion	110,000	110,000
Deferred revenue, net of current portion	1,130	1,174

Total long-term liabilities	111,130	111,174

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,928,085 shares at June 30, 2007 and 56,390,682 shares at December 31, 2006	579	564
Additional paid-in capital	523,696	518,827
Accumulated other comprehensive income	1,312	2,348
Accumulated deficit	(475,106)	(512,972)

Total stockholders’ equity	50,481	8,767

Total liabilities and stockholders’ equity	$171,405	$227,294

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaboration revenue	$22	$866	$44	$2,284

Operating expenses:
Research and development	10,904	11,334	22,406	22,447
General and administrative	3,049	3,071	7,063	6,731
Restructuring charges	7,479	—	7,479	—

Total operating expenses	21,432	14,405	36,948	29,178

Loss from operations	(21,410)	(13,539)	(36,904)	(26,894)
Interest income	1,046	1,870	2,199	3,710
Interest expense	(1,271)	(2,337)	(2,899)	(4,685)

Loss from continuing operations before income tax benefit	(21,635)	(14,006)	(37,604)	(27,869)
Income tax benefit	50	55	110	109

Loss from continuing operations	(21,585)	(13,951)	(37,494)	(27,760)

Discontinued operations:
Loss from discontinued operations	(1,853)	(348)	(2,991)	(403)
Gain on sale of subsidiary	78,352	—	78,352	—

Income (loss) from discontinued operations	76,499	(348)	75,361	(403)

Net income (loss)	$54,914	$(14,299)	$37,867	$(28,163)

Basic and diluted loss per share from continuing operations	$(0.39)	$(0.25)	$(0.67)	$(0.51)
Basic and diluted income (loss) per share from discontinued operations	1.37	(0.01)	1.35	(0.01)

Basic and diluted net income (loss) per share	$0.98	$(0.26)	$0.68	$(0.52)

Weighted average number of shares used in computing basic and diluted net income (loss) per share	55,744	54,798	55,580	54,709

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$37,867	$(28,163)
(Income) loss from discontinued operations	(75,361)	403
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,067	3,711
Impairment of long lived assets held for sale	5,950	—
Stock-based compensation	1,857	2,436
Stock-based 401(k) plan employer match	248	184
Non-cash interest income	242	420
Changes in assets and liabilities:
Income taxes receivable	200	290
Accrued interest receivable	514	(8)
Accounts receivable	926	41
Prepaid expenses	1,115	(1,121)
Intangible and other assets, net	110	(137)
Accounts payable	526	116
Accrued expenses	457	1,291
Accrued payroll and related items	(861)	(290)
Interest payable	(1,656)	—
Deferred revenue	(44)	(2,451)
Other current liabilities	948	(343)

Net cash used in operating activities	(23,895)	(23,621)

Cash flows from investing activities:
Acquisitions of property and equipment	(175)	(144)
Proceeds from sale of fixed assets	28	132
Purchases of short-term investments	—	(14,255)
Proceeds from sales of short-term investments	1,401	2,600
Proceeds from maturities of short-term investments	15,900	3,312
Purchases of marketable securities	—	(10,711)
Proceeds from sales of marketable securities	17,465	11,346
Proceeds from maturities of marketable securities	11,090	40,300
Proceeds from sale of held for sale assets	81,441	—
Restricted cash	(14,129)	—

Net cash provided by investing activities	113,021	32,580

Cash flows from financing activities:
Proceeds from exercise of stock options	72	346
Repayment of convertible debt	(66,228)	—

Net cash (used in) provided by financing activities	(66,156)	346

Cash flows from discontinued operations:
Net operating cash flows used in discontinued operations	(379)	(8,505)
Net investing cash flows (used in) provided by discontinued operations	(74)	5,552
Net financing cash flows provided by discontinued operations	23	311

Net cash used in discontinued operations	(430)	(2,642)

Net increase in cash and cash equivalents of subsidiary held for sale	430	2,642

Net increase in cash and cash equivalents	22,970	9,305
Cash and cash equivalents, beginning of period	58,486	17,697

Cash and cash equivalents, end of period	$81,456	$27,002

Supplemental cash flow information:
Interest paid	$4,258	$4,252

Income tax benefit payments received	$407	$1,114

Acquisition of property and equipment, unpaid at end of period	$—	$40

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its former majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated. CuraGen reclassified its prior financial statements to present the assets and liabilities and operating results of 454 as held for sale on the condensed consolidated Balance Sheets and as a discontinued operation on the condensed consolidated Statements of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Notes 4 and 5). The Merger Agreement was subsequently assigned by Roche Holdings, Inc. to its affiliate Roche Diagnostics Operations, Inc. (“RDO”), which is also an affiliate of Roche. The sale of 454 to RDO pursuant to the Merger Agreement closed on May 25, 2007.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Comprehensive Income (Loss)

The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$54,914	($14,299)	$37,867	($28,163)

Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(1,414)	2,751	(1,076)	2,886
Reclassification adjustment for losses included in net income (loss)	21	8	40	13

Net unrealized (losses) gains on securities	(1,393)	2,759	(1,036)	2,899

Total comprehensive income (loss)	$53,521	($11,540)	$36,831	($25,264)

The Company periodically reviews its investment portfolios and its investment in TopoTarget A/S (“TopoTarget”), a publicly-traded company on the Copenhagen Stock Exchange, to determine if there is an impairment that is other than temporary, and as of the balance sheet date, June 30, 2007, has not experienced any impairments in its investments that were other than temporary.

The Company’s investment in TopoTarget is classified as an available-for-sale, long-term marketable security and is included in Intangible and other assets, net, on the June 30, 2007 balance sheet at a fair value of $7,793, which includes an unrealized gain of $2,506.

3.	Segment Reporting

As of December 31, 2006, the Company had two reportable segments, CuraGen and 454. As of March 31, 2007, 454 was classified as a discontinued operation as a result of the Merger Agreement. Accordingly, as of June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, respectively, the Company operated as one segment excluding discontinued operations (see Notes 4 and 5).

4.	454 Life Sciences/Roche Holdings, Inc. Merger

On March 28, 2007, 454 entered into the Merger Agreement with Roche Holdings, Inc. and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc. Roche Holdings, Inc. subsequently assigned the Merger Agreement to its affiliate RDO. Roche Holdings, Inc. and RDO are affiliates of Roche, a global research-based healthcare company. Under the Merger Agreement, 13 Acquisitions, Inc. was merged with and into 454 (the “Merger”), with 454 continuing after the Merger as the surviving corporation and an indirect wholly-owned subsidiary of Roche Holdings, Inc.

Under the terms of the Merger Agreement, upon the closing of the sale of 454 to RDO on May 25, 2007, the purchase price before transaction costs was $152,019, of which RDO paid $140,000 in cash and $12,019 was received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the sale. Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company believes it will receive its share of the escrow fund of $14,129, after expiration of the escrow term and has included such amount in the determination of the gain on sale in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. As a result, $14,129 is classified as restricted cash and is included in long-term assets on the accompanying condensed consolidated Balance Sheets, due to its long-term nature as of June 30, 2007. Following the closing, as required by the Merger Agreement, 454 prepared a closing balance sheet and calculated its net working capital and net debt as of the closing date. Based upon the closing balance sheet and net working capital and net debt calculations, RDO paid an additional $1,030 in merger consideration to 454 shareholders. In July 2007, CuraGen received $582, its portion of this additional amount, which is included in the calculation of the gain on sale of subsidiary and accounts receivable on the June 30, 2007 balance sheet.

5.	Discontinued Operations

The sale of 454 (see Note 4) on May 25, 2007 has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and accordingly, at June 30, 2006, 454’s assets and liabilities have been classified as held for sale. In addition, 454’s operating results are reported as a discontinued operation for the three and six months ended June 30, 2006 and for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007.

The following table summarizes the financial information for the discontinued operations of 454 for the three and six months ended June 30, 2006, and for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007:

	April 1 to May 25, 2007	Three months ended June 30, 2006	January 1 to May 25, 2007	Six months ended June 30, 2006
Revenue:
Product revenue	$5,833	$5,352	$14,210	$9,847
Sequencing service revenue	1,257	2,255	3,825	4,702
Collaboration revenue	975	375	1,350	750
Grant revenue	444	864	444	1,348
Milestone revenue	2,173	950	3,707	1,900

Total revenue	$10,682	$9,796	$23,536	$18,547

Operating Expenses:
Cost of product revenue	$3,547	$3,314	$9,015	$5,941
Cost of sequencing service revenue	1,131	1,050	2,207	2,040
Grant research expenses	425	798	425	1,197
Research and development expenses	3,505	3,456	7,908	6,749
General and administrative expenses	4,006	1,869	7,075	3,594

Total operating expenses	$12,614	$10,487	$26,700	$19,522

Loss from discontinued operations before minority interest, net of tax of $18, $0, $26, and $0	$(1,853)	$(596)	$(3,053)	$(743)
Minority interest in loss of discontinued consolidated subsidiary	—	248	62	340
Gain on sale of subsidiary	78,352	—	78,352	—

Income (loss) from discontinued operations	$76,499	$(348)	$75,361	$403

During the third quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore, the majority of losses applicable to the minority interest from the third quarter of 2006 through the closing of the sale of 454 were charged to CuraGen.

The following tables set forth the components of 454’s assets and liabilities classified as held for sale on the condensed consolidated Balance Sheets at December 31, 2006 (in thousands):

December 31, 2006
Cash and cash equivalents	$4,164
Short-term investments	1,507
Marketable securities	90
Accounts, grants and royalty receivable	10,850
Inventory	9,855
Property and equipment, net	3,945
Licensing fees, net	3,281
Other assets	1,189

Assets held for sale	$34,881

December 31, 2006
Accounts payable	$841
Accrued expenses	1,458
Deferred revenue	27,539
Other liabilities	897

Liabilities held for sale	$30,735

6.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires recognition of the fair value of stock-based compensation in net earnings.

During the three and six months ended June 30, 2007 and 2006, the Company recognized compensation expense in total operating expenses on the condensed consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation expense with respect to employee stock options	$386	$780	$787	$1,247
Compensation expense with respect to restricted stock grants	$672	$565	$1,276	$1,301

Due to the Company’s net loss position, no tax benefit was recorded during the periods presented above.

For the three and six months ended June 30, 2007 and 2006, the adoption of SFAS 123R had the effect of increasing the loss from continuing operations and basic and diluted loss per share from continuing operations, over amounts that would have been reported using the intrinsic value method under APB 25, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Increase in loss from continuing operations	$386	$780	$787	$1,247
Increase in basic and diluted loss per share from continuing operations	$0.01	$0.01	$0.01	$0.02

The fair value of options granted during the three months ended June 30, 2007 and 2006 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,
	2007	2006
Expected stock price volatility	69%	79%
Risk-free interest rate	4.79%	4.33%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and six months ended June 30, 2007 and 2006 were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
$1.82	$2.76	$2.34	$2.90

The 2007 Stock Incentive Plan (“2007 Stock Plan”) was approved by the Company’s stockholders as of May 2, 2007. The 2007 Stock Plan provides for the issuance of stock options and stock grants to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of common stock were reserved for issuance under the 2007 Stock Plan. A summary of the stock option activity under the 2007 Stock Plan, as of June 30, 2007, and changes during the three months ended June 30, 2007, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding May 2, 2007	—
Granted	109,500	$2.73
Exercised	—
Canceled or lapsed	—

Outstanding June 30, 2007	109,500	2.73	9.84	$0

Exercisable June 30, 2007	107,500	2.73	9.84	$0

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of June 30, 2007, and changes during the three months ended June 30, 2007, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2007	6,240,788	$9.31
Granted	—
Exercised	—
Canceled or lapsed	(251,945)	6.66

Outstanding June 30, 2007	5,988,843	9.42	4.79	$0

Exercisable June 30, 2007	4,301,248	11.35	3.43	$0

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended June, 30, 2006 was $18. There were no options exercised under the 1997 Stock Plan during the three months ended June, 30, 2007.

There was no significant activity in the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) during either the three months ended June 30, 2007 or 2006.

As of June 30, 2007 there was $2,349 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.63 years.

A summary of all restricted stock activity under the 2007 Stock Plan as of June 30, 2007, and changes during the three months ended June 30, 2007, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding May 2, 2007	—
Granted	975,000	$1.25
Restrictions lapsed	—
Repurchased upon employee termination	—

Outstanding June 30, 2007	975,000	1.25

On May 25, 2007, the Compensation Committee of the Company approved the issuance of an aggregate of 975,000 shares of restricted common stock to five executive officers, which will vest and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market has equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008. In each case, the shares of common stock described above will only vest if the executive is an employee of the Company as of December 31, 2008. Therefore, pursuant to SFAS 123R, the above restricted stock awards are deemed to contain a market condition which is reflected in the grant-date fair value of the awards, based on a valuation technique which considered all the possible outcomes of such market condition. Compensation cost is required to be recognized over the requisite service period for an award with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Accordingly, the Company shall reverse previously recognized compensation cost for the above awards only if the requisite service is not rendered.

A summary of all restricted stock activity under the 1997 Stock Plan as of June 30, 2007, and changes during the three months ended June 30, 2007, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding April 1, 2007	1,386,325	$4.14
Granted	—
Restrictions lapsed	(300,000)	3.43
Repurchased upon employee termination	(7,060)	4.62

Outstanding June 30, 2007	1,079,265	4.33

The total intrinsic value of restricted shares vested during the six months ended June 30, 2007 and 2006 was $810 and $384, respectively.

As of June 30, 2007, there was $4,048 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.16 years.

As a result of the sale of 454 discussed in Note 4 above, 454’s operating results are being reported as discontinued operations for the three and six months ended June 30, 2006 and for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007. During the three and six months ended June 30, 2006, 454 recognized compensation expense of $149 and $338, respectively, with respect to employee stock option awards which is included in loss from discontinued operations. During the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007, 454 recognized compensation expense of $392 and $2,314, respectively, with respect to employee stock option awards. During the period April 1, 2007 to May 25, 2007, 454 recorded an incremental charge of $2,177 with respect to employee stock option awards, related to the accelerated vesting of stock options in connection with the Merger.

7.	Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted under CuraGen’s stock option plans but not yet exercised and unvested restricted stock are anti-dilutive and therefore not considered for the diluted income (loss) per share calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock were 19,582,991 and 20,046,407 as of June 30, 2007 and 2006, respectively.

8.	Restructuring Charge

In June 2007, the Company underwent a corporate restructuring to reduce operating costs and to focus resources on the advancement of its therapeutic pipeline through clinical development, resulting in an estimated total restructuring charge of $8,352. During the second quarter of 2007, the Company recorded a restructuring charge of $7,479. This amount includes an asset impairment charge of $5,950 associated with the closure of its pilot manufacturing plant, $1,272 related to employee separation costs and $257 of other asset write-offs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and included amounts to be paid for severance and related benefits, the services for which will be performed within a minimum retention period.

At June 30, 2007, the pilot manufacturing plant and certain other assets were classified as held for sale on the June 30, 2007 balance sheet. These assets are expected to generate sale proceeds of approximately $3,000 during the second half of 2007.

Additional restructuring charges for severance and related benefits of approximately $708 will be recorded during the second half of 2007, as they relate to services to be performed during the third and fourth quarters of 2007 by a small number of the approximately 40 affected employees who will be completing ongoing projects through the end of 2007.

In addition, pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructuring, the individual’s ownership of such restricted shares shall become immediately vested if the Company terminates the individual’s employment or service by way of an “involuntary termination.” Therefore, non-cash restructuring charges of $165 will be recorded during the second half of 2007 as compensation expense with respect to the accelerated vesting of these restricted stock grants.

The cash requirements under the June 2007 restructuring plan are $1,956, none of which was paid prior to June 30, 2007. The majority of the cash requirements of $1,956 will be paid through December 2007.

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

As a result of the implementation of FIN 48, the Company recorded no adjustments in its unrecognized income tax benefits. As of January 1, 2007 and June 30, 2007, the Company had unrecognized income tax benefits totaling $0.8 million and $0.9 million, respectively. If recognized, all of the unrecognized tax benefits would be recorded as a benefit to income tax expense on the condensed consolidated statements of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. To date the Company has not accrued any interest or penalties as they would be immaterial.

As a result of net operating loss carryforwards, the Company’s federal tax returns since 1992 remain open to examination with no years currently under examination by the Internal Revenue Service, and the Company’s Connecticut tax returns remain open to examination for all years since 2000 with no years currently under examination by the Department of Revenue Services.

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

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel protein, antibody and small molecule therapeutics for the treatment of cancer and for cancer supportive care. We have taken a systematic approach to identifying and validating promising therapeutic targets and our efforts are focused on developing and advancing three potential therapeutics: velafermin, belinostat (PXD101) and CR011-vcMMAE, through clinical development, and towards commercialization.

Corporate Restructuring

On June 19, 2007, we announced a corporate restructuring plan to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development. In connection with the restructuring, we closed our pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility, or BPS, on July 27, 2007. The BPS facility is a 29,000 square foot, leased facility that was used by us for pilot scale production of proteins and antibodies. The BPS facility primarily supported early-stage pipeline development and non-GMP manufacturing efforts. We also announced a reduction in workforce of approximately 40 employees, primarily composed of preclinical and manufacturing researchers, and additional support staff from within the organization. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The restructuring actions are expected to be substantially completed by the end of 2007.

The restructuring resulted in an estimated total restructuring charge of approximately $8.4 million. During the second quarter of 2007, we recorded a restructuring charge of approximately $7.5 million, which includes an asset impairment charge of $6.0 million associated with the closure of the BPS, $0.3 million of other asset write-offs and $1.3 million related to employee separation costs. At June 30, 2007, the BPS and certain other assets were classified as held for sale on the June 30, 2007 balance sheet. These assets are expected to generate sale proceeds of approximately $3 million during the second half of 2007. The cash payments of approximately $2 million for severance and other related obligations are expected to be paid out over the remainder of 2007. Additional restructuring charges for severance and related benefits of approximately $0.7 million will be recorded during the second half of 2007, as they relate to services to be performed during the third and fourth quarters of 2007 by a small number of the affected employees who will be completing ongoing projects through the end of 2007.

Completion of 454 Acquisition

On May 25, 2007, the acquisition of 454 Life Sciences Corporation, a Delaware corporation and our majority-owned subsidiary, or 454, by Roche Diagnostics Operations, Inc., or RDO, was completed. The acquisition was accomplished through the merger of 13 Acquisitions, Inc., a Delaware corporation and a direct wholly-owned subsidiary of RDO with and into 454, or the Merger, with 454 continuing after the Merger as the surviving corporation as a direct wholly-owned subsidiary of RDO, all in accordance with an Agreement and Plan of Merger dated March 28, 2007 by and among Roche Holdings, Inc., 454 and 13 Acquisitions, or the Merger Agreement. Roche Holdings, Inc. subsequently assigned its rights and obligations under the Merger Agreement to RDO, an indirect wholly-owned subsidiary of Roche Holdings, Inc., prior to the closing of the Merger. Roche Holdings, Inc. and RDO are affiliates of F. Hoffman-La Roche Ltd.

The purchase price paid for 454 was $152.0 million in cash, of which RDO paid $140.0 million and $12.0 million of which was received from the exercise of 454 stock options following the signing of the Merger Agreement. Of the $140.0 million received from RDO, $25.0 million was placed in escrow for a period of 15 months from the date of closing, or until August 25, 2008, to secure the indemnification rights of RDO and its affiliates. Our portion of the escrow amounted to $14.1 million and is included in the net proceeds of $82.0 million received during the second quarter of 2007. This $14.1 million is classified as restricted cash and included in long-term assets on the accompanying condensed consolidated Balance Sheets as of June 30, 2007.

Following the closing, as required by the Merger Agreement, 454 prepared a closing balance sheet and calculated its net working capital and net debt as of the closing date. Based upon the closing balance sheet and net working capital and net debt calculations, RDO paid an additional $1,030 in merger consideration to 454 shareholders. In July 2007, CuraGen received $582, its portion of this additional amount, which is included in the calculation of the gain on sale of subsidiary and in accounts receivable on the June 30, 2007 balance sheet.

CuraGen Clinical Oncology Pipeline

We are currently focusing our resources on the development of the following clinical oncology therapeutics in the areas of cancer supportive care and the treatment of cancer:

Velafermin—is a protein therapeutic that we are investigating for the prevention of oral mucositis, or OM, a debilitating side effect experienced by many cancer patients receiving treatment with chemotherapy, radiotherapy, or a combination thereof. To confirm the activity of a single intravenous infusion of 30 mcg/kg of velafermin, we are conducting a second Phase II trial, which completed enrollment of 390 patients in July 2007. This study is evaluating the efficacy of 30 mcg/kg velafermin compared to placebo for the prevention of OM, and also evaluating the activity of a single dose of 10 mcg/kg velafermin or 60 mcg/kg velafermin compared to placebo. Top-line 30-day efficacy and safety results from this trial are expected to be released during October 2007. One-year safety data from this trial is anticipated to be available during the fourth quarter of 2008.

Belinostat (PXD101)—is a small molecule therapeutic that inhibits the activity of the enzyme histone deacetylase, or HDAC, and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. We are conducting clinical trials evaluating intravenous and oral belinostat (PXD101) for:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Milestone
Solid tumors	Ib	Combination with 5-fluorouracil (“5-FU”)	September 2005	Results presented June 2007

Solid tumors	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Results presented June 2007

T-cell lymphoma	II	Monotherapy	January 2006	Updated preliminary results anticipated Q4 2007

Advanced solid tumors	I	Oral belinostat monotherapy	August 2006	Preliminary results expected Q4 2007

Ovarian cancer	II	Combination with paclitaxel and/or carboplatin	November 2006	Updated preliminary results anticipated Q4 2007

Bladder cancer	II	Combination with paclitaxel and/or carboplatin	June 2007	Preliminary results anticipated in the second half of 2008

On June 12, 2007, we presented an update on the clinical development program for belinostat and reported preliminary clinical trial results suggesting clinical activity of belinostat against cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, and ovarian cancers.

We reported interim results from our Phase II trial evaluating belinostat as a single agent on 14 patients with CTCL and 11 evaluable patients with PTCL. In the CTCL arm, patients had received a median of six prior lines of therapy. Four of 14 patients achieved an objective response after receiving belinostat for an objective response rate of 29%, including one complete response and three partial responses. Time to response ranged from 8 to 57 days. As demonstrated by a decrease in severity weighted assessment tool, or SWAT, scores, 77% of evaluable patients showed an improvement in skin burden of CTCL. As previously announced in December 2006, the CTCL arm was expanded to enroll up to 34 patients to further refine the magnitude of the objective response rate.

In the PTCL arm, two of 11 evaluable patients achieved an objective response including one complete response and one partial response, with best responses not yet determined in 2 patients whose treatment is ongoing. We announced that based on a recent review of this data internally and with the study investigators, the degree of activity observed in the first phase of this study meets the predefined criteria to expand enrollment of the PTCL arm to a total of 34 patients.

We reported Phase Ib dose-escalation (belinostat plus standard doses of carboplatin and paclitaxel) results on 23 patients with advanced solid tumors that were presented at the 2007 American Society of Clinical Oncology, or ASCO, meeting in June 2007. The results suggest that the combination of intravenous belinostat plus standard doses of carboplatin and paclitaxel are generally well tolerated. Two partial responses (1 pancreatic and 1 rectal cancer) were reported and one patient with mixed mullerian cancer of ovarian origin achieved an 81% reduction in CA-125 levels. In addition, 11 patients achieved stable disease, or SD, including one patient with bladder cancer (SD for 20 cycles), and one patient with carcinoma of unknown primary (SD for 17 cycles and ongoing).

The Phase II portion of our trial evaluating intravenous belinostat in combination with carboplatin and paclitaxel for ovarian cancer was initiated, with 16 patients having been treated and 13 patients continuing on study and undergoing assessment to determine their response to treatment as of June 2007. We reported updated results from our Phase II trial evaluating belinostat in combination with carboplatin and paclitaxel for the treatment of ovarian cancer. To date, three partial responses (two confirmed, one unconfirmed) were achieved in 23 heavily pretreated patients with recurrent ovarian cancer enrolled, of which 14 patients remain on study with best response yet to be determined. The preliminary response rate triggered expansion of enrollment to a total of 32 patients in this trial.

Furthermore, this Phase II study has been broadened to include an additional arm that will enroll up to 15 patients with transitional cell cancer of the bladder in order to evaluate the activity of belinostat in combination with carboplatin and paclitaxel in this patient population. Interim results are anticipated during the second half of 2008.

Phase Ib dose-escalation results on 25 patients with advanced solid tumors were presented at ASCO in June 2007 and indicate that the combination of intravenous belinostat plus 5-FU is generally well tolerated. Two dose limiting toxicities, including one Grade 3 stomatitis and one Grade 3 angina were reported in the highest dose group evaluating 1000 mg/m 2 /day belinostat plus 1000 mg/2m2/day 5-FU. All patients received extensive pre- and post-treatment ECG monitoring with no Grade 3 QTc prolongation noted.

Of the 23 evaluable patients, a total of seven patients achieved SD (range 2 – 8 cycles), with two patients on treatment as of June 2007, and no objective responses noted. No consistent effect was seen on the expression of thymidylate synthase (TS) in peripheral blood mononuclear cells from this population. As of June 12, 2007, enrollment of patients is continuing into the 1000 mg/m2/day belinostat and 500 mg/m2/day 5-FU dose cohort. Six additional patients are planned to be enrolled at this dose to determine whether there is any effect on the expression of TS in tissue samples, although further development of this indication is not planned at this time.

On August 6, 2007, we announced that we will not enroll additional patients into a Phase II open-label clinical trial evaluating intravenous belinostat in combination with Velcade® (bortezomib) for Injection in patients with advanced, refractory multiple myeloma, or MM. Two out of four patients enrolled in the study developed acute renal insufficiency, or ARI, in the first cycle of treatment with the combination. Three similar events of ARI were previously reported from studies evaluating belinostat monotherapy in patients with MM. To date, no ARI has been observed in any other indication for which intravenous or oral belinostat is being evaluated.

On August 6, 2007, we also announced we are preparing to initiate a Phase I/II clinical trial evaluating belinostat in combination with the idarubicin for the treatment of acute myelogenous leukemia, or AML. The study will be conducted at multiple sites in the European Union. Up to 70 patients will be enrolled and receive intravenous treatment in one of two regimens. Patients will either receive intravenous belinostat administered once daily for five days in combination with idarubicin or a continuous infusion of belinostat with or without idarubicin. Enrollment into the treatment arms will occur in parallel to define the maximum tolerated dose, or MTD, for each treatment regimen.

In addition to the clinical trials being sponsored by us, the National Cancer Institute, or NCI, is also conducting clinical trials evaluating intravenous belinostat (PXD101), both alone and in combination, for other cancer indications under a Clinical Trials Agreement we signed with the NCI in August 2005:

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

CR011-vcMMAE—is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont and utilizes antibody-drug conjugate, or ADC, technology licensed from Seattle Genetics to attach MMAE to yield CR011-vcMMAE. In June 2006, we announced that the investigational new drug application for CR011-vcMMAE was cleared by the FDA and dosing of patients in a Phase I/II clinical trial had begun. The open-label, multi-center, dose escalation study will evaluate the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. The first part of the trial is evaluating cohorts of patients receiving increasing doses of CR011-vcMMAE to determine the maximum tolerated dose, or MTD. After determination of the MTD, up to approximately 30 additional patients will be enrolled and treated at the MTD to further define safety and efficacy in this Phase I trial. Preliminary results from this trial are expected to be reported during the fourth quarter of 2007.

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

We expect to continue incurring substantial research and development expenses relating to clinical trials required for the development of therapeutic protein, antibody and small molecule product candidates, and external programs that we identify as being promising and synergistic with our products and expertise. Conducting clinical trials is a lengthy, time-consuming and expensive process. As a result, we expect to incur continued losses over the next several years.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financial assistance from other sources, including the sale of certain assets, contributions by others to joint ventures, and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

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

Results of Operations

The following table sets forth a comparison of the components of our net income (loss) for the three months ended June 30, 2007 and 2006 (in millions):

	Three months ended June 30,
	2007	2006	$ Change	% Change
Collaboration revenue	$—	$0.9	$(0.9)	(100)%
Research and development expenses	10.9	11.4	(0.5)	(4)%
General and administrative expenses	3.1	3.1	—	0%
Restructuring charge	7.5	—	7.5	100%
Interest income	1.1	1.9	(0.8)	(42)%
Interest expense	1.3	2.3	(1.0)	(43)%
Income tax benefit	0.1	0.1	—	0%
Loss from discontinued operations	1.9	0.4	1.5	375%
Gain on sale of subsidiary	78.4	—	78.4	100%

Net income (loss)	$54.9	$(14.3)

The following table sets forth a comparison of the components of our net income (loss) for the six months ended June 30, 2007 and 2006 (in millions):

	Six months ended June 30,
	2007	2006	$ Change	% Change
Collaboration revenue	$—	$2.3	$(2.3)	(100)%
Research and development expenses	22.4	22.5	(0.1)	0%
General and administrative expenses	7.1	6.8	0.3	4%
Restructuring charge	7.5	—	7.5	100%
Interest income	2.2	3.7	(1.5)	(41)%
Interest expense	2.9	4.6	(1.7)	(37)%
Income tax benefit	0.1	0.2	(0.1)	(50)%
Loss from discontinued operations	3.0	0.5	2.5	500%
Gain on sale of subsidiary	78.4	—	78.4	100%

Net income (loss)	$37.8	$(28.2)

Collaboration revenue. The decrease in our collaboration revenue for the three and six month periods ended June 30, 2007, as compared to the three and six month periods ended June 30, 2006 was due to the completion of work under the Bayer AG Pharmacogenomics Agreement during the second quarter of 2006. We do not expect to recognize additional collaboration revenue during 2007, with the exception of immaterial amounts of collaboration revenue related to the amortization of the $1.3 million received during 2006 from the LEO Pharma/TopoTarget licensing agreement.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; perpetual license fees; supplies and reagents; depreciation and amortization; and allocated facility costs. Historically, our research and development efforts have been concentrated on three major project areas: clinical trials; preclinical drug candidates; and collaborations. However, upon completion of our work on the Bayer AG Pharmacogenomics Agreement during the second quarter of 2006, and subsequent to our decision in the first quarter of 2007 to focus our resources during 2007 exclusively on generating clinical trial results from our three lead oncology drug development programs, our research and development efforts are now being concentrated on clinical trials. We budget and monitor our research and development costs by expense category, rather than by specific project, because these costs often benefit multiple projects.

Below is a summary that reconciles our total research and development expenses for the three and six month periods ended June 30, 2007 and 2006 (in millions):

	Three months ended June 30,
	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$5.7	$4.5	$1.2	27%
Salary and benefits	2.5	2.6	(0.1)	(4)%
Supplies and reagents	0.4	0.4	—	0%
Perpetual license fees and milestone payments	—	1.3	(1.3)	(100)%
Depreciation and amortization	0.5	0.7	(0.2)	(29)%
Allocated facility costs	1.8	1.9	(0.1)	(5)%

Total research and development expenses	$10.9	$11.4

	Six months ended June 30,
	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$11.7	$9.3	$2.4	26%
Salary and benefits	5.4	5.5	(0.1)	(2)%
Supplies and reagents	0.6	1.0	(0.4)	(40)%
Perpetual license fees and milestone payments	0.1	1.3	(1.2)	(92)%
Depreciation and amortization	1.1	1.5	(0.4)	(27)%
Allocated facility costs	3.5	3.9	(0.4)	(10)%

Total research and development expenses	$22.4	$22.5

The decrease in our research and development expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily due to a decrease in license fees and milestone payments (related to our collaboration with Seattle Genetics) offset by an increase in contractual and manufacturing costs. Research and development expenses for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 remained relatively constant, due to the same trends and offsets mentioned above. We anticipate our research and development expenses for the remainder of 2007 to decrease due to the second quarter 2007 restructuring, which included the closing of our BPS.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of June 30, 2007, as well as the current direct research and development expenses for the three and six month periods ended June 30, 2007 and 2006 which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions):

Therapeutic Area and Clinical Candidate	Class	Cumulative as of June 30, 2007 (since commencement of Phase I)	Indication	Trial Status
Cancer Supportive Care
Velafermin	Protein	$45.0	Oral Mucositis	Phase II
Oncology
PXD101	Small Molecule	$37.0	Various Cancers	Phase II
CR011-vcMMAE	Antibody-Drug Conjugate	$5.8	Metastatic Melanoma	Phase I
Kidney Inflammation
CR002	Antibody	$1.8	Kidney Inflammation	Phase I

	Three Months Ended		Six Months Ended
Therapeutic Area and Clinical Candidate	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cancer Supportive Care
Velafermin	$4.0	$2.2	$7.9	$4.5
Oncology
PXD101	$4.0	$2.7	$6.6	$5.0
CR011-vcMMAE	$0.7	$2.8	$1.4	$2.8
Kidney Inflammation
CR002	$0.0	$0.1	$0.0	$0.1

We expect that the direct research and development expenses incurred in connection with our development of velafermin to be consistent in 2007 as compared to 2006 due to our Phase II trial. We expect that the direct research and development expenses incurred in connection with our development of belinostat (PXD101) will increase in 2007 as compared to 2006. The expected increase during 2007 is related to higher enrollment of patients into our ongoing Phase I and Phase II clinical trials. We expect the CR011 expenses to decrease in 2007 as compared to 2006 due to the completion of manufacturing activities during 2006. We expect no material costs related to CR002 in 2007; we are seeking to license CR002 to a partner with the necessary resources and expertise required for developing this potential therapeutic.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our clinical trials, and a longer period of time before we might achieve profitability from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, velafermin, belinostat (PXD101) and CR011-vcMMAE, may have a significant impact on our capital requirements.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 remained relatively consistent. General and administrative expenses for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 increased slightly, primarily as a result of consulting and legal fees incurred in connection with the sale of our shares of 454. We anticipate our general and administrative expenses for the remaining two quarters of 2007 to remain consistent with the second quarter of 2007.

Restructuring charge. In June 2007, we underwent a corporate restructuring, to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in an estimated total restructuring charge of approximately $8.4 million. During the second quarter of 2007, we recorded a restructuring charge of approximately $7.5 million. This amount includes an asset impairment charge of $6.0 million associated with the closure of our BPS, $1.3 million related to employee separation costs and $0.2 million of other asset write-offs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS 146”), and included amounts to be paid for severance and related benefits, the services for which will be performed within a minimum retention period.

At June 30, 2007, the BPS and certain other assets were classified as held for sale on the June 30, 2007 balance sheet. These assets are expected to generate sale proceeds of approximately $3.0 million during the second half of 2007.

Additional restructuring charges for severance and related benefits of approximately $0.7 million will be recorded during the second half of 2007, as they relate to services to be performed during the third and fourth quarters of 2007 by a small number of the approximately 40 affected employees who will be completing ongoing projects through the end of 2007.

In addition, pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructuring, the individual’s ownership of such restricted shares shall become immediately vested if we terminate the individual’s employment or service by way of an “involuntary termination”. Therefore, non-cash restructuring charges of $0.2 million will be recorded during the second half of 2007 as compensation expense with respect to the accelerated vesting of these restricted stock awards.

The cash requirements under the June 2007 restructuring plan are $2.0 million, none of which was paid prior to June 30, 2007. The majority of the remaining cash requirements of $2.0 million will be paid through December 2007.

Interest income. Interest income for the three and six month periods ended June 30, 2007 decreased as compared to the same periods in 2006, primarily due to lower average quarterly cash and investment balances, partially offset by higher yields on our investment portfolio. We earned an average yield of 4.1% during the second quarter of 2007 as compared to 3.9% in the second quarter of 2006, and earned an average yield of 4.0% during the first six months of 2007 as compared to 3.7% during the same period in 2006. We anticipate interest income to be approximately $5.0 million for the full year 2007 due to anticipated lower cash balances resulting from the utilization of cash and investment balances in the normal course of operations, as well as the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007, offset by the receipt of $82.0 million of proceeds from the sale of 454 (assuming full payment to us of our share of the proceeds currently being held in escrow to secure the indemnification rights of RDO and its affiliates). We also expect the yields in our investment portfolio to increase during the remainder of 2007.

Interest expense. Interest expense for the three and six month periods ended June 30, 2007 decreased as compared to the same period in 2006 due to the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to be approximately $5 million for the full year 2007.

Income tax benefit. We recorded an income tax benefit during the three and six month periods ended June 30, 2007 and 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2007 income tax benefit to be less than 2006 (before adjustment to reflect statute of limitations expirations) due to an anticipated decrease in research and development expenses for the full year 2007 as compared to the full year 2006.

Loss from discontinued operations. Due to the disposition of 454 in the second quarter of 2007, the results of 454’s operations have been reclassified as discontinued operations for all periods presented. The increase in the loss from discontinued operations for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 was due to an increase in 454’s SFAS 123R compensation expense for the accelerated vesting of stock options in connection with the Merger, 454’s research and development expenses associated with additional personnel and lab supplies and an increase in general and administrative expenses primarily due to consulting and legal fees incurred in connection with the sale of 454 to RDO. These increases in expenses were partially offset by an increase in the profit 454 earned on product, grant and milestone revenue. During the third quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore all losses applicable to the minority interest from the third quarter of 2006 through the closing of the sale of 454 to RDO on May 25, 2007 were charged to us.

Gain on sale of subsidiary. During May 2007, the sale of 454 to RDO closed and as a result we recognized a gain on the sale of our ownership in 454 of approximately $78.4 million.

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

In June 2007, we underwent a corporate restructuring, to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in an estimated total restructuring charge of approximately $8.4 million. During the second quarter of 2007, we recorded a restructuring charge of approximately $7.5 million. This amount includes an asset impairment charge of $6.0 million associated with the closure of our BPS, $1.3 million related to employee separation costs and $0.2 million of other asset write-offs. The employee separation costs were recorded under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and included amounts to be paid for severance and related benefits, the services for which will be performed within a minimum retention period.

At June 30, 2007, the BPS and certain other assets were classified as held for sale on the June 30, 2007 balance sheet. These assets are expected to generate sale proceeds of approximately $3.0 million during the second half of 2007.

Additional restructuring charges for severance and related benefits of approximately $0.7 million will be recorded during the second half of 2007, as they relate to services to be performed during the third and fourth quarters of 2007 by a small number of the approximately 40 affected employees who will be completing ongoing projects through the end of 2007.

In addition, pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructuring, the individual’s ownership of such restricted shares shall become immediately vested if we terminate the individual’s employment or service by way of an “involuntary termination”. Therefore, non-cash restructuring charges of $0.2 million will be recorded during the second half of 2007 as compensation expense with respect to the accelerated vesting of these restricted stock awards.

The cash requirements under the June 2007 restructuring plan are $2.0 million, none of which was paid prior to June 30, 2007. The majority of the remaining cash requirements of $2.0 million will be paid through December 2007.

During May 2007, the sale of 454 to RDO closed and as a result we received net proceeds of $82.0 million, which included $14.1 million to be held in escrow for a period of 15 months after closing of the sale, or until August 25, 2008, to secure the indemnification rights of RDO and its affiliates. If RDO makes successful claims for indemnification, the $14.1 million held in escrow will be reduced in whole or in part. We intend to use the proceeds from this transaction to continue funding our business and the clinical trials being conducted on velafermin, belinostat (PXD101), and CR011-vcMMAE.

On February 2, 2007, we repaid at maturity the remaining $66.2 million balance of the 6% convertible subordinated debentures, plus accrued interest of $2.0 million.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the six month periods ended June 30, 2007 and 2006, using the direct cash flow method (in millions):

	Six months ended June 30,
	2007	2006
Cash received from collaborators	$0.9	$0.5
Cash paid to suppliers and employees	(23.5)	(23.9)
Restructuring and related charges paid	(0.4)	(1.1)
Interest income received	2.2	3.7
Interest expense paid	(4.3)	(4.3)
Income tax benefit received	0.4	1.1

Net cash and investments used in operating activities	(24.7)	(24.0)

Cash paid to acquire property and equipment	(0.1)	(0.1)
Proceeds from sale of fixed assets	—	0.1
Proceeds from sale of held for sale assets	81.4	—
Restricted cash	(14.1)	—

Net cash and investments provided by investing activities	67.2	—

Cash received from employee stock option exercises	0.1	0.3
Cash paid for extinguishment of debt	(66.2)	—

Net cash and investments (used in) provided by financing activities	(66.1)	0.3

Unrealized gain (loss) on short-term investments and marketable securities	0.3	(0.5)

Net decrease in cash and investments	(23.3)	(24.2)
Cash and investments, beginning of period	164.4	211.2

Cash and investments, end of period	$141.1	$187.0

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

Future Liquidity. During the next 24 months we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; potential public securities offerings; and/or private strategic-driven transactions. At June 30, 2007, $3.0 million of assets under the June 2007 restructuring are expected to be sold during the second half of 2007. During May 2007, the sale of 454 to RDO closed and we received net proceeds of $82.0 million, which included $14.1 million to be held in escrow for a period of 15 months after closing of the merger. We plan to use the proceeds to continue generating clinical trial results from our three late stage oncology programs, velafermin, belinostat (PXD101) and CR011-vcMMAE, which will potentially enable us to bring one or more of these products into registrational or Phase III trials during 2008. On February 2, 2007, we repaid the remaining $66.2 million balance of the 6% convertible subordinated debentures plus accrued interest of $2.0 million. We plan to continue making substantial investments to advance our clinical drug pipeline. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; potential milestone payments; and payments of interest to the holders of our convertible subordinated debt due in 2011.

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

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next 24 months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the $110.0 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; costs incurred in enforcing and defending our patent claims; and other intellectual property rights and the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of June 30, 2007. As compared to the Contractual Obligations disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006, this table no longer includes 454, which was sold in May 2007.

Some of the amounts we include in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2007	2008	2009	2010	2011
Long-term debt obligations	$110.0	$—	$—	$—	$—	$110.0
Interest on convertible subordinated debt	17.6	2.2	4.4	4.4	4.4	2.2
Operating leases	1.7	1.0	0.7	—	—	—
Purchase commitments	13.4	7.2	5.7	0.5	—	—

Total	$142.7	$10.4	$10.8	$4.9	$4.4	$112.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of June 30, 2007 include $110.0 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of June 30, 2007, the market value of our $110.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $83.0 million. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes revised risk factors that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K, including the closing of the sale of our stake in 454 to RDO on May 25, 2007. Due to the completion of the sale of 454 to RDO, we have excluded the risk factors related to 454’s business and added two risk factors addressing risks to us associated with the sale of 454. A detailed discussion of the 454 sale can be found in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

Substantially all of our gross consolidated revenue for the year ended December 31, 2006 was derived from sales by 454. As a result of the acquisition of 454 by RDO, we will have no meaningful source of recurring revenue in the near future.

In fiscal year 2006, approximately 94% of our gross consolidated revenues were derived from product, sequencing service, collaboration, grant and milestone revenue from 454. As a result of the acquisition of 454 by RDO, our revenue sources now consist primarily of limited amounts of collaboration revenue related to the LEO Pharma/TopoTarget licensing agreement. Accordingly, we have no meaningful source of recurring revenue for the short term.

We have a history of operating losses and expect to incur operating losses in the future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We experienced net losses of $59.8 million in 2006, $73.2 million in 2005 and $90.4 million in 2004, and as of June 30, 2007 had an accumulated deficit of $475.1 million. During the six months ended June 30, 2007, we reported net income of $37.9 million, as a result of the gain on the sale of our stake in 454. We anticipate incurring additional losses as we focus our resources on prioritizing, selecting, and advancing our most promising drug candidates. We may never have operating income or achieve significant revenues.

We can not ensure that our existing cash and investment balances will be sufficient to meet our requirements for the future.

We believe that our existing cash and investment balances and other sources of liquidity, will be sufficient to meet our requirements for the next 24 months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline, we believe that we are building substantial value for our stockholders. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are velafermin, which is currently in a Phase II clinical trial, belinostat (PXD101), which is in multiple Phase I and Phase II clinical trials, CR011-vcMMAE, which is currently in a Phase I/II clinical trial, and CR002, which completed a Phase I clinical trial in July 2005. Further development of our other preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of our clinical oncology therapeutics. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

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

We have no commercial products and we do not currently have an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drugs that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time consuming and could delay any product launch. In addition, to the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, we will have less control over sales of our products, and our future revenues would depend heavily on the success of the efforts of these third parties. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If physicians, patients and third-party payors do not accept our future drugs, we may be unable to generate significant revenue, if any.

Even if velafermin, belinostat (PXD101), CR011-vcMMAE or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payors. Physicians may elect not to recommend these drugs for a variety of reasons including:

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

We currently depend on third-party manufacturers to produce our clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of any approved drug candidates. If in the future we manufacture any of our drug candidates, we will be required to incur significant costs and devote significant efforts to establish and maintain these capabilities.

We have relied upon third parties to produce material for clinical testing purposes and intend to continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms, if at all. We also expect to rely upon third parties to produce materials required for the commercial production of our drug candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our drug candidates be manufactured according to current Good Manufacturing Practices, or cGMP, regulations. Any failure by us or our third-party manufacturers to comply with cGMP and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

We currently rely on a single manufacturer for the clinical supplies of our protein, antibody, and ADC drug candidates and do not currently have relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

We are highly dependent on the principal members of our senior management and scientific staff. Our future success will depend in part on the continued services of our key management and scientific personnel. The loss of services of any of these personnel could materially adversely affect our business, financial condition, and results of operations. We have entered into employment agreements with all of the principal members of our senior management team. Our future success will also depend in part on our ability to attract, hire, and retain additional personnel. There is intense competition for qualified personnel and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could materially, adversely affect our business, financial condition, and results of operations.

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

As of June 30, 2007, we had total consolidated debt of $110.0 million which is due in February 2011; and for the year ended December 31, 2006, we had a deficiency of earnings available to cover fixed charges of $61.3 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our debt that we sold in 2004. The following table shows, as of June 30, 2007, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

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

We believe that we have sufficient capital to satisfy our funding requirements for the next 24 months. However, our future funding requirements will depend on many factors and we anticipate that we will likely need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including:

•	the number, breadth, and progress of our research, product development, and clinical programs;

•	our ability to establish and maintain additional collaborations;

•	the progress of our collaborators;

•	our costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

•	the costs and timing of obtaining regulatory approvals for any of our products; and

•	the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454.

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

If the proceeds we receive from the sale of our stake in 454 are less than anticipated due to indemnification claims against the escrow account, our liquidity may be impaired, and we may be forced to seek alternative sources of financing sooner than anticipated.

We expect to use the proceeds we receive from the sale of our stake in 454 to make further investments in our clinical drug pipeline; however, as described in Note 4 to our condensed financial statements included in this Quarterly Report on Form 10-Q, $25 million of the total sale proceeds to 454 stockholders has been placed in an escrow account in order to secure certain indemnification rights of RDO and its affiliates. Our portion of the $25 million escrow fund totals $14.1 million. Under the Merger Agreement, Roche is entitled to indemnification for damages incurred by RDO, 454 and certain other RDO affiliates as a result of the following: breaches of representations, warranties or covenants made by 454 in the Merger Agreement; any payments by Roche or 454 to 454 stockholders who have made successful demands under Delaware law for appraisal, or payment of the fair value of their 454 shares as determined by the Delaware Court of Chancery, in excess of the sale proceeds which would otherwise have been payable to such stockholders pursuant to the merger agreement; costs incurred by the indemnified parties in connection with appraisal proceedings and compliance with certain environmental laws; and costs incurred by the indemnified parties in connection with the sale of 454 that were not previously taken into account in determining the price paid by RDO for 454. If RDO makes a successful claim for indemnification due to one or more of these reasons, the amount of the escrow account that is available for distribution to us and other 454 stockholders at the end of the 15-month escrow period will be reduced or eliminated.

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

•	acquisition, licensing, and other costs related to the expansion of our operations;

•	losses and expenses related to our investments;

•	regulatory developments;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees, or research payments under the terms of our external alliances and collaborations and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter.

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

We have a diversified portfolio of investments of which $22.3 million at June 30, 2007 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the first six months of 2007, the sale price of our stock ranged from a high of $4.80 per share to a low of $1.97 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

In certain circumstances involving a change of control or fundamental change, we may be required to repurchase some or all of the notes due 2011. We cannot be certain that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the notes. Our ability to repurchase the notes in such event may be limited by law, by the indenture, and by such indebtedness and agreements as may be entered into, replaced, supplemented, or amended from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to all securities of CuraGen sold by us within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

Restricted Stock Awards

On May 25, 2007, pursuant to our 2007 Stock Incentive Plan, we awarded an aggregate of 975,000 shares of restricted common stock to five executive officers, which shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The executives did not pay us any cash consideration for the shares.

We did not employ an underwriter in connection with the issuance of the securities described above. The sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All recipients had adequate access to information about us.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 2, 2007.

There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 56,918,094 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class III directors were as follows:

Class III Director Nominees	For	Withheld
David R. Ebsworth, Ph.D.	40,342,207 shares	11,355,952 shares
Patrick J. Zenner	31,390,674 shares	20,307,485 shares

Messrs. Ebsworth and Zenner were each elected to serve for a three-year term of office or until their successors are duly elected and qualified. John H. Forsgren, James J. Noble and Robert E. Patricelli are currently serving as Class I Directors and Frank M. Armstrong and Vincent T. DeVita, Jr. are currently serving as Class II Directors.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the Company’s 2007 Stock Incentive Plan. Of the 56,918,094 shares of common stock present at the Annual Meeting, 24,371,209 shares voted in favor of such proposal, 11,587,001 shares were voted against such proposal and 50,255 shares abstained from voting.

Item 5. Other Information

On August 6, 2007, the Company presented an update on the Company’s clinical programs including the items listed below. In addition, the Company reiterated its 2007 financial guidance previously provided on July 26, 2007 and provided preliminary estimates for use of cash and investments to fund continuing operations during 2008.

Velafermin for the prevention of severe oral mucositis (OM):

Enrollment has been completed in the Phase II randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of a single infusion of velafermin for the prevention of severe OM. A total of 390 patients at 33 centers were enrolled throughout the United States. Primary safety and efficacy assessments of treated patients will be concluded at participating centers during August with preliminary, top-line efficacy results from the completed trial available in mid-October of 2007. Patients will be followed for an additional year to assess long term outcome with results available during the fourth quarter of 2008. The Phase II trial is designed to assess the reduction in the incidence of severe WHO Grade 3 or 4 OM in patients receiving high-dose chemotherapy, with or without total body irradiation (TBI), prior to autologous bone marrow transplantation (BMT). Patients enrolled in the trial were randomized to receive a single infusion of either placebo or one of three doses of velafermin (10 mcg/kg, 30 mcg/kg or 60 mcg/kg) administered 24 hours after BMT.

Belinostat in combination with Velcade® (bortezomib) for Injection against Multiple Myeloma (MM):

In the Phase II open-label clinical trial evaluating intravenous belinostat in combination with Velcade® (bortezomib) for Injection in patients with advanced, refractory MM, two out of four patients enrolled developed acute deterioration in already existing renal insufficiency (ARI) in the first cycle of combination treatment. ARI is a common complication in the treatment of MM patients due to deposition of myeloma protein in the kidney. Three similar events were seen in previously conducted single agent studies with belinostat in patients with MM. No ARI has been observed in any other indication for which intravenous or oral belinostat is being evaluated.

An ongoing Phase I NCI-sponsored clinical trial evaluating intravenous belinostat plus Velcade® (bortezomib) for Injection against solid tumors and lymphoma remains open for enrollment and is continuing to treat patients with the combination. This trial is being conducted under a Clinical Trials Agreement between the NCI and CuraGen.

Belinostat in combination with carboplatin and paclitaxel against ovarian cancer:

To date, three partial responses (two confirmed, one unconfirmed) have been achieved in the 23 heavily pretreated patients with recurrent ovarian cancer enrolled, of which 14 patients remain on study with best response yet to be determined. The response rate observed in Stage I of the study design has triggered expansion of enrollment to a total of 32 patients in this Phase II Simon-Two stage design clinical trial in order to gain a better estimate of the objective response rate and duration of response. CuraGen anticipates presenting updated results during the fourth quarter of 2007.

Belinostat in combination with carboplatin and paclitaxel against bladder cancer:

Patient treatment was recently initiated in this Phase II open-label trial. A total of 15 patients with transitional cell cancer of the bladder will be enrolled to evaluate the safety and efficacy of intravenous belinostat in combination with carboplatin and paclitaxel.

Belinostat in combination with idarubicin against Acute Myelogenous Leukemia (AML):

A Phase I/II clinical trial evaluating belinostat in combination with the idarubicin for the treatment of AML is being initiated at multiple sites in the EU. Patients under the age of 60 with relapsed or refractory AML, or patients over 60 with newly diagnosed or previously treated AML, are eligible for enrollment in the trial. Up to 70 patients will be enrolled and receive intravenous treatment in one of two regimens. Patients will either receive intravenous belinostat administered once daily for five days in combination with idarubicin or a continuous infusion of belinostat with or without idarubicin. Enrollment into the treatment arms will occur in parallel to define the maximum tolerated dose (MTD) for each treatment regimen.

CR011-vcMMAE Phase I/II trial for the treatment of metastatic melanoma:

Enrollment in the Phase I dose-escalation trial to determine the maximum tolerated dose (MTD) of CR011-vcMMAE in patients with unresectable Stage III or IV metastatic melanoma is ongoing. Upon establishment of the MTD, the trial will be advanced into Phase II to further define the safety and efficacy of CR011-vcMMAE. CuraGen anticipates presenting Phase I dose-escalation results in the fourth quarter of 2007.

Item 6. Exhibits

Exhibit 10.1	2007 Stock Incentive Plan of the Registrant

Exhibit 10.2	Form of Non-Qualified Stock Option Agreement of the Registrant under the 2007 Stock Incentive Plan

Exhibit 10.3	Form of Incentive Stock Option Agreement of the Registrant under the 2007 Stock Incentive Plan

Exhibit 10.4	Form of Restricted Stock Agreement (standard) under the 2007 Stock Incentive Plan

Exhibit 10.5	Form of Restricted Stock Agreement for restricted stock awards granted on May 25, 2007 to each of Frank M. Armstrong, Paul M. Finigan, Timothy M. Shannon, Elizabeth A. Whayland and David M. Wurzer under the 2007 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	CuraGen Corporation

	By:	/s/ Frank M. Armstrong, M.D.
Frank M. Armstrong, M.D.
Chief Executive Officer and President
(principal executive officer of the registrant)

Dated: August 9, 2007	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
	Exhibit 10.1	2007 Stock Incentive Plan of the Registrant

	Exhibit 10.2	Form of Non-Qualified Stock Option Agreement of the Registrant under the 2007 Stock Incentive Plan

	Exhibit 10.3	Form of Incentive Stock Option Agreement of the Registrant under the 2007 Stock Incentive Plan

	Exhibit 10.4	Form of Restricted Stock Agreement (standard) under the 2007 Stock Incentive Plan

	Exhibit 10.5	Form of Restricted Stock Agreement for restricted stock awards granted on May 25, 2007 to each of Frank M. Armstrong, Paul M. Finigan, Timothy M. Shannon, Elizabeth A. Whayland and David M. Wurzer under the 2007 Stock Incentive Plan

	Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.