Form 10-Q
period 2007-09-30
CURAGEN CORP
filed 2007-11-09
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 58,050,556.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$68,580	$58,486
Restricted cash	14,366	—
Short-term investments	13,707	23,473
Marketable securities	56,930	82,434

Cash and investments	153,583	164,393
Income taxes receivable	394	543
Accounts receivable	—	926
Prepaid expenses	1,531	2,595
Assets held for sale	442	34,881

Total current assets	155,950	203,338

Property and equipment, net	556	12,214
Intangible and other assets, net	1,991	11,742

Total assets	$158,497	$227,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$448	$321
Accrued expenses	3,913	3,289
Accrued payroll and related items	1,417	1,810
Interest payable	547	3,306
Current portion of deferred revenue	89	89
Other current liabilities	1,906	1,575
Current portion of convertible subordinated debt	—	66,228
Liabilities held for sale	—	30,735

Total current liabilities	8,320	107,353

Long-term liabilities:
Convertible subordinated debt, net of current portion	109,391	110,000
Deferred revenue, net of current portion	1,108	1,174

Total long-term liabilities	110,499	111,174

Commitments and contingencies

Stockholders' equity:
Common Stock; $.01 par value, issued and outstanding 58,040,464 shares at September 30, 2007, and 56,390,682 shares at December 31, 2006	580	564
Additional paid-in capital	524,951	518,827
Accumulated other comprehensive (loss) income	(850)	2,348
Accumulated deficit	(485,003)	(512,972)

Total stockholders' equity	39,678	8,767

Total liabilities and stockholders' equity	$158,497	$227,294

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaboration revenue	$22	$—	$66	$2,284

Operating expenses:
Research and development	8,074	10,692	30,480	33,139
General and administrative	2,568	3,556	9,631	10,287
Restructuring charges	1,058	—	8,537	—

Total operating expenses	11,700	14,248	48,648	43,426

Loss from operations	(11,678)	(14,248)	(48,582)	(41,142)
Interest income	1,861	1,742	4,060	5,452
Interest expense	(1,273)	(2,334)	(4,172)	(7,019)
Gain on extinguishment of debt	169	—	169	—
Gain on sale of long-term marketable securities	973	—	973	—

Loss from continuing operations before income tax benefit	(9,948)	(14,840)	(47,552)	(42,709)
Income tax benefit	50	52	160	161

Loss from continuing operations	(9,898)	(14,788)	(47,392)	(42,548)

Discontinued operations:
Loss from discontinued operations	—	(1,092)	(2,991)	(1,495)
Gain on sale of subsidiary	—	—	78,352	—

(Loss) income from discontinued operations	—	(1,092)	75,361	(1,495)

Net (loss) income	$(9,898)	$(15,880)	$27,969	$(44,043)

Basic and diluted loss per share from continuing operations	$(0.18)	$(0.27)	$(0.85)	$(0.77)
Basic and diluted (loss) income per share from discontinued operations	—	(0.02)	1.35	(0.03)

Basic and diluted net (loss) income per share	$(0.18)	$(0.29)	$0.50	$(0.80)

Weighted average number of shares used in computing basic and diluted net (loss) income per share	55,965	54,932	55,699	54,784

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$27,969	$(44,043)
(Income) loss from discontinued operations	(75,361)	1,495
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred revenue, net of current portion	(66)	—
Depreciation and amortization	3,304	5,671
Impairment of long lived assets held for sale	6,273	—
Stock-based compensation	3,030	4,075
Stock-based 401(k) plan employer match	332	268
Non-cash interest income	345	659
Non-cash interest income - Restricted cash	(237)	—
Gain on extinguishment of debt	(169)	—
Gain on sale of long-term marketable securities	(973)	—
Changes in assets and liabilities:
Income taxes receivable	149	239
Accrued interest receivable	587	214
Accounts receivable	926	42
Prepaid expenses	1,254	(460)
Intangible and other assets, net	141	(138)
Accounts payable	136	119
Accrued expenses	191	561
Accrued payroll and related items	(393)	408
Interest payable	(2,759)	(2,093)
Deferred revenue	—	(2,901)
Other current liabilities	331	(559)

Net cash used in operating activities	(34,990)	(36,443)

Cash flows from investing activities:
Acquisitions of property and equipment	(174)	(380)
Proceeds from sale of fixed assets	29	134
Payments for intangible assets	—	(7)
Purchases of short-term investments	(7,966)	(29,167)
Proceeds from sales of short-term investments	1,401	3,118
Proceeds from maturities of short-term investments	15,900	8,562
Purchases of marketable securities	(5,694)	(11,710)
Proceeds from sales of marketable securities	26,543	38,619
Proceeds from maturities of marketable securities	11,090	43,300
Proceeds from disposal of assets of discontinued operations	82,023	—
Proceeds from sale of held for sale assets	2,217	—
Restricted cash	(14,129)	—

Net cash provided by investing activities	111,240	52,469

Cash flows from financing activities:
Proceeds from exercise of stock options	72	375
Repayment of convertible debt	(66,228)	—

Net cash (used in) provided by financing activities	(66,156)	375

Cash flows from discontinued operations:
Net operating cash flows used in discontinued operations	(379)	(7,804)
Net investing cash flows (used in) provided by discontinued operations	(74)	8,438
Net financing cash flows provided by discontinued operations	23	338

Net cash (used in) provided by discontinued operations	(430)	972

Net increase (decrease) in cash and cash equivalents of subsidiary held for sale	430	(972)

Net increase in cash and cash equivalents	10,094	16,401
Cash and cash equivalents, beginning of period	58,486	17,697

Cash and cash equivalents, end of period	$68,580	$34,098

Supplemental cash flow information:
Interest paid	$6,499	$8,463

Income tax benefit payments received, net of payments made	$407	$1,114

Acquisition of property and equipment, unpaid at end of period	$—	$11

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its former majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated. CuraGen reclassified its prior financial statements to present the assets and liabilities and operating results of 454 as held for sale on the condensed consolidated Balance Sheets and as a discontinued operation on the condensed consolidated Statements of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Note 4). The Merger Agreement was subsequently assigned by Roche Holdings, Inc. to its affiliate Roche Diagnostics Operations, Inc. (“RDO”), which is also an affiliate of Roche. The sale of 454 to RDO pursuant to the Merger Agreement closed on May 25, 2007.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Comprehensive (Loss) Income

The accumulated balance of other comprehensive (loss) income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(9,898)	$(15,880)	$27,969	$(44,043)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	(1,195)	612	(2,271)	3,497
Reclassification adjustment for (gains) losses included in net (loss) income	(968)	128	(928)	141

Net unrealized (losses) gains on securities	(2,163)	740	(3,199)	3,638

Total comprehensive (loss) income	$(12,061)	$(15,140)	$24,770	$(40,405)

The Company periodically reviews its investment portfolios to determine if there is an impairment that is other than temporary. As of September 30, 2007, the Company has reviewed its investment portfolio and determined that no other than temporary impairment of its investment portfolio existed.

During the three months ended September 30, 2007, the Company sold its investment in TopoTarget for proceeds of $6,260 and realized a gain of $973.

3.	Segment Reporting

As of December 31, 2006, the Company had two reportable segments, CuraGen and 454. As of March 31, 2007, 454 was classified as a discontinued operation as a result of the Merger Agreement. Accordingly, as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006, respectively, the Company operated as one segment excluding discontinued operations (see Note 5).

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

Under the terms of the Merger Agreement, upon the closing of the sale of 454 to RDO on May 25, 2007, the purchase price before transaction costs was $152,019, of which RDO paid $140,000 in cash and $12,019 was received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the sale. Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company believes it will receive its share of the escrow fund, or $14,129, after expiration of the escrow term and has included such amount in the determination of the gain on sale in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Interest earned on the Company’s portion of restricted cash is being accrued on a quarterly basis and accordingly, $237 was accrued for the period from May 25, 2007 through September 30, 2007. As a result, $14,366 is classified as restricted cash and is included in current assets on the accompanying condensed consolidated Balance Sheets, due to its short-term nature as of September 30, 2007.

Following the closing, as required by the Merger Agreement, 454 prepared a closing balance sheet and calculated its net working capital and net debt as of the closing date. Based upon the closing balance sheet and net working capital and net debt calculations, RDO paid an additional $1,030 in merger consideration to 454 shareholders. In July 2007, CuraGen received $582, its portion of this additional amount, which was included in the calculation of the gain on sale of subsidiary reported in the second quarter of 2007.

5.	Discontinued Operations

The sale of 454 (see Note 4) on May 25, 2007 has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and accordingly, at September 30, 2006, 454’s assets and liabilities have been classified as held for sale. In addition, 454’s operating results are reported as a discontinued operation for the three and nine months ended September 30, 2006 and for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007.

The following table summarizes the financial information for the discontinued operations of 454 for the three and nine months ended September 30, 2006, and for the period January 1, 2007 to May 25, 2007:

	Three months ended September 30,	January 1 to May 25,	Nine months ended September 30,
	2006	2007	2006
Revenue:
Product revenue	$4,806	$14,210	$14,654
Sequencing service revenue	2,777	3,825	7,479
Collaboration revenue	375	1,350	1,125
Grant revenue	949	444	2,296
Milestone revenue	950	3,707	2,850

Total revenue	$9,857	$23,536	$28,404

Operating Expenses:
Cost of product revenue	$2,949	$9,015	$8,890
Cost of sequencing service revenue	1,062	2,207	3,102
Grant research expenses	898	425	2,095
Research and development expenses	3,472	7,908	10,222
General and administrative expenses	3,088	7,075	6,682

Total operating expenses	$11,469	$26,630	$30,991

Loss from discontinued operations before minority interest, net of tax of $18, $0, $26, and $0	$(1,576)	$(3,053)	$(2,319)
Minority interest in loss of discontinued consolidated subsidiary	484	62	824
Gain on sale of subsidiary	—	78,352	—

Income (loss) from discontinued operations	$(1,092)	$75,361	$(1,495)

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

During the three and nine months ended September 30, 2007 and 2006, the Company recognized compensation expense in total operating expenses on the condensed consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation expense with respect to employee stock options	$417	$879	$1,204	$2,126
Compensation expense with respect to restricted stock grants	$755	$716	$2,031	$2,017

Due to the Company’s net loss position, no tax benefit was recorded during the periods presented above.

For the three and nine months ended September 30, 2007 and 2006, the adoption of SFAS 123R had the effect of increasing the loss from continuing operations and basic and diluted loss per share from continuing operations, over amounts that would have been reported using the intrinsic value method under APB 25, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Increase in loss from continuing operations	$417	$879	$1,204	$2,126
Increase in basic and diluted loss per share from continuing operations	$0.01	$0.02	$0.02	$0.04

The fair value of options granted during the three months ended September 30, 2007 and 2006 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Expected stock price volatility	65%	78%
Risk-free interest rate	4.81%	4.49%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and nine months ended September 30, 2007 and 2006 were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
$0.89	$2.15	$1.27	$2.78

The 2007 Stock Incentive Plan (“2007 Stock Plan”) was approved by the Company’s stockholders as of May 2, 2007. The 2007 Stock Plan provides for the issuance of stock options and stock grants to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of common stock were reserved for issuance under the 2007 Stock Plan. A summary of the stock option activity under the 2007 Stock Plan, as of September 30, 2007, and changes during the three months ended September 30, 2007, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding July 1, 2007	109,500	$2.73
Granted	615,056	1.39
Exercised	—
Canceled or lapsed	—

Outstanding September 30, 2007	724,556	1.59	9.91	$21

Exercisable September 30, 2007	107,500	2.73	9.59	$0

There were no options exercised under the 2007 Stock Plan during the three months ended September 30, 2007.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of September 30, 2007, and changes during the three months ended September 30, 2007, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding July 1, 2007	5,988,843	$9.42
Granted	—
Exercised	—
Canceled or lapsed	(1,558,428)	17.07

Outstanding September 30, 2007	4,430,415	6.78	5.56	$0

Exercisable September 30, 2007	3,117,337	7.69	4.52	$0

The total intrinsic value of options exercised under the 1997 Stock Plan during the three months ended September 30, 2006 was $2. There were no options exercised under the 1997 Stock Plan during the three months ended September 30, 2007.

There was no significant activity in the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) during either the three months ended September 30, 2007 or 2006.

As of September 30, 2007 there was $2,075 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.68 years.

A summary of all restricted stock activity under the 2007 Stock Plan as of September 30, 2007, and changes during the three months ended September 30, 2007, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding July 1, 2007	975,000	$1.25
Granted	75,000	1.66
Restrictions lapsed	—
Repurchased upon employee termination	—

Outstanding September 30, 2007	1,050,000	1.28

On May 25, 2007, the Compensation Committee of the Company approved the issuance of an aggregate of 975,000 shares of restricted common stock to five executive officers, which will vest and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market has equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008. In each case, the shares of common stock described above will only vest if the executive is an employee of the Company as of December 31, 2008. Therefore, pursuant to SFAS 123R, these restricted stock awards are deemed to contain a market condition which is reflected in the grant-date fair value of the awards, based on a valuation technique which considered all the possible outcomes of such market condition. Compensation cost is required to be recognized over the requisite service period for an award with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Accordingly, the Company will reverse previously recognized compensation cost for the above awards only if the requisite service is not rendered.

There were no restricted shares vested under the 2007 Stock Plan during the three months ended September 30, 2007.

A summary of all restricted stock activity under the 1997 Stock Plan as of September 30, 2007, and changes during the three months ended September 30, 2007, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding July 1, 2007	1,079,265	$4.33
Granted	—
Restrictions lapsed	(321,075)	4.48
Repurchased upon employee termination	(19,970)	4.46

Outstanding September 30, 2007	738,220	4.26

The total intrinsic value of restricted shares vested under the 1997 Stock Plan during the three months ended September 30, 2007 and 2006 was $398 and $292, respectively.

As of September 30, 2007, there was $2,291 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.07 years.

As a result of the sale of 454 discussed in Note 4 above, 454’s operating results are being reported as discontinued operations for the three and nine months ended September 30, 2006 and for the period January 1, 2007 to May 25, 2007. During the three and nine months ended September 30, 2006, 454 recognized compensation expense of $149 and $338, respectively, with respect to employee stock option awards which is included in loss from discontinued operations.

7.	Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted but not yet exercised under CuraGen’s stock option plans and unvested restricted stock are anti-dilutive and therefore not considered for the diluted income (loss) per share calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock were 18,237,035 and 21,599,705 as of September 30, 2007 and 2006, respectively.

8.	Restructuring Charge

During June and September 2007, the Company underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of its therapeutic pipeline through clinical development, resulting in estimated full year 2007 restructuring charges of $10,527. During the second and third quarters of 2007, the Company recorded total restructuring charges of $8,537. This amount includes an asset impairment charge of $6,273 (associated with the closure of its pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility, or BPS, on July 27, 2007), $1,838 related to employee separation costs paid in cash, $168 of non-cash employee separation costs and $258 of other asset write-offs. Pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructurings, the individual’s ownership of such restricted shares shall become immediately vested if the Company terminates the individual’s employment or service by way of an “involuntary termination.”

The following table details the charges, cash payments and balance of the restructuring reserves as of and for the nine months ended September 30, 2007:

	Charges	Cash Payments in 2007	Reserve at September 30, 2007
Employee separation costs:
Cash	$1,838	$991	$847
Non-cash	168

Total employee separation costs	2,006

Impairment of assets:
Assets to be disposed of by sale	6,531

Total restructuring activity	$8,537

Additional restructuring charges for severance and related benefits of approximately $1,905 and non-cash restructuring charges related to the accelerated vesting of restricted stock grants of approximately $85 will be recorded during the fourth quarter of 2007, as they relate to services to be performed by those affected employees who will be completing ongoing projects through the end of 2007.

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

As a result of the implementation of FIN 48, the Company recorded no adjustments in its unrecognized income tax benefits. As of January 1, 2007 and September 30, 2007, the Company had unrecognized income tax benefits totaling $0.8 million and $0.9 million, respectively. If recognized, all of the unrecognized tax benefits would be recorded as a benefit to income tax expense on the condensed consolidated statements of operations. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

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

10.	Extinguishment of Debt

Effective September 28, 2007, the Company repurchased a total of $609 of its 4% convertible subordinated debentures due February 2011, for total consideration of $430, plus accrued interest of $3 to the date of repurchase. As a result of the transaction, in the third quarter of 2007 the Company recorded a gain of $169 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. The transaction closed on October 2, 2007. Accordingly, the amount payable at closing of $433 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2007.

See Note 11 which describes the Company’s repurchase of an additional $13,251 of its 4% convertible subordinated debentures due February 2011, during October 2007.

11.	Subsequent Event

During October 2007, the Company repurchased $13,251 of its 4% convertible subordinated debentures due February 2011, for total consideration of $9,463, plus accrued interest of $87 to the date of repurchase. As a result of the transaction, in the fourth quarter of 2007, the Company will record a gain of $3,571 in “Gain on extinguishment of debt,” which is offset by the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

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

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel therapeutics for the treatment of cancer. We have taken a systematic approach to identifying and validating promising therapeutic targets and our efforts are currently focused on developing and advancing two potential therapeutics, belinostat (PXD101) and CR011-vcMMAE through clinical development, and towards commercialization.

Corporate Restructuring

During June and September 2007, we underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in estimated full year 2007 restructuring charges of $10.5 million. During the second and third quarters of 2007, we recorded total restructuring charges of $8.5 million. This amount includes an asset impairment charge of $6.3 million associated with the closure of our pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility, or BPS, on July 27, 2007. The BPS facility is a 29,000 square foot, leased facility that was used by us for pilot scale production of proteins and antibodies. The BPS primarily supported early-stage pipeline development and non-GMP manufacturing efforts. In addition, $1.8 million related to employee separation costs paid in cash, $0.2 million of non-cash employee separation costs and $0.2 million of other asset write-offs were included in the total restructuring charges of $8.5 million. We also announced a reduction in workforce of approximately 55 employees, primarily composed of preclinical and manufacturing researchers, and additional support staff from within the organization. Affected employees will be eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The restructuring actions are expected to be substantially completed by the end of 2007.

Additional restructuring charges for severance and related benefits of approximately $1.9 million and non-cash restructuring charges related to the accelerated vesting of restricted stock grants of approximately $0.1 million will be recorded during the fourth quarter of 2007, as they relate to services to be performed by those affected employees who will be completing ongoing projects through the end of 2007.

Completion of 454 Acquisition

On May 25, 2007, the acquisition of 454 Life Sciences Corporation, a Delaware corporation and our majority-owned subsidiary, or 454, by Roche Diagnostics Operations, Inc., or RDO, was completed. The acquisition was accomplished through the merger of 13 Acquisitions, Inc., a Delaware corporation and a direct wholly-owned subsidiary of RDO, with and into 454, or the Merger, with 454 continuing after the Merger as the surviving corporation as a direct wholly-owned subsidiary of RDO, all in accordance with an Agreement and Plan of Merger dated March 28, 2007 by and among Roche Holdings, Inc., 454 and 13 Acquisitions, or the Merger Agreement. Roche Holdings, Inc. subsequently assigned its rights and obligations under the Merger Agreement to RDO, an indirect wholly-owned subsidiary of Roche Holdings, Inc., prior to the closing of the Merger. Roche Holdings, Inc. and RDO are affiliates of F. Hoffman-La Roche Ltd.

The purchase price paid for 454 by RDO was $152.0 million in cash, of which RDO paid $140.0 million in cash and $12.0 million of which was received from the exercise of 454 stock options following the signing of the Merger Agreement. Of the $140.0 million received from RDO, $25.0 million was placed in escrow for a period of 15 months from the date of closing, or until August 25, 2008, to secure the indemnification rights of RDO and its affiliates. Our portion of the escrow amounted to $14.1 million and is included in the net proceeds of $82.0 million received during the second quarter of 2007. Interest earned on our portion of restricted cash is being accrued on a quarterly basis and accordingly, $0.2 million was accrued for the period from May 25, 2007 through September 30, 2007. Accordingly, $14.3 million is classified as restricted cash and included in current assets on the accompanying condensed consolidated balance sheet as of September 30, 2007.

Following the closing, as required by the Merger Agreement, 454 prepared a closing balance sheet and calculated its net working capital and net debt as of the closing date. Based upon the closing balance sheet and net working capital and net debt calculations, RDO paid an additional $1.0 million in merger consideration to 454 shareholders. In July 2007, we received $0.6 million, our portion of this additional amount, which is included in the calculation of the gain on sale of subsidiary on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

Termination of velafermin development program

On October 11, 2007, we announced that our Phase II dose-confirmatory clinical trial on velafermin, designated CLN-12, did not meet its primary endpoint. Based on these trial results, we have discontinued the development of velafermin although patients from this study will need to be followed for approximately one year post treatment for protocol specified safety monitoring. Therefore, the study will not be clinically complete until approximately September 2008. No new obligations will be initiated with this program. The complete clinical trial results from CLN-12 will be presented in December at the American Society of Hematology, or ASH, 2007 Annual Meeting in Atlanta, GA.

CuraGen Clinical Oncology Pipeline; Recent Developments

We are currently focusing our resources on the development of the following clinical oncology therapeutics for the treatment of cancer:

Belinostat—is a small molecule therapeutic that inhibits the activity of the enzyme histone deacetylase, or HDAC, and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. We are conducting clinical trials evaluating intravenous and oral belinostat for:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Milestone
Solid tumors	Ib	Combination with 5-fluorouracil (“5-FU”)	September 2005	Results presented June 2007

Solid tumors	Ib	Combination with paclitaxel and/or carboplatin	September 2005	Results presented June 2007

T-cell lymphoma	II	Monotherapy	January 2006	Updated preliminary results anticipated in December 2007

Advanced solid tumors	I	Oral belinostat monotherapy	August 2006	Results presented October 2007

Ovarian cancer	II	Combination with paclitaxel and/or carboplatin	November 2006	Results presented October 2007

Bladder cancer	II	Combination with paclitaxel and/or carboplatin	June 2007	Preliminary results anticipated in the second half of 2008

On October 25, 2007, we provided an update on clinical trial results that were presented on intravenous and oral belinostat at the 2007 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Phase II results from our Phase II open-label trial evaluating a dose regimen consisting of belinostat in combination with carboplatin and paclitaxel, referred to as BelCaP, were reported on 23 patients including efficacy data for 16 patients who had available pre- and post-baseline assessments of tumor. During the Phase Ib dose-escalation of this trial, BelCaP was previously shown at the 2007 American Society of Clinical Oncology, or ASCO, Annual Meeting to be generally well tolerated. Safety results from the ongoing Phase II portion of this trial also suggest that BelCaP is generally well tolerated on patients with relapsed ovarian cancer. Reduction in tumor size was seen in 15 of 16 patients by radiologic assessment. As of the date of presentation, objective responses were observed in 8 patients, including 2 partial responses confirmed by RECIST and 6 additional responses that were pending radiologic confirmation. Thirteen additional patients had treatment ongoing with continued radiologic assessment of tumor to determine best response. The target enrollment of 34 patients for the trial was met.

We also reported on October 25, 2007 that initial results from an ongoing Phase I open-label, multi-center dose-escalation trial evaluating oral belinostat were presented at the 2007 AACR-NCI-EORTC conference. The goal of the study is to establish the maximum tolerated dose, or MTD, for oral belinostat administered once or twice daily in one of two regimens (either continuous daily dosing or dosing days one through 14 in a 21-day cycle). At the time of the presentation, data were available on 60 patients enrolled into the dose-escalation study with 46 patients on the continuous daily regimen and 14 patients dosed days one through 14 in a 21-day cycle. The most frequent adverse events reported were fatigue, anorexia and nausea. More than 2,400 ECGs were collected in this trial, with no grade 3 or 4 QTc changes noted. During the study, 15 patients (25%) achieved stable disease, or SD, for greater than or equal to 12 weeks, with no RECIST-defined objective responses currently reported. Dose-escalation performed with 250 mg capsules of oral belinostat resulted in a presumptive continuous dosing MTD of 250 mg twice daily. The MTD for dosing of oral belinostat on days one through 14 in a 21-day cycle has not yet been reached.

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

On August 6, 2007, we also announced we are preparing to initiate a Phase I/II clinical trial evaluating belinostat in combination with the idarubicin for the treatment of acute myelogenous leukemia, or AML. The study will be conducted at multiple sites in the European Union. Up to 70 patients will be enrolled and receive intravenous treatment in one of two regimens. Patients will either receive intravenous belinostat administered once daily for five days in combination with idarubicin or a continuous infusion of belinostat with or without idarubicin. Enrollment into the treatment arms will occur in parallel to define the MTD, for each treatment regimen.

On June 12, 2007, we presented an update on the clinical development program for belinostat and reported preliminary clinical trial results suggesting clinical activity of belinostat against cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL. We reported interim results from our Phase II trial evaluating belinostat as a single agent on 14 patients with CTCL and 11 evaluable patients with PTCL. In the CTCL arm, patients had received a median of six prior lines of therapy. Four of 14 patients achieved an objective response after receiving belinostat for an objective response rate of 29%, including one complete response and three partial responses. Time to response ranged from 8 to 57 days. As demonstrated by a decrease in severity weighted assessment tool, or SWAT, scores, 77% of evaluable patients showed an improvement in skin burden of CTCL. As previously announced in December 2006, the CTCL arm was expanded to enroll up to 34 patients to further refine the magnitude of the objective response rate. In the PTCL arm, two of 11 evaluable patients achieved an objective response including one complete response and one partial response, with best responses not yet determined in 2 patients whose treatment is ongoing. We announced that based on a recent review of this data internally and with the study investigators, the degree of activity observed in the first phase of this study meets the predefined criteria to expand enrollment of the PTCL arm to a total of 34 patients.

Also in June 2007, we reported that Phase Ib dose-escalation results on 25 patients with advanced solid tumors were presented at ASCO and indicated that the combination of intravenous belinostat plus 5-FU is generally well tolerated. Two dose limiting toxicities, including one Grade 3 stomatitis and one Grade 3 angina were reported in the highest dose group evaluating 1000 mg/m 2 /day belinostat plus 1000 mg/2m2/day 5-FU. All patients received extensive pre- and post-treatment ECG monitoring with no Grade 3 QTc prolongation noted.

Of the 23 evaluable patients, a total of seven patients achieved SD (range 2 – 8 cycles), with two patients on treatment as of June 2007, and no objective responses noted. No consistent effect was seen on the expression of thymidylate synthase, or TS, in peripheral blood mononuclear cells from this population. As of June 12, 2007, enrollment of patients is continuing into the 1000 mg/m2/day belinostat and 500 mg/m2/day 5-FU dose cohort. Six additional patients are planned to be enrolled at this dose to determine whether there is any effect on the expression of TS in tissue samples, although further development of this indication is not planned at this time.

In addition to the clinical trials being sponsored by us, the National Cancer Institute, or NCI, is also conducting clinical trials evaluating intravenous belinostat, both alone and in combination, for other cancer indications under a Clinical Trials Agreement we signed with the NCI in August 2005:

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

During the 2007 AACR-NCI-EORTC International Conference in October 2007, results from two NCI-sponsored clinical trials evaluating intravenous belinostat as either monotherapy for the treatment of ovarian cancer or in combination with Velcade®, or bortezomib, for advanced solid tumors or lymphomas were presented.

Data from an ongoing Phase II open-label trial evaluating intravenous belinostat monotherapy on patients with either refractory or relapsed platinum resistant epithelial ovarian cancer, or EOC, or patients with micropapillary/borderline, or LMP, ovarian tumors were reported. Tumor response was assessed by RECIST and CA-125 criteria every two cycles. During the presentation it was reported that belinostat was safe and generally well-tolerated in these two ovarian cancer populations. A total of patients with LMP tumors received a median of 4 treatment cycles (range 1 to 13), with one LMP patient achieving a partial response, or PR, one patient having a CA-125 response, nine SD, and two not evaluable. Six patients remain on study. Objective responses to belinostat monotherapy were not observed in a heavily pre-treated well-defined platinum-resistant population of patients with EOC.

A presentation of data on 17 patients, of which 14 were evaluable, were reported from an ongoing Phase I open-label, dose-escalation study evaluating intravenous belinostat in combination with bortezomib for the treatment of advanced solid tumors or lymphomas was also made during the 2007 AACR-NCI-EORTC International Conference. Belinostat in combination with bortezomib were well tolerated at doses up to 600 mg/m2 belinostat and 1.3 mg/m2 bortezomib, with ongoing enrollment of patients into this dosing cohort. Activity of the combination reported included one patient with Ewing’s Sarcoma that has maintained SD for 4 cycles, and two patients, one with peritoneal and one with appendiceal carcinoma, that have maintained SD for 3 cycles. Adverse events were generally grades 1-2 and reversible. No grade 4 non-hematologic toxicities were reported.

CR011-vcMMAE—is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont and utilizes antibody-drug conjugate, or ADC, technology licensed from Seattle Genetics to attach MMAE to yield CR011-vcMMAE.

On October 24, 2007, we announced initial Phase I results with CR011-vcMMAE that were presented at the 2007 AACR-NCI-EORTC International Conference. The open-label, multi-center, dose escalation study is evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. The first part of the trial has been evaluating cohorts of patients receiving increasing doses of CR011-vcMMAE to determine the MTD. The trial has treated 25 patients with doses of up to 2.63 mg/kg CR011-vcMMAE administered intravenously once every three weeks. CR011-vcMMAE has been generally well-tolerated with no dose limiting toxicities observed to date. Dose escalation is ongoing until the MTD has been reached. Clinical activity consisting of stable disease in six patients lasting four cycles or longer has been reported with four patients achieving reductions in tumor size of up to 20%.

After determination of the MTD, up to approximately 32 additional patients are expected to be enrolled and treated at the MTD to further define safety and efficacy in this trial.

Summary

We seek to generate value for our shareholders by developing novel therapeutics for the treatment of cancer. We seek to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Our failure to successfully develop pharmaceutical products that we can commercialize would materially adversely affect our business, financial condition and results of operations. Royalties or other revenue generated from commercial sales of therapeutic products developed through the application of our technologies and expertise are not expected for several years, if at all.

We expect to continue incurring substantial research and development expenses relating to clinical trials required for the development of novel therapeutics and external programs that we identify as being promising and synergistic with our products and expertise. Conducting clinical trials is a lengthy, time-consuming and expensive process. As a result, we expect to incur continued losses over the next several years.

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

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended September 30, 2007 and 2006 (in millions):

	Three months ended September 30,
	2007	2006	$ Change	% Change
Collaboration revenue	$—	$—	$—	0%
Research and development expenses	8.1	10.7	(2.6)	(24)%
General and administrative expenses	2.6	3.6	(1.0)	(28)%
Restructuring charges	1.1	—	1.1	100%
Interest income	1.9	1.7	0.2	12%
Interest expense	1.3	2.3	(1.0)	(43)%
Gain on extinguishment of debt	0.2	—	0.2	100%
Gain on sale of long-term marketable securities	1.0	—	1.0	100%
Income tax benefit	0.1	0.1	—	0%
Loss from discontinued operations	—	1.1	(1.1)	(100)%

Net loss	$(9.9)	$(15.9)

The following table sets forth a comparison of the components of our net income (loss) for the nine months ended September 30, 2007 and 2006 (in millions):

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Collaboration revenue	$—	$2.3	$(2.3)	(100)%
Research and development expenses	30.5	33.2	(2.7)	(8.1)%
General and administrative expenses	9.6	10.3	(0.7)	(7)%
Restructuring charges	8.5	—	8.5	100%
Interest income	4.0	5.5	(1.5)	(27)%
Interest expense	4.2	7.0	(2.8)	(40)%
Gain on extinguishment of debt	0.2	—	0.2	100%
Gain on sale of long-term marketable securities	1.0	—	1.0	100%
Income tax benefit	0.2	0.2	—	0%
Loss from discontinued operations	3.0	1.5	1.5	100%
Gain on sale of subsidiary	78.4	—	78.4	100%

Net income (loss)	$28.0	$(44.0)

Collaboration revenue. The decrease in our collaboration revenue for the nine month period ended September 30, 2007, as compared to the nine month period ended September 30, 2006 was due to the completion of work under the Bayer AG Pharmacogenomics Agreement during the second quarter of 2006. We do not expect to recognize additional collaboration revenue during 2007, with the exception of immaterial amounts of collaboration revenue related to the amortization of the $1.3 million received during 2006 from the LEO Pharma/TopoTarget licensing agreement. We had no material collaboration revenue for either of the three month periods ending September 30, 2006 or 2007.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; supplies and reagents; perpetual license fees; depreciation and amortization; and allocated facility costs. Historically, our research and development efforts have been concentrated on three major project areas: clinical trials; preclinical drug candidates; and collaborations. However, upon completion of our work on the Bayer AG Pharmacogenomics Agreement during the second quarter of 2006, and subsequent to our decision in the first quarter of 2007 to focus our resources during 2007 exclusively on generating clinical trial results from our lead oncology drug development programs, our research and development efforts are now being concentrated solely on clinical trials. We budget and monitor our research and development costs by expense category, rather than by specific project, because these costs often benefit multiple projects.

Below is a summary that reconciles our total research and development expenses for the three and nine month periods ended September 30, 2007 and 2006 (in millions):

	Three months ended September 30,
	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$5.0	$4.7	$0.3	6%
Salary and benefits	2.2	3.0	(0.8)	(27)%
Supplies and reagents	—	0.4	(0.4)	(100)%
Depreciation and amortization	—	0.5	(0.5)	(100)%
Allocated facility costs	0.9	2.1	(1.2)	(57)%

Total research and development expenses	$8.1	$10.7

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$16.7	$14.0	$2.7	19%
Salary and benefits	7.6	8.5	(0.9)	(11)%
Supplies and reagents	0.6	1.4	(0.8)	(57)%
Perpetual license fees and milestone payments	0.1	1.3	(1.2)	(92)%
Depreciation and amortization	1.1	2.1	(1.0)	(48)%
Allocated facility costs	4.4	5.9	(1.5)	(25)%

Total research and development expenses	$30.5	$33.2

The decrease in our research and development expenses for the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006, was primarily due to our decision in the first quarter of 2007 to focus our resources during 2007 exclusively on generating clinical trial results from our lead oncology drug development programs, as well as the second quarter 2007 restructuring, which included the closing of our BPS. The decrease in our research and development expenses for the nine month period ended September 30, 2007, as compared to the nine month period ended September 30, 2006, was due to a decrease in license fees and milestone payments (related to our collaboration with Seattle Genetics) offset by an increase in contractual and manufacturing costs. The decrease was also due to our decision in the first quarter of 2007 to focus our resources during 2007 exclusively on generating clinical trial results from our lead oncology drug development programs as well as the second quarter 2007 restructuring which included the closing of our BPS. We anticipate our research and development expenses for the remainder of 2007 will decrease due to the second and third quarter 2007 restructurings, which included the closing of our BPS.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of September 30, 2007, as well as the current direct research and development expenses for the three and nine month periods ended September 30, 2007 and 2006 which were incurred on or after we started conducting a Phase I clinical trial for a clinical candidate (in millions):

Therapeutic Area and Clinical Candidate	Class	Cumulative as of September 30, 2007 (since commencement of Phase I)	Indication	Trial Status
Cancer Supportive Care

Velafermin	Protein	$48.6	Oral Mucositis	CLN-12 safety surveillance on-going

Oncology

Belinostat	Small Molecule	$41.1	Various Cancers	Phase II

CR011-vcMMAE	Antibody-Drug Conjugate	$6.3	Metastatic Melanoma	Phase I

Kidney Inflammation

CR002	Antibody	$1.8	Kidney Inflammation	Phase I

	Three Months Ended		Nine Months Ended
Therapeutic Area and Clinical Candidate	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cancer Supportive Care

Velafermin	$3.6	$3.4	$11.5	$7.9

Oncology

Belinostat	$4.1	$2.6	$10.7	$7.6

CR011-vcMMAE	$0.5	$1.0	$1.9	$3.8

Kidney Inflammation

CR002	$0.1	$0.1	$0.1	$0.2

We expect that the full year 2007 direct research and development expenses incurred in connection with our development of velafermin will increase as compared to full year 2006. Although we completed enrollment in our Phase II trial in August 2007 pursuant to our decision to discontinue our velafermin program, additional costs associated with planned safety follow up visits and other trial close out activities will be incurred through the third quarter of 2008. We expect that the direct research and development expenses incurred in connection with our development of belinostat will increase in 2007 as compared to 2006. The expected increase during 2007 is related to higher enrollment of patients into our ongoing Phase I and Phase II clinical trials. We expect the CR011-vcMMAE expenses to decrease in 2007 as compared to 2006 due to the completion of manufacturing activities during 2006. We expect no material costs related to CR002 in 2007; we are seeking to license CR002 to a partner with the necessary resources and expertise required for developing this potential therapeutic.

Currently, our potential pharmaceutical products require significant research and development efforts, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting, or have conducted, human studies with respect to belinostat, CR011-vcMMAE, and CR002, we may not be successful in developing or commercializing these or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

Completion of research and development, preclinical testing and clinical trials may take many years. Estimates of completion periods for any of our major research and development projects are highly speculative and variable, and dependent on the nature of the disease indication, how common the disease is among the general populace, and the results of the research. For example, preclinical testing and clinical trials can often go on for an indeterminate period of time since the results of tests are continually monitored, with each test considered “complete” only when sufficient data has been accumulated to assess whether the next phases of clinical trials are warranted or whether the effort should be abandoned. Typically, Phase I clinical trials are expected to last between 12 and 24 months, Phase II clinical trials are expected to last between 24 and 36 months and Phase III clinical trials are expected to last between 24 and 60 months. The most significant time and costs associated with clinical development are the Phase III trials as they tend to be the longest and largest comprehensive studies conducted during the drug development process.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our clinical trials, and a longer period of time before we might achieve profitability from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidates, including belinostat and CR011-vcMMAE, may have a significant impact on our capital requirements.

General and administrative expenses. The decrease in our general and administrative expenses for the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 was primarily due to the second quarter 2007 restructuring. General and administrative expenses for the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006 decreased slightly primarily due to the second quarter 2007 restructuring, offset by consulting and legal fees incurred in the first quarter 2007 in connection with the sale of our shares of 454. We anticipate our general and administrative expenses for the remainder of 2007 to remain consistent with the third quarter of 2007.

Restructuring charge. During June and September 2007, we underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in estimated full year 2007 restructuring charges of $10.5 million. During the second and third quarters of 2007, we recorded total restructuring charges of $8.5 million. This amount includes an asset impairment charge of $6.3 million associated with the closure of our BPS, $1.8 million related to employee separation costs paid in cash, $0.2 million of non-cash employee separation costs and $0.2 million of other asset write-offs. Pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructurings, the individual’s ownership of such restricted shares shall become immediately vested if we terminate the individual’s employment or service by way of an “involuntary termination.”

Additional restructuring charges for severance and related benefits of approximately $1.9 million and non-cash restructuring charges related to the accelerated vesting of restricted stock grants of approximately $0.1 million will be recorded during the fourth quarter of 2007, as they relate to services to be performed by those affected employees who will be completing ongoing projects through the end of 2007.

Interest income. The increase in interest income for the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 was primarily due to higher average quarterly cash and investment balances due to the sale of 454 to RDO as well as higher yields on our investment portfolio. Interest income for the nine month period ended September 30, 2007 decreased as compared to the nine month period ended September 30, 2006, primarily due to lower average quarterly cash and investment balances in the first half of 2007, partially offset by higher average cash and investment balances in the third quarter of 2007 due to the sale of 454 to RDO, as well as higher yields on our investment portfolio. We earned an average yield of 4.7% during the third quarter of 2007 as compared to 4.2% in the third quarter of 2006, and earned an average yield of 4.3% during the first nine months of 2007 as compared to 3.8% during the same period in 2006. We anticipate interest income to be approximately $5.5 million for the full year 2007 due to anticipated lower cash balances resulting from the utilization of cash and investment balances in the normal course of operations. The repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007 and the third and fourth quarter 2007 repurchases of $0.6 million and $13.3 million, respectively, of our 4% convertible subordinated debentures due 2011, offset by the receipt of $82.0 million of proceeds from the sale of 454 (assuming full payment to us of our share of the proceeds currently being held in escrow to secure the indemnification rights of RDO and its affiliates) are also expected to contribute to the decrease. We also expect the yields in our investment portfolio to increase during the remainder of 2007.

Interest expense. Interest expense for the three and nine month periods ended September 30, 2007 decreased as compared to the same periods in 2006 due to the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007. We expect interest expense, including interest paid to debt holders, as well as amortization of deferred financing costs, to decrease during the remainder of 2007 as compared to the third quarter of 2007. The anticipated decrease is related to the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007, the third and fourth quarter 2007 repurchases of $0.6 million and $13.3 million, respectively, of our 4% convertible subordinated debentures due 2011 as well as anticipation of additional debt repurchases in the fourth quarter of 2007.

Gain on extinguishment of debt. On September 28, 2007, we repurchased a total of $0.6 million of our 4% convertible subordinated debentures due February 2011, for total consideration of $0.4 million, plus accrued interest to the date of repurchase. As a result of the transaction, in the third quarter of 2007, we recorded a gain of $0.2 million in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. We anticipate recording additional gains on repurchases of debt in the fourth quarter of 2007.

Gain on sale of long-term marketable securities. During the three months ended September 30, 2007, we sold our Investment in TopoTarget for proceeds of $6.3 million and realized a gain of $1.0.

Income tax benefit. We recorded an income tax benefit during the three and nine month periods ended September 30, 2007 and 2006 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2007 income tax benefit to be less than 2006 (before adjustment to reflect statute of limitations expirations) due to an anticipated decrease in research and development expenses for the full year 2007 as compared to the full year 2006.

Loss from discontinued operations. Due to the disposition of 454 in the second quarter of 2007, the results of 454’s operations have been reclassified as discontinued operations for all periods presented. The loss from discontinued operations for the three month period ended September 30, 2007 as compared to the same period in 2006 was due to the sale of 454 to RDO during the second quarter of 2007. As a result, no losses from discontinued operations were recorded during the third quarter of 2007. The increase in the loss from discontinued operations for the nine month period ended September 30, 2007 as compared to the same period in 2006 was due to an increase in 454’s SFAS 123R compensation expense for the accelerated vesting of stock options in connection with the Merger, 454’s research and development expenses associated with additional personnel and lab supplies and an increase in general and administrative expenses primarily due to consulting and legal fees incurred in connection with the sale of 454 to RDO. The increase in expenses were partially offset by an increase in the profit 454 earned on product, grant and milestone revenue. During the third quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, therefore all losses applicable to the minority interest from the third quarter of 2006 through the closing of the sale of 454 to RDO on May 25, 2007 were charged to us.

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

During the third quarter of 2007, we repurchased a total of $0.6 million of our 4% convertible subordinated debentures due February 2011, for total consideration of $0.4 million, plus accrued interest to the date of repurchase. As a result of the transaction, in the third quarter of 2007, we recorded a gain of $0.2 million in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

During October 2007, we repurchased an additional $13.3 million of our 4% convertible subordinated debentures due February 2011, for total consideration of $9.5 million, plus accrued interest of $0.1 million to the date of repurchase. As a result of the transaction, in the fourth quarter of 2007, the Company will record a gain of $3.6 million in “Gain on extinguishment of debt,” which is offset by the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

During September 2007, we sold our Investment in TopoTarget for proceeds of $6.3 million and a realized gain of $1.0 million.

During June and September 2007, we underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in estimated full year 2007 restructuring charges of $10.5 million. During the second and third quarters of 2007, we recorded total restructuring charges of $8.5 million. This amount includes an asset impairment charge of $6.3 million associated with the closure of our pilot manufacturing plant, $1.8 million related to employee separation costs paid in cash, $0.2 million of non-cash employee separation costs and $0.2 million of other asset write-offs. Pursuant to the terms of restricted stock agreements held by various employees being terminated in connection with the restructurings, the individual’s ownership of such restricted shares shall become immediately vested if we terminate the individual’s employment or service by way of an “involuntary termination.”

Additional restructuring charges for severance and related benefits of approximately $1.9 million and non-cash restructuring charges related to the accelerated vesting of restricted stock grants of approximately $0.1 million will be recorded during the fourth quarter of 2007, as they relate to services to be performed by those affected employees who will be completing ongoing projects through the end of 2007.

During May 2007, the sale of 454 to RDO closed and as a result we received net proceeds of $82.0 million, which included $14.1 million to be held in escrow for a period of 15 months after closing of the sale, or until August 25, 2008, to secure the indemnification rights of RDO and its affiliates. If RDO makes successful claims for indemnification, the amount held in escrow will be reduced in whole or in part. We intend to use the proceeds from this transaction to continue funding our business and the clinical trials being conducted on belinostat, and CR011-vcMMAE. In July 2007, we received $0.6 million, our portion of 454’s net working capital and net debt adjustment as of the closing date.

On February 2, 2007, we repaid at maturity the remaining $66.2 million balance of the 6% convertible subordinated debentures, plus accrued interest of $2.0 million.

Cash and investments. The following table depicts the components of our operating, investing and financing activities for the nine month periods ended September 30, 2007 and 2006, using the direct cash flow method (in millions):

	Nine months ended September 30,
	2007	2006
Cash received from collaborators	$0.9	$0.5
Cash paid to suppliers and employees	(33.0)	(34.6)
Restructuring and related charges paid	(1.6)	(1.3)
Interest income received	4.1	5.5
Interest expense paid	(6.5)	(8.5)
Income tax benefit received	0.4	1.1

Net cash and investments used in operating activities	(35.7)	(37.3)

Cash paid to acquire property and equipment	(0.1)	(0.4)
Proceeds from sale of fixed assets	—	0.1
Proceeds from disposal of assets of discontinued operations	82.0	—
Proceeds from sale of held for sale assets	2.2	—
Proceeds from sale of long-term marketable securities	6.2	—

Net cash and investments provided by (used in) investing activities	90.3	(0.3)

Cash received from employee stock option exercises	0.1	0.4
Cash paid for extinguishment of debt	(66.2)	—

Net cash and investments (used in) provided by financing activities	(66.1)	0.4

Unrealized gain on short-term investments and marketable securities	0.7	0.9

Net decrease in cash and investments	(10.8)	(36.3)
Cash and investments, beginning of period	164.4	211.2

Cash and investments, end of period	$153.6	$174.9

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

Future Liquidity. During the next 24 months we expect to continue to fund our operations through a combination of the following sources: cash and investment balances; interest income; potential public securities offerings; and/or private strategic-driven transactions. At September 30, 2007, approximately $0.5 million of proceeds from the sale of assets under the June 2007 restructuring are expected to be received during the fourth quarter of 2007. During May 2007, the sale of 454 to RDO closed and we received net proceeds of $82.0 million, which included $14.1 million to be held in escrow for a period of 15 months after closing of the merger. We plan to use the proceeds to continue generating clinical trial results from our two late stage oncology programs, belinostat and CR011-vcMMAE, which will potentially enable us to bring one or more of these products into registrational or Phase III trials during 2008. On February 2, 2007, we repaid the remaining $66.2 million balance of the 6% convertible subordinated debentures plus accrued interest of $2.0 million. We plan to continue making substantial investments to advance our clinical drug pipeline. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; perpetual license fees; potential milestone payments; and payments of interest to the holders of our convertible subordinated debt due in 2011.

We will continue to evaluate options to repurchase or refinance a portion of our outstanding 4% convertible debentures that mature on February 15, 2011. Any repurchases might occur through cash purchases and/or exchange for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. We may use sources of liquidity for working capital, and for general corporate purposes and potentially for future acquisitions of complementary businesses or products or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of our acquisitions, our product development activities, and our investments in technology and the amount of cash generated by our operations. Actual expenditures may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements for the next 24 months. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline, we believe that we are building substantial value for our shareholders. The adequacy of our available funds to meet our future operating and capital requirements, including the repayment of the $109.4 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; costs incurred in enforcing and defending our patent claims; other intellectual property rights; and the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of September 30, 2007. As compared to the Contractual Obligations disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006, this table no longer includes 454, which was sold in May 2007. In addition, the figure shown below for 2008 purchase commitments includes $1.8 million in costs associated with planned safety follow up visits in the velafermin clinical trial and other trial close out activities.

Some of the amounts we include in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2007	2008	2009	2010	2011
Long-term debt obligations	$109.4	$—	$—	$—	$—	$109.4
Interest on convertible subordinated debt	15.4	—	4.4	4.4	4.4	2.2
Operating leases	1.2	0.5	0.7	—	—	—
Purchase commitments	8.1	2.6	5.0	0.5	—	—

Total	$134.1	$3.1	$10.1	$4.9	$4.4	$111.6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of September 30, 2007 include $109.4 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of September 30, 2007, the market value of our $109.4 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $76.7 million. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In fiscal year 2006, approximately 94% of our gross consolidated revenues were derived from product, sequencing service, collaboration, grant and milestone revenue from 454. As a result of the acquisition of 454 by RDO, our revenue sources now consist of limited amounts of collaboration revenue related to the LEO Pharma/TopoTarget licensing agreement. Accordingly, we have no meaningful source of recurring revenue for the short term.

We have a history of operating losses and expect to incur operating losses in the future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We experienced net losses of $59.8 million in 2006, $73.2 million in 2005 and $90.4 million in 2004, and as of September 30, 2007 had an accumulated deficit of $485.0 million. During the nine months ended September 30, 2007, we reported net income of $28.0 million, as a result of the gain on the sale of our stake in 454. We anticipate incurring additional losses as we focus our resources on prioritizing, selecting, and advancing our most promising drug candidates. We may never have operating income or achieve significant revenues.

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

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidates are belinostat, which is in multiple Phase I and Phase II clinical trials, and CR011-vcMMAE, which is currently in a Phase I/II clinical trial. Further development of our other preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of our clinical oncology therapeutics. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. For example, we recently decided to discontinue the development of velafermin after reviewing and evaluating the results of Phase II clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for belinostat, CR011-vcMMAE and our other drug candidates may not be predictive of the safety, efficacy or dosing results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for belinostat, CR011-vcMMAE and any other drug candidate we may seek to develop in the future, we face risks that:

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

Even if belinostat, CR011-vcMMAE or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payors. Physicians may elect not to recommend these drugs for a variety of reasons including:

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

We currently rely on a single manufacturer for the clinical supplies of our antibody, and ADC drug candidates and do not currently have relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

We are aware of specific companies that are developing HDAC inhibitors for use in the treatment of cancer that may be competitive with ours. With respect to our HDAC inhibitor, belinostat, Merck & Co., Inc. recently received FDA approval to market Zolinza, or vorinostat, the first HDAC inhibitor approved for use in the U.S., for the treatment of cutaneous T-cell lymphoma. Bayer Schering Pharma AG, Gloucester Pharmaceuticals, Inc., Methylgene, Inc., and Novartis Pharma AG are also currently evaluating HDAC inhibitors in clinical trials for the treatment of cancers, and in combinations with other chemotherapies, that are similar to approaches and indications we are pursuing. In addition, many other pharmaceutical and biotechnology companies are engaged in research and development for the treatment of cancer from which we may face intense competition. We expect belinostat to compete on the basis of efficacy, routes of administration, and potentially safety and economic value compared to drugs used in current practice or currently being developed.

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

As of September 30, 2007, we had total consolidated debt of $109.4 million which is due in February 2011; and for the year ended December 31, 2006, we had a deficiency of earnings available to cover fixed charges of $61.3 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements with respect to our debt that we sold in 2004. The following table shows, as of September 30, 2007, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2008	$4.4
2009	4.4
2010	4.4
2011	2.2

Total	$15.4

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We expect to use the proceeds we receive from the sale of our stake in 454 to make further investments in our clinical drug pipeline; however, as described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, $25 million of the total sale proceeds to 454 stockholders has been placed in an escrow account in order to secure certain indemnification rights of RDO and its affiliates. Our portion of the $25 million escrow fund totals $14.1 million. Under the Merger Agreement, Roche is entitled to indemnification for damages incurred by RDO, 454 and certain other RDO affiliates as a result of the following: breaches of representations, warranties or covenants made by 454 in the Merger Agreement; costs incurred by the indemnified parties in connection with demands by 454 stockholders under Delaware law for appraisal, or payment of the fair value of their 454 shares as determined by the Delaware Court of Chancery, or compliance with certain environmental laws; and costs incurred by the indemnified parties in connection with the sale of 454 that were not previously taken into account in determining the price paid by RDO for 454. If RDO makes a successful claim for indemnification due to one or more of these reasons, the amount of the escrow account that is available for distribution to us and other 454 stockholders at the end of the 15-month escrow period will be reduced or eliminated.

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

We have a diversified portfolio of investments of which $22.3 million at September 30, 2007 were invested in U.S. Treasuries and debt investments that are sponsored by the U.S. Government. Our corporate fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company. Should the underlying company suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the first nine months of 2007, the closing price of our stock ranged from a high of $4.80 per share to a low of $1.14 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

•	variations in our quarterly operating results;

•	announcements of clinical results, technological innovations, or new products by us or our competitors;

•	introduction of new products or new pricing policies by us or our competitors;

•	acquisitions or strategic alliances by us or others in our industry;

•	announcement by the government or other agencies regarding the economic health of the United States and the rest of the world;

•	the hiring or departure of key personnel;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of our performance or recommendations by financial analysts.

We have significant leverage as a result of the sale of our debt in 2004.

In February 2004, in connection with the sale of our 4% convertible subordinated notes due 2011, we incurred $100.0 million of indebtedness. In addition, in March 2004, the initial purchasers exercised their option to purchase an additional $10.0 million of 4% convertible subordinated notes due in 2011. During September 2007, we repurchased $0.6 million of these debentures, for total consideration of $0.4 million, plus accrued interest to the date of repurchase. As a result of the remaining indebtedness, our interest payment obligations amount to $4.4 million per year.

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

We may effect future repurchases of our 4% convertible debentures due in February 2011, which may adversely affect our liquidity.

We may from time to time seek to repurchase or refinance a portion of our outstanding 4% convertible debentures that mature on February 15, 2011. Any repurchases might occur through cash purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Item 6.	Exhibits

Exhibit 10.1	Transition and Severance Agreement, dated September 19, 2007, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.2	Amended and Restated Employment Agreement, dated September 19, 2007, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.3	Nonstatutory Stock Option Agreement granted under 2007 Stock Incentive Plan, dated September 25, 2007, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.4	Assignment and Assumption of Lease with Landlord’s Consent and Release, dated August 1, 2007, between ZFI Group, LLC, 454 Life Sciences Corporation and the Registrant

Exhibit 10.5	Indemnity Agreement dated August 1, 2007, between 454 Life Sciences Corporation and the Registrant

Exhibit 10.6	Form of Restricted Stock Agreement for restricted stock awards granted on May 25, 2007 to each of Frank M. Armstrong, Paul M. Finigan, Timothy M. Shannon, Elizabeth A. Whayland and David M. Wurzer under the 2007 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
Chief Executive Officer and President
(principal executive officer of the registrant)

Dated: November 9, 2007	By:	/s/ David M. Wurzer
David M. Wurzer
Executive Vice-President, Chief Financial Officer and Treasurer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

Exhibit 10.1	Transition and Severance Agreement, dated September 19, 2007, between the Registrant and Frank M. Armstrong, M.D.

Exhibit 10.2	Amended and Restated Employment Agreement, dated September 19, 2007, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.3	Nonstatutory Stock Option Agreement granted under the 2007 Stock Incentive Plan dated September 25, 2007, between the Registrant and Timothy M. Shannon, M.D.

Exhibit 10.4	Assignment and Assumption of Lease with Landlord’s Consent and Release, dated August 1, 2007, between ZFI Group, LLC, 454 Life Sciences Corporation and the Registrant

Exhibit 10.5	Indemnity Agreement dated August 1, 2007, between 454 Life Sciences Corporation and the Registrant

Exhibit 10.6	Form of Restricted Stock Agreement for restricted stock awards granted on May 25, 2007 to each of Frank M. Armstrong, Paul M. Finigan, Timothy M. Shannon, Elizabeth A. Whayland and David M. Wurzer under the 2007 Stock Incentive Plan

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002