Form 10-Q
period 2008-03-31
CURAGEN CORP
filed 2008-05-07
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 57,822,907.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,884	$16,730
Restricted cash	14,671	14,533
Short-term investments	9,603	19,039
Marketable securities	54,262	64,675

Cash, restricted cash and investments	107,420	114,977
Income taxes receivable	437	419
Prepaid expenses	2,073	2,290

Total current assets	109,930	117,686

Property and equipment, net	288	479
Intangible and other assets, net	1,012	1,117

Total assets	$111,230	$119,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$254
Accrued expenses	4,937	3,140
Accrued payroll and related items	431	1,613
Interest payable	350	1,048
Current portion of deferred revenue	89	89
Other current liabilities	1,499	3,698

Total current liabilities	7,455	9,842

Long-term liabilities:
Convertible subordinated debt	69,890	69,890
Deferred revenue, net of current portion	1,063	1,085

Total long-term liabilities	70,953	70,975

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,644,832 shares at March 31, 2008, and 58,074,127 shares at December 31, 2007	576	581
Additional paid-in capital	526,185	525,481
Accumulated other comprehensive income (loss)	408	(23)
Accumulated deficit	(494,347)	(487,574)

Total stockholders’ equity	32,822	38,465

Total liabilities and stockholders’ equity	$111,230	$119,282

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Collaboration revenue	$22	$22
Operating expenses:
Research and development expenses	5,371	11,502
General and administrative expenses	1,715	4,014

Total operating expenses	7,086	15,516

Loss from operations	(7,064)	(15,494)
Interest income	1,070	1,153
Interest expense	(797)	(1,628)

Loss from continuing operations before income tax benefit	(6,791)	(15,969)
Income tax benefit	18	60

Loss from continuing operations	(6,773)	(15,909)
Loss from discontinued operations	—	(1,138)

Net loss	$(6,773)	$(17,047)

Basic and diluted loss per share from continuing operations	$(0.12)	$(0.29)
Basic and diluted loss per share from discontinued operations	0.00	(0.02)

Basic and diluted net loss per share	$(0.12)	$(0.31)

Weighted average number of shares used in computing basic and diluted net loss per share	56,520	55,413

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(6,773)	$(15,909)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Deferred revenue	(22)	(22)
Depreciation and amortization	276	1,595
Stock-based compensation	617	957
Stock-based 401(k) plan employer match	83	155
Non-cash interest income	49	117
Non-cash interest income—Restricted cash	(138)	—
Changes in assets and liabilities:
Income taxes receivable	(18)	249
Accrued interest receivable—cash and investments	197	463
Accounts receivable	(428)	926
Prepaid expenses	644	(4)
Intangible and other assets, net	19	20
Accounts payable	(105)	912
Accrued expenses	1,797	1,141
Accrued payroll and related items	(1,181)	(940)
Interest payable	(699)	(2,756)
Current portion of deferred revenue		—
Other current liabilities	(2,198)	(91)

Net cash used in operating activities	(7,880)	(13,187)

Cash flows from investing activities:
Acquisitions of property and equipment	—	(155)
Purchases of short-term investments	(981)	—
Proceeds from sales of short-term investments	3,397	1,401
Proceeds from maturities of short-term investments	7,000	15,900
Proceeds from sales of marketable securities	1,618	12,002
Proceeds from maturities of marketable securities	9,000	1,550

Net cash provided by investing activities	20,034	30,698

Cash flows from financing activities:
Proceeds from exercise of stock options	—	72
Repayment of convertible debt	—	(66,228)

Net cash used in financing activities	—	(66,156)

Cash flows from discontinued operations:
Net operating cash flows provided by discontinued operations	—	1,443
Net investing cash flows provided by discontinued operations	—	313
Net financing cash flows used in discontinued operations	—	(11)

Net cash provided by discontinued operations	—	1,745

Net decrease in cash and cash equivalents of subsidiary held for sale	—	(1,745)

Net increase (decrease) in cash and cash equivalents	12,154	(48,645)
Cash and cash equivalents, beginning of period	16,730	58,486

Cash and cash equivalents, end of period	$28,884	$9,841

Supplemental cash flow information:
Interest paid	$1,398	$4,222

Income tax benefit payments received	$—	$407

Acquisition/construction of property, plant and equipment, unpaid at end of period	$—	$9

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its former majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all intercompany balances and transactions have been eliminated. CuraGen presented the operating results of 454 as a discontinued operation on the March 31, 2007 condensed consolidated Statement of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Note 3).

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Comprehensive Loss

The accumulated balance of other comprehensive loss is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive loss is as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	($6,773)	($17,047)

Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	435	337
Reclassification adjustment for gains and losses included in net loss	(4)	19

Net unrealized gains on securities	431	356

Total comprehensive loss	($6,342)	($16,691)

The Company had 9.3% of its cash and investment securities in mortgage-backed securities as of March 31, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, the Company had 20.7% of its cash and investment securities in asset-backed securities which consist of auto, credit card and equipment loans, all with AAA ratings by Moody’s as of March 31, 2008. The asset-backed and mortgage-backed securities have been priced by independent parties and as of March 31, 2008 are valued at a net unrealized gain of $59, and the largest unrealized loss on any individual security is $55.

The Company periodically reviews its investment portfolios to determine if there is an impairment that is other than temporary. The Company believes that any individual unrealized loss as of March 31, 2008, represents only a temporary impairment, and no adjustment of carrying values is warranted at this time.

3.	454 Life Sciences/Roche Holdings, Inc. Merger

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

Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company believes it will receive its share of the escrow fund, or $14,129, after expiration of the escrow term and has included such amount in the determination of the gain on sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Interest earned on the Company’s portion of restricted cash is being accrued on a quarterly basis and as a result, $14,671 is classified as restricted cash and is included in current assets on the accompanying condensed consolidated Balance Sheet, due to its short-term nature as of March 31, 2008. The Company’s portion of the purchase price after transaction costs, including the net working capital and net debt adjustment and the amount expected from the escrow, was $82,023.

4.	Discontinued Operations

The sale of 454 (see Note 3) on May 25, 2007 has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and accordingly, 454’s operating results are reported as a discontinued operation for the three months ended March 31, 2007.

The following table summarizes the financial information for the discontinued operations of 454 for the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Revenue:
Product revenue	$8,377
Sequencing service revenue	2,568
Collaboration revenue	375
Milestone revenue	1,534

Total revenue	$12,854

Operating Expenses:
Cost of product revenue	$5,468
Cost of sequencing service revenue	1,146
Research and development expenses	4,403
General and administrative expenses	3,069

Total operating expenses	$14,086

Loss from discontinued operations before minority interest, net of tax of $8	$1,200
Minority interest in loss of discontinued consolidated subsidiary	(62)

Loss from discontinued operations	$1,138

5.	Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires recognition of the fair value of stock-based compensation in net earnings.

Staff Accounting Bulletin 110, (“SAB 110”), was effective January 1, 2008 and allows companies to continue to utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R when there have been structural changes in a Company’s business such that historical exercise data does not provide a reasonable basis upon which to estimate expected term. Due to the Company’s restructuring activities from 2003 through 2007, and the current market value of the Company’s common stock being below historical strike prices of share options, historical exercise patterns do not provide a reasonable basis to estimate expected term of current option grants. Accordingly, the Company will continue to utilize the simplified method to estimate expected term of stock options as allowed under SAB 110.

During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense in total operating expenses on the condensed consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended March 31,
	2008	2007
Compensation expense with respect to employee stock options	$275	$401
Compensation expense with respect to restricted stock grants	$348	$604

Due to the Company’s net loss position, no tax benefit was recorded during the periods presented above.

The fair value of options granted during the three months ended March 31, 2008 and 2007 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected stock price volatility	68%	71%
Risk-free interest rate	4.48%	4.74%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
2008		2007
$0.45		$2.88

The 2007 Stock Incentive Plan (“2007 Stock Plan”) was approved by the Company’s stockholders as of May 2, 2007. The 2007 Stock Plan provides for the issuance of stock options and stock grants to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of common stock were reserved for issuance under the 2007 Stock Plan.

A summary of the stock option activity under the 2007 Stock Plan, as of March 31, 2008, and changes during the three months ended March 31, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	717,548	$1.59	9.45	$0
Granted	1,489,400	0.69
Exercised	—
Canceled or lapsed	(5,008)	1.67

Outstanding March 31, 2008	2,201,940	0.98	9.62	$164

Exercisable March 31, 2008	200,000	1.79	8.68	$10

There were no options exercised under the 2007 Stock Plan during the three months ended March 31, 2008 or 2007.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of March 31, 2008, and changes during the three months ended March 31, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	3,696,919	$6.21	5.67	$0
Granted	—
Exercised	—
Canceled or lapsed	(439,679)	9.02

Outstanding March 31, 2008	3,257,240	5.82	4.92	$0

Exercisable March 31, 2008	2,595,422	6.19	4.22	$0

There were no options exercised under the 1997 Stock Plan during the three months ended March 31, 2008.

There was no significant activity in the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) during either the three months ended March 31, 2008 or 2007.

As of March 31, 2008 there was $1,798 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.25 years.

A summary of all restricted stock activity under the 2007 Stock Plan as of March 31, 2008, and changes during the three months ended March 31, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2008	1,050,000	$1.28
Granted	50,000	0.68
Restrictions lapsed	—
Repurchased upon employee termination	(525,000)	1.25

Outstanding March 31, 2008	575,000	1.25

On May 25, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of an aggregate of 975,000 shares of restricted common stock to five executive officers, which will vest and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market has equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008. In each case, the shares of common stock described above will only vest if the executive is an employee of the Company as of December 31, 2008. Therefore, pursuant to SFAS 123R, these restricted stock awards are deemed to contain a market condition which is reflected in the grant-date fair value of the awards, based on a valuation technique which considered all the possible outcomes of such market condition. Compensation cost is required to be recognized over the requisite service period for an award with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Accordingly, the Company will reverse previously recognized compensation cost for the above awards only if the requisite service is not rendered. At March 31, 2008, the Company reversed previously recognized compensation cost related to three executive officers whose employment with the Company terminated during the quarter ended March 31, 2008.

There were no restricted shares vested under the 2007 Stock Plan during the three months ended March 31, 2008.

A summary of all restricted stock activity under the 1997 Stock Plan as of March 31, 2008, and changes during the three months ended March 31, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2008	691,020	$4.25
Granted	—
Restrictions lapsed	(275,115)	4.51
Repurchased upon employee termination	(59,745)	4.39

Outstanding March 31, 2008	356,160	4.03

The total intrinsic value of restricted shares vested under the 1997 Stock Plan during the three months ended March 31, 2008 and 2007 was $220 and $384, respectively.

As of March 31, 2008, there was $877 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 0.63 years.

6.	Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted but not yet exercised under CuraGen’s stock option plans and unvested restricted stock are anti-dilutive and therefore not considered for the diluted income (loss) per share calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock were 13,705,988 and 20,543,821 as of March 31, 2008 and 2007, respectively.

7.	Restructuring Charge

During June and September 2007, the Company underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of its therapeutic pipeline through clinical development, resulting in a restructuring charge of $11,274. This amount includes an asset impairment charge of $6,322 (associated with the closure of its pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility on July 27, 2007), $4,408 related to employee separation costs paid or payable in cash, $286 of non-cash employee separation costs and $258 of other asset write-offs.

The following table sets forth the cash payments and balance of the restructuring reserve as of and for the quarter ended March 31, 2008:

Reserve at December 31, 2007	Cash Payments in 2008	Reserve at March 31, 2008
$2,791	$2,199	$592

8.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008

Assets	Level I	Level II	Level III	Total
Short-term investments	$9,603	—	—	$9,603
Marketable securities	54,262	—	—	54,262
Total Assets	$63,865	—	—	$63,865
Liabilities	—	—	—	—
Total Liabilities	—	—	—	—

9.	Subsequent Event – Sale of Ownership of belinostat to TopoTarget A/S

On April 21, 2008, the Company entered into a transfer and termination agreement with TopoTarget A/S (“TopoTarget”) which sold the Company’s ownership and development rights to belinostat, a Phase I/II histone deacetylase (“HDAC”) inhibitor and any other HDAC inhibitors, for $26,000 in cash, five million shares of TopoTarget common stock, valued at approximately $12,750 (based on the average closing price of TopoTarget’s common stock during the 20 trading days prior to April 21, 2008) and $6,000 in potential payments on future net sales and sublicenses of belinostat. As of April 22, 2008, the Company will no longer have any funding requirements for belinostat as TopoTarget will assume all financial and operational responsibility for the ongoing clinical development.

CURAGEN CORPORATION AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Part II, Item 1A, “Risk Factors.”

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel therapeutics for the treatment of cancer. We have taken a systematic approach to identifying and validating promising therapeutics and are now focused on developing and advancing these potential drug candidates through clinical development.

Significant Recent Developments

On April 21, 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $26 million in cash, five million shares of TopoTarget common stock, valued at approximately $12.8 million (based on the average closing price of TopoTarget’s common stock during the 20 trading days prior to April 21, 2008) and $6 million in potential payments on future net sales and sublicenses of belinostat. As of April 22, 2008, we will no longer have any funding requirements for belinostat as TopoTarget will assume all financial and operational responsibility for the ongoing clinical development.

Under the Transfer Agreement, we assigned certain patents and granted a perpetual irrevocable license to the development and commercialization of the HDAC Inhibitors to TopoTarget and agreed for a period not to compete with TopoTarget in the HDAC Inhibitor market. The Transfer Agreement contains customary representations and warranties, indemnification obligations of the parties and a mutual release from most claims under the License Agreement. The Transfer Agreement terminates the License and Collaboration Agreement between TopoTarget and us dated as of June 3, 2004, or the License Agreement, with the exception of provisions preserving certain of the parties’ rights, including confidentiality and indemnification under the License Agreement.

We are currently focusing the majority of our human and financial resources on our oncology therapeutics. We also maintain a portfolio of protein, antibody, and antibody-drug conjugate therapeutics, and targets in various stages of development in the area of oncology.

CR011-vcMMAE for the Treatment of Cancer

CR011-vcMMAE consists of the fully-human monoclonal antibody, CR011, which results from our collaboration with Amgen Fremont and utilizes conjugation technology licensed from Seattle Genetics to attach MMAE to yield CR011-vcMMAE. In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. In Phase I, cohorts of patients received increasing doses of CR011-vcMMAE to assess safety and determine the presumptive MTD. In April 2008, we announced that a Maximum Tolerated Dose or, MTD, had been determined and we have expanded the trial into Phase II where up to approximately 32 patients are expected to be enrolled and treated to further define the safety and activity of CR011-vcMMAE. Updated Phase I/II clinical trial results are expected to be presented on June 1 at the 2008 American Society of Clinical Oncology Annual Meeting.

In April 2008, we announced that we will be initiating Phase II development of CR011-vcMMAE in metastatic breast cancer. This uncontrolled trial will evaluate CR011-vcMMAE for the treatment of patients with locally advanced or metastatic breast cancer who have received previous chemotherapy. Enrollment is scheduled to begin in the third quarter of 2008.

In addition, we have several potential preclinical protein, antibody, and antibody-drug conjugates that have been evaluated in animal studies. We will continue to evaluate strategic opportunities for these assets through partnerships, licensing, or the filing of investigational new drug, or IND, applications in the future.

Summary

We expect to generate value for our shareholders by developing novel therapeutics. We seek to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, and establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional products or technologies that fit within our growth strategy. Our failure to successfully develop and commercialize pharmaceutical products would materially and adversely affect our business, financial condition, cash and investments balances and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies or expertise is not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to potential milestones and other potential payments related to partnering one of our drug candidates, and interest income.

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

We expect to continue incurring substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and antibody-drug conjugate product candidates; external programs identified as being promising and synergistic with our products and expertise. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to prepaid expenses, accrued expenses, revenue recognition, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Collaboration revenue	$0.0	$0.0	$0.0	0%
Research and development expenses	5.4	11.5	(6.1)	(53)%
General and administrative expenses	1.7	4.0	(2.3)	(57)%
Interest income	1.1	1.1	(0.0)	0%
Interest expense	0.8	1.6	(0.8)	(50)%
Income tax benefit	0.0	0.1	(0.1)	(100)%
Loss from discontinued operations	0.0	1.1	(1.1)	(100)%

Net loss	($6.8)	($17.0)

Collaboration revenue. There was no change in collaboration revenue for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 as we recognized $0.02 million in each period. We expect to recognize additional collaboration revenue in 2008, due to the amortization of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. In January 2008, TopoTarget was informed by the third party that it had terminated the development of the preclinical compound pursuant to which we receive collaboration revenue. Due to the termination of this agreement, we expect to recognize approximately $1.2 million of collaboration revenue in the second quarter of 2008.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; license fees and milestone payments; supplies; drug supply; depreciation and amortization; and allocated facility costs. Our research and development efforts are now being concentrated solely on clinical trials. We budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform as a whole.

Below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2008 and 2007 by the major categories (in millions):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$2.1	$6.0	($3.9)	(65)%
Salary and benefits	1.2	2.9	(1.7)	(59)%
Supplies and reagents	0.0	0.2	(0.2)	(100)%
License fees and milestone payments	1.6	0.1	1.5	1500%
Depreciation and amortization	0.0	0.6	(0.6)	(100)%
Allocated facility costs	0.5	1.7	(1.2)	(71)%

Total research and development expenses	$5.4	$11.5

The decrease in our research and development expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due to our decision in the first quarter of 2007 to focus our resources exclusively on generating clinical trial results from our lead oncology drug development programs, as well as the closing of our Biopharmaceutical Sciences Process facility and personnel reductions in the third and fourth quarters of 2007. The reductions included a decrease in salary and benefits caused by a reduction in personnel, a decrease in depreciation and amortization from a reduction in lab equipment and a decrease in allocated facility costs due to our restructurings in 2007. We anticipate our research and development expenses for the remainder of 2008 will decrease due to the sale of our belinostat rights back to TopoTarget on April 21, 2008.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of March 31, 2008, as well as the current direct research and development expenses for the three months ended March 31, 2008 and 2007 for active programs which were incurred on or after we started conducting a Phase I clinical trial for our clinical candidate (in millions):

	Clinical Development Costs
Therapeutic Area and Clinical Candidate	Class	Cumulative as of March 31, 2008 (since commencement of Phase I trial)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Indication
CR011-vcMMAE	Antibody-Drug Conjugate	$9.3	$2.2	$0.7	Metastatic Melanoma

We expect that the direct research and development expenses incurred in connection with our development of CR011-vcMMAE will increase in 2008. The expected increase during 2008 is related to higher enrollment of patients in our expanded Phase II trial, and initiating a Phase II trial in metastatic breast cancer.

In addition, we have two inactive programs for which we have incurred costs:

Velafermin—was a protein therapeutic we were investigating for the prevention of oral mucositis. We have discontinued the development of this protein after our Phase II dose-confirmatory clinical trial did not meet its primary endpoint. We incurred $0.4 million of costs for the three months ended March 31, 2008. As of March 31, 2008, we have incurred cumulative costs of $50.7 million

Belinostat—was a small molecule therapeutic, formerly referred to as PXD101, which inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. On April 21, 2008, we announced the sale of our ownership and development rights of belinostat to TopoTarget, and effective April 22, 2008 we no longer have funding requirements for belinostat. We incurred $1.8 million of costs for the three months ended March 31, 2008. As of March 31, 2008, we have incurred cumulative costs of $45.9 million.

Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to CR011-vcMMAE, we may not be successful in developing or commercializing this or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily a result of our restructuring activities during 2007 related to personnel reductions, a decrease in outsourcing of consultants and lower patent legal fees. We anticipate our general and administrative expenses for the remainder of 2008 will be relatively constant on a quarterly basis.

Interest income. Interest income earned on our cash, restricted cash and investment portfolio for the three months ended March 31, 2008 decreased as compared to the three months ended March 31, 2007, primarily due to a lower investment portfolio balance. We earned an average yield of 3.9% during the first quarter of 2008 as compared to 4.1% in the first quarter of 2007. We anticipate interest income to increase in 2008 due to a higher average cash and investment balance related to the cash proceeds received in April 2008 from the transfer of belinostat ownership rights to TopoTarget. We expect yields during 2008 to be consistent with the first quarter of 2008.

Interest expense. Interest expense for the three months ended March 31, 2008 decreased compared to the three months ended March 31, 2007 due to the $66.2 million repayment of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007, and the total 2007 repurchases of $40.1 million of our 4% convertible subordinated debentures due 2011. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to approximate $3.1 million for the full year 2008.

Income tax benefit. We recorded an income tax benefit of $0.02 million during the three months ended March 31, 2008 as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2008 income tax benefit to be lower than 2007 due to anticipated lower research and development expenditures in 2008.

Loss from discontinued operations. The decrease in the loss from discontinued operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due to the sale of our ownership in 454 in the second quarter of 2007. The results of 454’s operations were shown as discontinued operations in 2007.

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

On April 21, 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $26 million in cash, five million shares of TopoTarget common stock, valued at approximately $12.8 million (based on the average closing price of TopoTarget’s common stock during the 20 trading days prior to April 21, 2008) and $6 million in potential payments on future net sales and sublicenses of belinostat.

Cash, restricted cash and investments. The following table depicts changes in the cash, restricted cash and investments for the three month periods ended March 31, 2008 and 2007, using the direct method (in millions):

	Three months ended March 31,
	2008	2007
Cash paid to suppliers and employees and received from collaborators	(5.5)	(11.0)
Restructuring charges paid	(2.2)	(0.2)
Interest income received	1.1	1.2
Interest expense paid	(1.4)	(4.2)
Income tax benefit received	—	0.4
Cash paid to acquire property and equipment	—	(0.2)
Cash received from employee stock option exercises	—	0.1
Cash paid for extinguishment of debt	—	(66.2)
Net realized and unrealized gain on short-term investments and marketable securities	0.4	0.4

Net decrease in cash, restricted cash and investments	(7.6)	(79.7)
Cash, restricted cash and investments, beginning of period	115.0	164.4

Cash, restricted cash and investments, end of period	$107.4	$84.7

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

Future Liquidity. We expect to continue to fund our operations into 2011 through a combination of the following sources: cash and investment balances; interest income; partnering our products; potential public securities offerings; and/or private strategic-driven transactions. We plan to use the proceeds from the assets monetized in 2007 and the cash received from TopoTarget from the sale of belinostat to continue generating clinical trial results from our late stage oncology program CR011-vcMMAE. During 2008, we plan to continue making substantial investments to advance our clinical drug pipeline. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as significant uses of liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; license fees; milestone payments; acquisitions, including complementary technologies and products; and payments of interest to the holders of our convertible subordinated debt due in 2011.

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

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements into 2011. We consider our operating and capital expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline. We will need additional funds to meet our future operating and capital requirements, including the repayment of the $69.9 million of 4% convertible subordinated notes due February 15, 2011, will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; acquisitions, including complementary technologies and products; costs incurred in enforcing and defending our patent claims; other intellectual property rights; and the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454. As of April 30, 2008 there were no claims made for indemnification.

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

Contractual Obligations

Our major outstanding contractual obligations relate to interest on our convertible subordinated debt and clinical studies. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed the report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of March 31, 2008 included $69.9 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of March 31, 2008, the market value of our $69.9 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $49.2 million.

We had 9.3% of our cash and investment securities in mortgage-backed securities as of March 31, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, we had 20.7% of our cash and investment securities in asset-backed securities which consist of auto, credit card and equipment loans, all with AAA ratings by Moody’s as of March 31, 2008. The asset-backed and mortgage-backed securities have been priced by independent parties and as of March 31, 2008 are valued at a net unrealized gain of $0.06 million and the largest unrealized loss on any individual security is $0.05 million.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.	Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development efforts, regulatory filings, clinical trial results and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.

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

The following discussion includes one revised risk factor (“Competition in our field is intense and likely to increase”) and one new risk factor (“The market price of our TopoTarget common stock could be highly volatile”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Related to Our Business

We have a history of operating losses and expect to incur operating losses in the future. We do not expect to have a meaningful source of recurring revenue in the near future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We generated net income of $25.4 million in 2007 principally resulting from the sale of 454, net losses of $59.8 million and $73.2 million in 2006 and 2005, respectively, and as of March 31, 2008 had an accumulated deficit of $494.3 million. We anticipate incurring additional losses related to investments in CR011-vcMMAE.

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

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is CR011-vcMMAE, which is currently in a Phase II clinical trial. Further development of our other preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of our clinical development stage oncology therapeutic. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. For example, in the fourth quarter of 2007, we decided to discontinue the development of velafermin after reviewing and evaluating the results of Phase II clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for CR011-vcMMAE and our other drug candidates may not be predictive of the safety, efficacy or dosing results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

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

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. We currently have strategic alliances with Amgen Fremont and Seattle Genetics, in addition to numerous smaller agreements to facilitate these efforts. In these strategic alliances, either party can terminate the agreement at any time the alliance permits them to or if either party materially breaches the contract. We may not be able to maintain or expand existing alliances or establish any additional alliances. If any of our existing collaborators were to breach or terminate their agreements with us or otherwise fail to conduct activities successfully and in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs may be delayed or terminated, which may materially and adversely affect our business, financial condition, and results of operations.

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

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for CR011-vcMMAE and any other drug candidate we may seek to develop in the future, we face risks that:

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

Even if CR011-vcMMAE or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payers. Physicians may elect not to recommend these drugs for a variety of reasons including:

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

As of March 31, 2008, we had total debt of $69.9 million which is due in February 2011; and for the year ended December 31, 2007, we had a deficiency of earnings available to cover fixed charges of $50.1 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of March 31, 2008, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2008	$1.4
2009	2.8
2010	2.8
2011	1.4

Total	$8.4

Our substantial leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We believe that we have sufficient capital to satisfy our funding requirements into 2011. However, our future funding requirements will depend on many factors and we anticipate that we will likely need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including:

•	the number, breadth, and progress of our research, product development, and clinical programs;

•	our ability to establish future potential strategic collaborations;

•	the progress of our collaborators;

•	our costs incurred in enforcing and defending our patent claims and other intellectual property rights;

•	the costs and timing of obtaining regulatory approvals for any of our products; and

•	the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454.

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

We expect to use the proceeds we receive from the sale of our stake in 454 to make further investments in our clinical drug pipeline; however, $25 million of the total sale proceeds to 454 stockholders has been placed in an escrow account in order to secure certain indemnification rights of RDO and its affiliates. Our portion of the $25 million escrow fund totals $14.7 million which includes interest. Under the Merger Agreement, Roche is currently entitled to indemnification for damages incurred by RDO, 454 and certain other RDO affiliates upon the occurrence of certain events, including: breaches of representations, warranties or covenants made by 454 in the Merger Agreement; and costs incurred by the indemnified parties in connection with the sale of 454 that were not previously taken into account in determining the price paid by RDO for 454. If RDO makes a successful claim for indemnification due to one or more of these reasons, the amount of the escrow account that is available for distribution to us and other 454 stockholders at the end of the 15-month escrow period will be reduced or eliminated.

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

•	acquisition, licensing, and other costs related to our operations;

•	losses and expenses related to our investments;

•	regulatory developments;

•	regulatory actions and changes related to the development of drugs;

•	changes in intellectual property laws that affect our patent rights;

•	payments of milestones, license fees, or research payments under the terms of our external alliances and our ability to monitor and enforce such payments; and

•	the timing of intellectual property licenses that we may enter.

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

We have a diversified portfolio of investments, of which 32% of our debt investments at March 31, 2008 were invested in U.S. Treasuries and mortgage-backed securities that are sponsored by the U.S. Government. Additionally, we have 26.2% of our investment portfolio in asset-backed securities which consist of auto, credit card and equipment loans all with AAA ratings by Moody’s and 11.8% of our investment portfolio in mortgage-backed securities which are all sponsored by the US Government. Our fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company or assets. Should the underlying company or assets suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the twelve months ended March 31, 2008 the closing price of our stock ranged from a high of $3.19 per share to a low of $0.60 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

The market price of our TopoTarget common stock could be highly volatile.

On April 21, 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our ownership and development rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $26 million in cash, five million shares of TopoTarget common stock, valued at approximately $12.8 million (based on the average closing price of TopoTarget’s common stock the 20 trading days prior to April 21, 2008), and $6.0 million in potential payments on future net sales and sublicenses of belinostat. Many factors could cause the market price TopoTarget’s common stock to fluctuate.

These factors include:

•	variations in quarterly operating results;

•	announcements of clinical results, technological innovations, or new products by TopoTarget or their competitors;

•	introduction of new products or new pricing policies by TopoTarget or their competitors;

•	acquisitions or strategic alliances by TopoTarget or others in the industry;

•	announcement by the government or other agencies regarding the economic health of the European Market;

•	changes in the currency exchange rate as the shares are on the Copenhagen Stock Exchange;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of TopoTarget’s performance or recommendations by financial analysts.

If any of the foregoing occurs, it could cause the value of our holdings in TopoTarget to fall, which may prevent us from being able to sell the TopoTarget common stock at or above its value on April 21, 2008, or at all. An inability to capture the value of the TopoTarget common stock may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Item 6.	Exhibits

Exhibit 10.1	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen Corporation (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission April 24, 2008 (File. No. 000-23223) and incorporated herein by reference). †

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2008	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
Chief Executive Officer and President (principal executive officer of the registrant)
Dated: May 7, 2008
	By:	/s/ Sean A. Cassidy
Sean A. Cassidy
Vice-President and Chief Financial Officer (principal financial and accounting officer of the registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen Corporation (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission April 24, 2008 (File. No. 000-23223) and incorporated herein by reference). †

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.