Form 10-Q
period 2008-06-30
CURAGEN CORP
filed 2008-08-07
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 57,509,812.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,774	$16,730
Restricted cash	14,739	14,533
Short-term investments	14,570	19,039
Marketable securities	45,893	64,675

Cash, restricted cash and investments	94,976	114,977
Income taxes receivable	231	419
Prepaid expenses	646	2,290

Total current assets	95,853	117,686

Property and equipment, net	230	479
Intangible and other assets, net	361	1,117

Total assets	$96,444	$119,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204	$254
Accrued expenses	3,231	3,140
Accrued payroll and related items	579	1,613
Interest payable	253	1,048
Current portion of deferred revenue	—	89
Other current liabilities	864	3,698

Total current liabilities	5,131	9,842

Long-term liabilities:
Convertible subordinated debt	18,967	69,890
Deferred revenue, net of current portion	—	1,085

Total long-term liabilities	18,967	70,975

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,509,812 shares at June 30, 2008, and 58,074,127 shares at December 31, 2007	575	581
Additional paid-in capital	526,710	525,481
Accumulated other comprehensive income (loss)	150	(23)
Accumulated deficit	(455,089)	(487,574)

Total stockholders’ equity	72,346	38,465

Total liabilities and stockholders’ equity	$96,444	$119,282

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaboration revenue	$1,152	$22	$1,174	$44

Operating expenses:
Research and development	3,635	10,904	9,006	22,406
General and administrative	1,443	3,049	3,159	7,063
Restructuring charges	—	7,479	—	7,479

Total operating expenses	5,078	21,432	12,165	36,948

Gain on sale of intangible asset	36,397	—	36,397	—

Income (loss) from operations	32,471	(21,410)	25,406	(36,904)
Interest income, net	659	1,046	1,730	2,199
Interest expense	(451)	(1,271)	(1,248)	(2,899)
Gain on extinguishment of debt	6,991	—	6,991	—

Income (loss) from continuing operations before income taxes	39,670	(21,635)	32,879	(37,604)
Income tax (provision) benefit	(412)	50	(394)	110

Income (loss) from continuing operations	39,258	(21,585)	32,485	(37,494)

Discontinued operations:
Loss from discontinued operations	—	(1,853)	—	(2,991)
Gain on sale of subsidiary	—	78,352	—	78,352

Income from discontinued operations	—	76,499	—	75,361

Net income	$39,258	$54,914	$32,485	$37,867

Basic income (loss) per share from continuing operations	$0.69	$(0.39)	$0.57	$(0.67)
Basic income per share from discontinued operations	—	1.37	—	1.35

Basic net income per share	$0.69	$0.98	$0.57	$0.68

Diluted income (loss) per share from continuing operations	$0.65	$(0.39)	$0.54	$(0.67)
Diluted income per share from discontinued operations	—	1.37	—	1.35

Diluted net income per share	$0.65	$0.98	$0.54	$0.68

Weighted average number of shares used in computing:
Basic income (loss) per share	56,736	55,744	56,629	55,580

Diluted income (loss) per share	61,165	55,744	62,464	55,580

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$32,485	$37,867
Income from discontinued operations	—	(75,361)
Adjustments to reconcile net income to net cash used in operating activities:
Deferred revenue	(1,174)	(44)
Depreciation and amortization	290	3,067
Impairment of long lived assets held for sale	—	5,950
Stock-based compensation	1,102	1,857
Stock-based 401(k) plan employer match	122	248
Non-cash interest income	229	242
Non-cash interest income - Restricted cash	(206)	—
Gain on extinguishment of debt	(6,991)	—
Gain on sale of intangible asset	(36,397)	—
Changes in assets and liabilities:
Income taxes receivable	188	200
Accrued interest receivable	275	514
Accounts receivable	(37)	926
Prepaid expenses	1,392	1,115
Intangible and other assets, net	238	110
Accounts payable	(50)	526
Accrued expenses	91	457
Accrued payroll and related items	(1,034)	(861)
Interest payable	(795)	(1,656)
Other current liabilities	(2,833)	948

Net cash used in operating activities	(13,105)	(23,895)

Cash flows from investing activities:
Acquisitions of property and equipment	—	(175)
Proceeds from sale of fixed assets	80	28
Purchases of short-term investments	(9,430)	—
Proceeds from sales of short-term investments	6,896	1,401
Proceeds from maturities of short-term investments	7,000	15,900
Proceeds from sales of marketable securities	15,467	17,465
Proceeds from maturities of marketable securities	14,800	11,090
Net proceeds from sale of intangible asset	24,583	—

Net cash provided by investing activities	59,396	45,709

Cash flows from financing activities:
Proceeds from exercise of stock options	—	72
Payment for extinguishment of debt	(43,247)	—
Repayment of convertible debt	—	(66,228)

Net cash used in financing activities	(43,247)	(66,156)

Cash flows from discontinued operations:
Net operating cash flows used in discontinued operations	—	(379)
Net investing cash flows provided by discontinued operations	—	67,238
Net financing cash flows provided by discontinued operations	—	23

Net cash provided by discontinued operations	—	66,882

Plus decrease in cash and cash equivalents of discontinued operations, net of sale proceeds	—	430

Net increase in cash and cash equivalents	3,044	22,970
Cash and cash equivalents, beginning of period	16,730	58,486

Cash and cash equivalents, end of period	$19,774	$81,456

Supplemental cash flow information:
Interest paid	$1,896	$4,258

Income tax benefit payments received	$247	$407

Supplemental schedule of noncash investing transactions:
Fair value of marketable security acquired	$11,814	$—

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its former majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated. The prior period financial statements present the operating results of 454 as a discontinued operation on the condensed consolidated Statements of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Note 4). The Merger Agreement was subsequently assigned by Roche Holdings, Inc. to its affiliate Roche Diagnostics Operations, Inc. (“RDO”), which is also an affiliate of Roche. The sale of 454 to RDO pursuant to the Merger Agreement closed on May 25, 2007. CuraGen has revised the condensed consolidated statements of cash flows for the six months ended June 30, 2007 to reflect the proceeds from sale of held for sale assets within net investing cash flows provided by discontinued operations, instead of an investing activity. These revisions had no effect on the Company’s net loss or the decrease in cash and cash equivalents reported.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Comprehensive Income

The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$39,258	$54,914	$32,485	$37,867

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	(93)	(1,414)	342	(1,076)
Reclassification adjustment for losses included in net income	(165)	21	(169)	40

Net unrealized gain on securities	(258)	(1,393)	173	(1,036)

Total comprehensive income	$39,000	$53,521	$32,658	$36,831

The Company had 9.7% of its cash, restricted cash, and investment securities in mortgage-backed securities as of June 30, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, the Company has 18.1% of its cash, restricted cash, and investment securities in asset-backed securities which consist of auto, credit card and equipment loans as of June 30, 2008. The Company periodically reviews its investment portfolios to determine if there is an impairment that is other than temporary. In the second quarter of 2008, one security’s loss was deemed to be other than temporary. As such, the Company decreased the carrying value by $147 and included this amount in interest income. The Company believes that any other individual unrealized loss as of June 30, 2008, represents only a temporary impairment, and no adjustment of carrying values is warranted at this time.

The asset-backed and mortgage-backed securities have been priced by independent parties and as of June 30, 2008 are valued at a net unrealized loss of $6, and the largest unrealized loss on any individual security is $27.

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

Under the terms of the Merger Agreement, upon the closing of the sale of 454 to RDO on May 25, 2007, the purchase price before transaction costs was $152,019, of which RDO paid $140,000 in cash and $12,019 was received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the sale. Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company believes it will receive its share of the escrow fund, or $14,129, after expiration of the escrow term and has included such amount in the determination of the gain on sale in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The Company’s portion of the purchase price after transaction costs, including the net working capital and net debt adjustment and the amount expected from the escrow, was $82,023. Interest earned on the Company’s portion of restricted cash is being accrued on a quarterly basis and as a result, $14,739 is classified as restricted cash and is included in current assets on the accompanying condensed consolidated Balance Sheets, due to its short-term nature as of June 30, 2008.

4.	Discontinued Operations

The sale of 454 (see Note 3) on May 25, 2007 has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, 454’s operating results are reported as a discontinued operation for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007.

The following table summarizes the financial information for the discontinued operations of 454 for the periods April 1, 2007 to May 25, 2007 and January 1, 2007 to May 25, 2007:

	April 1 to May 25, 2007	January 1 to May 25, 2007
Revenue:
Product revenue	$5,833	$14,210
Sequencing service revenue	1,257	3,825
Collaboration revenue	975	1,350
Grant revenue	444	444
Milestone revenue	2,173	3,707

Total revenue	$10,682	$23,536

Operating Expenses:
Cost of product revenue	$3,547	$9,015
Cost of sequencing service revenue	1,131	2,407
Grant research expenses	425	425
Research and development expenses	3,505	7,908
General and administrative expenses	4,006	7,075

Total operating expenses	$12,614	$26,830

Loss from discontinued operations before

minority interest, net of tax of $18 and $26	$(1,853)	$(3,053)
Minority interest in loss of discontinued consolidated subsidiary	—	62
Gain on sale of subsidiary	78,352	78,352

Income from discontinued operations	$76,499	$75,361

5.	Stock-Based Compensation

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

During the three and six months ended June 30, 2008 and 2007, the Company recognized compensation expense in total operating expenses on the condensed consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Compensation expense with respect to employee stock options	$279	$386	$554	$787
Compensation expense with respect to restricted stock grants	$207	$672	$554	$1,276

No tax benefit was recorded during the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

The fair value of options granted during the three months ended June 30, 2008 and 2007 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,
	2008	2007
Expected stock price volatility	68%	69%
Risk-free interest rate	4.14%	4.79%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and six months ended June 30, 2008 and 2007 were as follows:

Three Months Ended June 30,
2008	2007
$0.72	$1.82

Six Months Ended June 30,
2008	2007
$0.47	$2.34

The 2007 Stock Incentive Plan (“2007 Stock Plan”) was approved by the Company’s stockholders as of May 2, 2007. The 2007 Stock Plan provides for the issuance of stock options and stock grants to employees, directors and consultants of CuraGen. A total of 3,000,000 shares of common stock were originally reserved for issuance under the 2007 Stock Plan. In May 2008, upon approval of the Company’s stockholders, the amount reserved under the 2007 stock plan was increased to 6,000,000.

A summary of the stock option activity under the 2007 Stock Plan, as of June 30, 2008, and changes during the three months ended June 30, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2008	2,201,940	$0.98	9.62	$164
Granted	105,000	1.09
Exercised	—
Canceled or lapsed	(40,000)	0.69

Outstanding June 30, 2008	2,266,940	0.99	9.39	391

Exercisable June 30, 2008	311,260	1.57	8.90	25

There were no options exercised under the 2007 Stock Plan during the three months ended June 30, 2008 and 2007.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of June 30, 2008, and changes during the three months ended June 30, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2008	3,257,240	$5.82	4.92	$0
Granted	—
Exercised	—
Canceled or lapsed	(662,888)	5.41

Outstanding June 30, 2008	2,594,352	5.93	4.33	0

Exercisable June 30, 2008	2,198,650	6.23	3.80	0

There were no options exercised under the 1997 Stock Plan during the three months ended June 30, 2008 and 2007.

There was no significant activity in the 1993 Stock Option and Incentive Award Plan (“1993 Stock Plan”) during the three months ended June 30, 2008 and 2007.

As of June 30, 2008 there was $1,594 of total unrecognized compensation expense related to unvested stock option grants under the 1993 Stock Plan, 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.32 years.

A summary of all restricted stock activity under the 2007 Stock Plan as of June 30, 2008, and changes during the three months ended June 30, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding April 1, 2008	575,000	$1.25
Granted	—
Restrictions lapsed	(37,500)	1.66
Repurchased upon employee termination	—

Outstanding June 30, 2008	537,500	1.23

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

The total intrinsic value of restricted shares vested under the 2007 Stock Plan during the three months ended June 30, 2008 and 2007 was $36 and $0, respectively.

A summary of all restricted stock activity under the 1997 Stock Plan as of June 30, 2008, and changes during the three months ended June 30, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding April 1, 2008	356,160	$4.03
Granted	—
Restrictions lapsed	—
Repurchased upon employee termination	(166,790)	4.59

Outstanding June 30, 2008	189,370	3.53

The total intrinsic value of restricted shares vested under the 1997 Stock Plan during the three months ended June 30, 2008 and 2007 was $0 and $591, respectively. As of June 30, 2008, there was $670 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 0.60 years.

6.	Income (Loss) Per Share from Continuing Operations

Basic income (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share from continuing operations reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of unvested restricted stock (using the treasury stock method) and the conversion of the Company’s convertible subordinated debt. For the three and six months ended June 30, 2008, potentially dilutive securities representing 1,449,400 shares of common stock related to unvested stock options were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Due to the Company’s loss from continuing operations position during the three and six months ended June 30, 2007 and the three months ended March 31, 2008, no calculation of diluted income (loss) per share was necessary for those periods as all potential shares would have been antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic:
Numerator:
Income (loss) from continuing operations	$39,258	$(21,585)	$32,485	$(37,494)

Denominator:
Weighted average common shares	56,735,950	55,744,196	56,628,688	55,580,052

Income (loss) from continuing operations per share—basic	$0.69	$(0.39)	$0.57	$(0.67)

Diluted:
Numerator:
Income (loss) from continuing operations	$39,258	$(21,585)	$32,485	$(37,494)
Interest expense	437	—	1,222	—

Income (loss) for diluted calculation	$39,695	$(21,585)	$33,707	$(37,494)

Denominator:

Denominator for basic calculation	56,735,950	55,744,196	56,628,688	55,580,052
Weighted average effect of dilutive securities:
Restricted stock awards	17,659	—	21,370	—
Convertible subordinated notes	4,411,679	—	5,813,663	—

Denominator for diluted calculation	61,165,288	55,744,196	62,463,721	55,580,052

Income (loss) from continuing operations per share - diluted	$0.65	$(0.39)	$0.54	$(0.67)

7.	Restructuring Charge

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

The following table sets forth the cash payments and balance of the restructuring reserve as of and for the six months ended June 30, 2008:

Reserve at December 31, 2007	Cash Payments in 2008	Change in Reserve 2008	Reserve at June 30, 2008
$2,791	$2,681	$(71)	$39

8.	Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Fair Value Measurements on a Recurring Basis as of June 30, 2008

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,285	$996	—	$15,281
Short-term investments	1,982	12,588	—	14,570
Marketable securities	9,153	36,740	—	45,893

Total Assets	$25,420	$50,324	—	$75,744

Liabilities	—	—	—	—
Total Liabilities	—	—	—	—

Upon the adoption of SFAS No. 157 “Fair Value Measurements” on January 1, 2008 and at the end of the first quarter the Company classified all securities as Level I. These securities consisted of regularly traded corporate bonds, US Treasuries, money market securities, commercial paper, asset backed securities and mortgage backed securities sponsored by Fannie Mae and the Federal Home Loan Mortgage Board. Based on further evaluation of the trading activity and the nature of the quoted price used to determine their fair value, these securities, other than US Treasuries and certain money market securities have been reclassified to Level II securities as of June 30, 2008. At March 31, 2008, the market value of US Treasury and money market securities was $29,527 (Level I) and the market value of all other securities was $55,621 (Level II).

9.	Sale of Belinostat to TopoTarget

On April 21, 2008, the Company entered into a transfer and termination agreement (the “Transfer Agreement”) with TopoTarget A/S (“TopoTarget”) to transfer CuraGen’s ownership and development rights to belinostat, a Phase I/II histone deacetylase inhibitor (an “HDAC Inhibitor”), and any other HDAC Inhibitors. There was no book value for belinostat. In consideration for the transfer, the Company received $24,583 in net cash proceeds and 5 million shares of TopoTarget common stock, valued at $11,814 as of the date of the Transfer Agreement based on the closing price of TopoTarget common stock (in DKK on the Copenhagen Exchange) on the date of the sale, April 21, 2008, multiplied by the exchange rate for the same date. In addition, the Company is eligible to receive $6,000 in potential payments on future net sales and sublicenses of belinostat.

On June 3, 2008, the Company sold the 5 million shares of TopoTarget common stock for cash proceeds of $11,799. Additionally in June 2008, the Company recorded a $36,397 gain on sale of intangible asset, consisting of net cash proceeds of $24,583 and the fair value of 5 million shares of TopoTarget stock of $11,814 on the closing date, April 21, 2008.

Under the Transfer Agreement, the Company assigned certain patents and granted a perpetual irrevocable license to the development and commercialization of the HDAC Inhibitors to TopoTarget and agreed for a period not to compete with TopoTarget in the HDAC Inhibitor market. The Transfer Agreement contains customary representations and warranties, indemnification obligations of the parties and a mutual release from most claims under the License Agreement (as defined below). The Transfer Agreement terminates the License and Collaboration Agreement between TopoTarget and CuraGen dated as of June 3, 2004 (the “License Agreement”) with the exception of provisions preserving certain of the parties’ rights, including confidentiality and indemnification under the License Agreement. CuraGen will no longer have funding requirements for belinostat as TopoTarget immediately assumed financial and operational responsibility for the ongoing clinical development at the time of signing the Transfer Agreement.

In connection with the Transfer Agreement, the Company and TopoTarget also entered into a Transition Services Agreement dated April 21, 2008 (the “TSA”), pursuant to which, for fees payable by TopoTarget, CuraGen provided certain regulatory and administrative services to TopoTarget. Under the TSA, all services related to the development of the HDAC Inhibitors have been transferred to TopoTarget as of June 30, 2008 and all services will terminate by December 31, 2008 unless terminated earlier by TopoTarget on 30 days’ notice, by mutual written consent of the parties or by either party for non-performance, as provided in the TSA.

10.	Extinguishment of Debt

During May 2008, the Company repurchased a total of $50,923 of its 4% convertible subordinated debentures due February 2011, for total consideration of $43,247, plus accrued interest of $498 at the date of repurchase. As a result of the transaction, in the second quarter of 2008 the Company recorded a gain of $6,991 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

11.	Income Taxes

As a result of the gain on the sale of belinostat to TopoTarget and the gain on extinguishment of debt recognized in the second quarter of 2008, the Company expects to have taxable income in 2008. The Company also expects to utilize approximately $26,000 of Federal net operating loss carryforwards in 2008. The income tax provision in the second quarter of 2008 was primarily a result of alternative minimum tax, partially offset by Connecticut research and development tax credits.

12.	Recently Enacted Pronouncements

In June 2007, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB ratified the EITF consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, or EITF 07-1. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet determined the potential impact, if any, on its financial condition, results of operations and liquidity.

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

Significant Recent Developments

On May 14, 2008, we announced that we completed a series of privately-negotiated transactions on May 12, 2008 with holders of our 4% convertible subordinated notes due February 2011, or the 2011 Notes, in which we repurchased a total of $50.9 million of the 2011 notes for an aggregate purchase price of $43.2 million plus accrued interest of $0.5 million. We recorded a $7.0 million gain on extinguishment of debt as a result of the repurchases.

On April 21, 2008, we entered into a Transfer Agreement with TopoTarget A.S. which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $24.6 million in net cash proceeds, five million shares of TopoTarget common stock, valued at approximately $11.8 million as of the date of the Transfer Agreement and $6 million in potential payments on future net sales and sublicenses of belinostat.

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

CR011-vcMMAE for the Treatment of Cancer

CR011-vcMMAE consists of the fully-human monoclonal antibody, CR011, which results from our collaboration with Amgen Fremont and utilizes conjugation technology licensed from Seattle Genetics to attach monomethyl auristatin E, or MMAE, to the antibody. In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy.

On June 1, 2008, we announced the presentation of results from this ongoing study at the 2008 American Society of Clinical Oncology, or ASCO, Annual Meeting. As of April 4, 2008, forty patients were treated in this first-in-man Phase I/II study, including a total of 32 patients in the Phase I dose-escalation portion of the trial, that aimed to identify the safety and maximum tolerated dose, or MTD, of CR011-vcMMAE, and 8 patients in the ongoing Phase II portion of the study.

During Phase I, doses of CR011-vcMMAE between 0.03 mg/kg to 2.63 mg/kg were evaluated and generally well tolerated, with rash and neutropenia emerging at higher doses. A total of 130 treatment cycles were administered (range 2 – 19+ cycles per patient). Two dose-limiting toxicities, consisting of rash, were reported at the highest dose evaluated, and therefore the per-protocol MTD was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks. Over 80% of the patients treated had Stage IV disease and had received a median of 2 prior therapies (range 0—6). A total of 37 patients from both Phase I and the ongoing Phase II were evaluable for tumor response by Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. The activity of CR011-vcMMAE appeared dose dependent with 50% of those patients treated with doses at or above 1.34 mg/kg exhibiting tumor shrinkage and 64% progression-free at 12 weeks compared to 17% with tumor shrinkage and 28% progression-free at 12 weeks for patients treated at lower doses. In the Phase I portion of the study, 13 evaluable patients were treated with doses at or above 1.34 mg/kg of which one confirmed partial response and six patients with stable disease were reported. In the Phase II portion of the study evaluating CR011-vcMMAE 1.88 mg/kg, there were six evaluable patients, of which one partial response and three patients with stable disease were reported.

On June 10, 2008 we announced that this trial met the initial efficacy criteria for advancement to the second stage of enrollment. As part of the Simon 2-Stage design, the trial was expanded to enroll a total of 32 patients. We anticipate completing enrollment in this study and providing updated study results by the end of 2008.

On June 25, 2008, we announced the initiation of patient dosing in an open-label, multi-center Phase II study of CR011-vcMMAE administered intravenously once every three weeks to patients with locally-advanced or metastatic breast cancer who have received prior therapy. We expect to enroll up to approximately 40 patients to confirm the MTD in this population and to assess efficacy using a Simon 2-Stage design with an endpoint of progression-free rate at 12 weeks. We anticipate presenting preliminary results from this study during the first half of 2009.

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

While we will continue to explore alternative sources to finance our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including the sale of certain assets, contributions by others to joint ventures, and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain adequate future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

We expect to continue incurring substantial expenses relating to our research and development efforts, as we focus on: preclinical studies and clinical trials required for the development of therapeutic protein, antibody and antibody-drug conjugate product candidates; and external programs identified as being promising and synergistic with our products and expertise. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to, these studies. As a result, we expect to incur continued losses over the next several years. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

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

Results of Operations

The following table sets forth a comparison of the components of our net income for the three months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Collaboration revenue	$1.2	$—	$1.2	*
Research and development expenses	3.6	10.9	(7.3)	(67)%
General and administrative expenses	1.4	3.1	(1.7)	(55)%
Gain on sale of intangible asset	36.4	—	36.4	*
Restructuring charges	—	7.5	(7.5)	*
Interest income	0.6	1.1	(0.5)	(45)%
Interest expense	0.5	1.3	(0.8)	(62)%
Gain on extinguishment of debt	7.0	—	7.0	*
Income tax (provision) benefit	(0.4)	0.1	(0.5)	*
Loss from discontinued operations	—	1.9	(1.9)	*
Gain on sale of subsidiary	—	78.4	(78.4)	*

Net income	$39.3	$54.9

*	Based on prior year amounts, percentage change does not provide meaningful information.

The following table sets forth a comparison of the components of our net income for the six months ended June 30, 2008 and 2007 (in millions):

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Collaboration revenue	$1.2	$—	$1.2	*
Research and development expenses	9.0	22.4	(13.4)	(60)%
General and administrative expenses	3.2	7.1	(3.9)	(55)%
Restructuring charges	—	7.5	(7.5)	*
Gain on sale of intangible asset	36.4	—	36.4	*
Interest income	1.7	2.2	(0.5)	(23)%
Interest expense	1.2	2.9	(1.7)	(59)%
Gain on extinguishment of debt	7.0	—	7.0	*
Income tax (provision) benefit	(0.4)	0.1	(0.5)	*
Loss from discontinued operations	—	3.0	(3.0)	*
Gain on sale of subsidiary	—	78.4	(78.4)	*

Net income	$32.5	$37.8

*	Based on prior year amounts, percentage change does not provide meaningful information.

Collaboration revenue. The increase in collaboration revenue for the three and six month periods ended June 30, 2008, as compared to the three and six month periods ended June 30, 2007 was due to the recognition of $1.2 million of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. In January 2008, TopoTarget was informed by the third party that it had terminated the development of the preclinical compound pursuant to which we formerly received collaboration revenue. We do not expect any additional collaboration revenue in 2008.

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

Below is a summary that reconciles our total research and development expenses for the three and six month periods ended June 30, 2008 and 2007 by the major categories (in millions):

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$2.1	$5.7	$(3.6)	(63)%
Salary and benefits	1.0	2.5	(1.5)	(60)%
Supplies and reagants	—	0.4	(0.4)	*
Depreciation and amortization	—	0.5	(0.5)	*
Allocated facility costs	0.5	1.8	(1.3)	(72)%

Total research and development expenses	$3.6	$10.9

*	Based on prior year amounts, percentage change does not provide meaningful information.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$4.2	$11.7	$(7.5)	(64)%
Salary and benefits	2.1	5.4	(3.3)	(61)%
Supplies and reagants	—	0.6	(0.6)	*
License fee and milestone payments	1.6	0.1	1.5	1500%
Depreciation and amortization	—	1.1	(1.1)	*
Allocated facility costs	1.1	3.5	(2.4)	(69)%

Total research and development expenses	$9.0	$22.4

*	Based on prior year amounts, percentage change does not provide meaningful information.

The decrease in our research and development expenses for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was due to our decision in the first quarter of 2007 to focus our resources exclusively on generating clinical trial results from our lead oncology drug development programs, as well as the closing of our Biopharmaceutical Sciences Process facility and personnel reductions in the third and fourth quarters of 2007. The reductions included a decrease in salary and benefits caused by a reduction in personnel, a decrease in depreciation and amortization from a reduction in lab equipment and a decrease in allocated facility costs due to our restructurings in 2007. We anticipate that our research and development expenses for the remainder of 2008 will decrease as compared to the first half of the year due to the sale of belinostat to TopoTarget on April 21, 2008.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of June 30, 2008, as well as the current direct research and development expenses for the three and six month periods ended June 30, 2008 and 2007 for active programs which were incurred on or after we started conducting a Phase I clinical trial for our clinical candidate (in millions):

Therapeutic Area and Clinical Candidate	Class	Cumulative as of June 30, 2008 (since commencement of Phase I)	Indication	Trial Status
CR011-vcMMAE	Antibody-Drug Conjugate	$10.6	Metastatic Melanoma/Breast Cancer	Phase II

Therapeutic Area and Clinical Candidate	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
CR011-vcMMAE	$1.3	$0.7	$3.6	$1.4

We expect that the direct research and development expenses incurred in connection with our development of CR011-vcMMAE will remain constant in the second half of 2008. We expect a slight increase in expenses during the second half of 2008 related to higher enrollment of patients in our expanded melanoma Phase II trial, the initiation of a Phase II trial in metastatic breast cancer which started in June 2008, and manufacturing of CR011-vcMMAE, which is partially offset by milestone expenses of $1.5 million incurred in the first quarter of 2008. We do not expect additional milestone expenses in 2008.

In addition, we have two inactive programs for which we have incurred costs:

Velafermin—is a protein therapeutic we were investigating for the prevention of oral mucositis. We have discontinued the development of this protein after our Phase II dose-confirmatory clinical trial did not meet its primary endpoint. We incurred $0.5 million of costs for the three months ended June 30, 2008 and $0.9 million of costs for the six months ended June 30, 2008. As of June 30, 2008, we have incurred cumulative costs of $51.2 million. As patients from this study are being followed for approximately one year post treatment for protocol-specified safety monitoring, the study will not be clinically complete until approximately September 2008. We do not anticipate incurring more than an additional $0.5 million of expenses for this program through its completion.

Belinostat—is a small molecule therapeutic, formerly referred to as PXD101, which inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. We incurred $1.7 million of costs for the three months ended June 30, 2008 and $3.5 million of costs for the six months ended June 30, 2008. On April 21, 2008, we announced the sale of our ownership and development rights of belinostat to TopoTarget, and as such, we do not expect to incur any additional expenses associated with this program.

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

General and administrative expenses. The decrease in general and administrative expenses for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, was primarily a result of our restructuring activities during 2007 related to personnel reductions, a decrease in outsourcing of consultants and lower patent legal fees. We anticipate our general and administrative expenses for the remainder of 2008 will be relatively constant on a quarterly basis.

Restructuring charges. We incurred no restructuring charges for the three and six months ended June 30, 2008. The restructuring charges for the three and six months ended June 30, 2007 were due to the accrued corporate restructurings in June 2007.

Gain on sale of intangible asset. The gain on sale of intangible asset of $36.4 million for the three and six month periods ended June 30, 2008 was a result of the sale of belinostat to TopoTarget in April 2008, which provided us with net cash proceeds of $24.6 million, and 5 million shares of TopoTarget stock valued at $11.8 million on the closing date, April 21, 2008.

Interest income, net. Interest income earned on our cash, restricted cash and investment portfolio for the three and six month periods ended June 30, 2008 decreased as compared to the three and six month periods ended June 30, 2007, primarily due to a lower average investment portfolio balance. We earned an average yield of 3.5% during the second quarter of 2008 as compared to 4.1% in the second quarter of 2007, and earned an average yield of 3.6% during the first six months of 2008 as compared to 4.0% during the same period in 2007. We expect similar average yields in the second half of 2008 as in the first half of 2008. Included in interest income is a loss of $147 thousand related to one security that was deemed other than temporarily impaired. We anticipate interest income to slightly decrease in 2008 due to a lower average cash, restricted cash and investment portfolio balance.

Interest expense. Interest expense for the three and six month periods ended June 30, 2008 decreased compared to the three and six months ended June 30, 2007 due to the 2007 repurchases of $40.1 million and the 2008 repurchases of $50.9 million of our 4% convertible subordinated debentures due 2011. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to approximate $1.6 million for the full year 2008.

Gain on extinguishment of debt. The gain on extinguishment of debt for the three and six month periods ended June 30, 2008 was due to the repurchase of $50.9 million of our 4% convertible subordinated debentures due February 2011, for $43.2 million plus accrued interest of $0.5 million in May 2008. We recorded a gain of approximately $7.0 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax (provision) benefit. We recorded an income tax expense of $0.4 million for the three and six months ended June 30, 2008 related to Federal alternative minimum tax expense of $0.5 million partially offset by a research and development tax credit from the State of Connecticut of $0.1 million. The tax benefit for the three and six months period is a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2008 income tax benefit to be lower than 2007 due to anticipated lower research and development expenditures in 2008. Income tax expense for the three and six month periods ended June 30, 2008 represents Federal alternative minimum tax expected in 2008. We are expecting to have taxable income in 2008, primarily related to the gain on the sale of belinostat to TopoTarget and the gain on extinguishment of debt both recognized in 2008.

Income from discontinued operations. Our statement of operations for the three and six month periods ended June 30, 2007 included income from discontinued operations as a result of the sale of our ownership in 454 in the second quarter of 2007. We had no income from discontinued operations in the three and six month periods ended June 30, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations and met our capital expenditure requirements primarily through: private placements of equity securities; convertible subordinated debt offerings; public equity offerings; sales of assets; and revenues received under our collaborative research agreements. Since inception, we have not had any off-balance sheet arrangements. To date, inflation has not had a material effect on our business.

On April 21, 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $24.6 million in net cash proceeds, 5 million shares of TopoTarget common stock, valued at approximately $11.8 million as of the date of the transfer agreement and $6 million in potential payments on future net sales and sublicenses of belinostat. On June 3, 2008, we sold the 5 million shares of TopoTarget common stock for cash proceeds of $11.8 million. Total net cash received related to the sale of belinostat was $36.4 million.

On May 12, 2008 we completed a series of privately-negotiated transactions with holders of our 4% convertible subordinated notes due February 2011 in which we repurchased a total of $50.9 million of the 2011 Notes for an aggregate purchase price of $43.2 million, reflecting an aggregate discount from the face value of such 2011 notes of approximately 15.1%.

Cash, restricted cash and investments. The following table depicts changes in cash, restricted cash and investments for the six month periods ended June 30, 2008 and 2007, using the direct method (in millions):

	Six months ended June 30,
	2008	2007
Cash paid to suppliers and employees and received from collaborators	$(10.1)	$(22.6)
Restructuring charges paid	(2.8)	(0.4)
Interest income received	1.7	2.2
Interest expense paid	(1.9)	(4.3)
Income tax benefit received	0.2	0.4
Income taxes	(0.5)	—
Cash paid to acquire property and equipment	—	(0.1)
Proceeds from sale of held for sale assets	—	81.4
Restricted cash	—	(14.1)
Gain on sale of intangible asset	36.4	—
Cash received from employee stock option exercises	—	0.1
Cash paid for extinguishment of debt	(43.2)	(66.2)
Net realized and unrealized gain on short-term investments and marketable securities	0.2	0.3

Net decrease in cash, restricted cash and investments	(20.0)	(23.3)
Cash, restricted cash and investments, beginning of period	115.0	164.4

Cash, restricted cash and investments, end of period	$95.0	$141.1

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

Future Liquidity. We expect to continue to fund our operations through 2011 by a combination of the following sources: cash and investment balances; interest income; potential public or private equity offerings; debt financing or additional collaborations and licensing arrangements. We plan to use the proceeds from the assets monetized in 2007 and the cash received from TopoTarget from the sale of belinostat to continue generating clinical trial results from our late stage oncology program CR011-vcMMAE. During 2008, we plan to continue making substantial investments to advance our clinical drug pipeline. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as significant uses of short term liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; license fees; and milestone payments. We will also continue to evaluate potential acquisitions, including complementary businesses, technologies and products.

We will continue to evaluate options to repurchase or refinance all or a portion of our outstanding 4% convertible debentures that mature on February 15, 2011. Repurchases might occur through cash purchases and/or exchange for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

We may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses, products or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of any acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations and may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2011. We consider our operating and capital expenditures to be crucial to our future success, and intend to continue to make strategic investments in our clinical drug pipeline. In appropriate situations, we may seek financing from other sources, and expect that we will need additional funds to meet our future operating and capital requirements. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; acquisitions, including complementary technologies and products; costs incurred in enforcing and defending our patent claims; other intellectual property rights; and the extent to which RDO makes successful claims for indemnification under the Merger Agreement relating to the sale of 454. As of August 1, 2008 there were no claims made for indemnification under this agreement.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of June 30, 2008. As compared to the Contractual Obligations disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007, this table no longer includes belinostat obligations since all the obligations were transferred to TopoTarget in April 2008.

Some of the amounts included in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors.

	Payments Due Year Ended December 31,
	Total	2008	2009	2010	2011
Long-term debt obligations	$18.9	$—	$—	$—	$18.9
Interest on convertible subordinated debt	2.4	0.4	0.8	0.8	0.4
Operating leases	0.1	0.1	—	—	—
Purchase commitments	5.1	3.3	1.6	0.2	—

Total	$26.5	$3.8	$2.4	$1.0	$19.3

Recently Enacted Pronouncements

In June 2007, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not believe the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of June 30, 2008 included $18.9 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of June 30, 2008, the market value of our $18.9 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $16.8 million.

We had 9.7% of our cash and investment securities in mortgage-backed securities as of June 30, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, we had 18.1% of our cash and investment securities in asset-backed securities which consist of auto, credit card and equipment loans as of June 30, 2008. The asset-backed and mortgage-backed securities have been priced by independent parties and as of June 30, 2008 are valued at a net unrealized loss of $6 thousand and the largest unrealized loss on any individual security was $27 thousand.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. In the second quarter of 2008, one security’s loss was deemed to be other than temporary and as such we decreased the carrying value by $147 thousand. We continue to monitor our investment portfolio on a regular basis for any other potential impairment.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (The “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes one revised risk factor (“Competition in our field is intense and likely to increase”) that reflects developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. We also removed four risk factors as they were no longer relevant: (“Our debt service obligations may adversely affect our cash flow”; “Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share”; “Our ability to repurchase notes, if required, with cash upon a change in control or fundamental change may be limited” and “We have significant leverage as a result of the sale of our debt in 2004” ).

Risks Related to Our Business

We have a history of operating losses and expect to incur operating losses in the foreseeable future. We do not expect to have a meaningful source of recurring revenue in the near future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We generated net income of $32.5 million for the six months ended June 30, 2008, net income of $25.4 million in 2007 principally resulting from the sale of 454, net losses of $59.8 million and $73.2 million in 2006 and 2005, respectively, and as of June 30, 2008 had an accumulated deficit of $455.1 million. We expect to continue to incur operating losses for the foreseeable future. We anticipate incurring additional losses related to investments in CR011-vcMMAE and do not expect to have a meaningful source of recurring revenue in the near future.

We can not ensure that our existing cash and investment balances will be sufficient to meet our requirements for the future.

We believe that our existing cash and investment balances and other sources of liquidity, will be sufficient to meet our requirements through 2011. We consider our operating expenditures to be crucial to our future success, and by continuing to make strategic investments in our clinical drug pipeline, we believe that we are building substantial value for our stockholders. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our stockholders to lose all or a substantial portion of their investment.

Our drug candidates are still in development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is CR011-vcMMAE, which is currently in Phase II clinical trials. Further development of our other preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of our clinical development stage oncology therapeutic. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. For example, in the fourth quarter of 2007, we decided to discontinue the development of velafermin after reviewing and evaluating the results of Phase II clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for CR011-vcMMAE and our other future drug candidates may not be predictive of the safety, efficacy or dosing results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

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

We currently rely on a limited number of manufacturers for the clinical supplies of our antibody, and antibody-drug conjugate , or ADC, drug candidates and do not currently have contractual relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

Risks Related to Our Financial Results

We have convertible debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of June 30, 2008, we had total outstanding convertible debt of $18.9 million which is due in February 2011; and for the year ended December 31, 2007, we had a deficiency of earnings available to cover fixed charges of $50.1 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of June 30, 2008, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2008	$0.4
2009	0.8
2010	0.8
2011	0.4

Total	$2.4

Our leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We believe that we have sufficient capital to satisfy our funding requirements through 2011. However, our future funding requirements will depend on many factors and we anticipate that we will likely need to raise additional capital to fund our business plan and research and development efforts on a going-forward basis. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including:

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

We expect that we would raise any additional capital we require through public or private equity offerings, debt financings, or additional collaborations and licensing arrangements. We cannot be certain that in the future these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our stockholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. The relinquishing of rights or granting of licenses on unfavorable terms could materially adversely affect our business, financial condition, and results of operations. If adequate funds are not available, our business, financial condition, and results of operations would be materially adversely affected. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace in general, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

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

We have a diversified portfolio of investments, of which 33% of our debt investments at June 30, 2008 were invested in U.S. Treasuries and mortgage-backed securities that are sponsored by the U.S. Government. Additionally, we have 22.8% of our investment portfolio in asset-backed securities which consist of auto, credit card and equipment loans and 12.3% of our investment portfolio in mortgage-backed securities which are all sponsored by the U.S. Government. Our fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company or assets. Should the underlying company or assets suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the twelve months ended June 30, 2008 the closing price of our stock ranged from a high of $2.04 per share to a low of $0.63 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

We may from time to time seek to repurchase or refinance all or a portion of our outstanding $18.9 million 4% convertible debentures that mature on February 15, 2011. Any repurchases might occur through cash purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction, individually or in the aggregate, may be material and could adversely affect our liquidity and ability to fund ongoing operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 21, 2008.

There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 57,864,097 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class I Directors were as follows:

Class I Director Nominees	For	Withheld
John H. Forsgren	38,658,444 shares	3,546,095 shares

James J. Noble	38,387,763 shares	3,816,776 shares

Robert E. Patricelli	38,174,521 shares	4,030,018 shares

Messrs. Forsgren, Noble and Patricelli were each elected to serve for a three-year term of office or until their successors are duly elected and qualified. Immediately effective with these elections, Mr. Noble became a Class II Director so that all three classes will contain two Directors. Vincent T. DeVita, Jr. also currently serves as a Class II Director. Patrick J. Zenner and Timothy M. Shannon are currently serving as Class III Directors.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the Company’s 2007 Stock Incentive Plan. Of the 57,864,097 shares of common stock present at the Annual Meeting, 21,897,745 shares voted in favor of such proposal, 3,067,058 shares were voted against such proposal and 150,850 shares abstained from voting.

Item 6.	Exhibits

Exhibit 10.1	2007 Stock Incentive Plan of the Registrant, as amended and restated through May 21, 2008

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
Chief Executive Officer and President
(Principal Executive Officer of the Registrant)

Dated: August 7, 2008	By:	/s/ Sean A. Cassidy
Sean A. Cassidy
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer of the Registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.
Exhibit 10.1	2007 Stock Incentive Plan of the Registrant, as amended and restated through May 21, 2008

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002