Form 10-Q
period 2008-09-30
CURAGEN CORP
filed 2008-11-07
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 57,544,131.

CURAGEN CORPORATION AND SUBSIDIARY

FORM 10-Q

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,421	$16,730
Restricted cash	—	14,533
Short-term investments	40,413	19,039
Marketable securities	43,594	64,675

Cash, restricted cash and investments	91,428	114,977
Income taxes receivable	263	419
Prepaid expenses	464	2,290

Total current assets	92,155	117,686

Property and equipment, net	130	479
Intangible and other assets, net	300	1,117

Total assets	$92,585	$119,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$254
Accrued expenses	2,609	3,140
Accrued payroll and related items	826	1,613
Interest payable	63	1,048
Current portion of deferred revenue	—	89
Other current liabilities	847	3,698

Total current liabilities	5,173	9,842

Long-term liabilities:
Convertible subordinated debt	18,967	69,890
Deferred revenue, net of current portion	—	1,085

Total long-term liabilities	18,967	70,975

Commitments and contingencies
Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,534,175 shares at September 30, 2008, and 58,074,127 shares at December 31, 2007	575	581
Additional paid-in capital	527,162	525,481
Accumulated other comprehensive loss	(221)	(23)
Accumulated deficit	(459,071)	(487,574)

Total stockholders’ equity	68,445	38,465

Total liabilities and stockholders’ equity	$92,585	$119,282

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaboration revenue	$—	$22	$1,174	$66

Operating expenses:
Research and development	3,453	8,074	12,459	30,480
General and administrative	1,076	2,568	4,235	9,631
Restructuring charges	—	1,058	—	8,537

Total operating expenses	4,529	11,700	16,694	48,648

Gain on sale of intangible asset	—	—	36,397	—

(Loss) income from operations	(4,529)	(11,678)	20,877	(48,582)
Interest income	741	1,861	2,471	4,060
Interest expense	(226)	(1,273)	(1,474)	(4,172)
Gain on extinguishment of debt	—	169	6,991	169
Gain on sale of long-term marketable securities	—	973	—	973

(Loss) income from continuing operations before income taxes	(4,014)	(9,948)	28,865	(47,552)
Income tax benefit (provision)	32	50	(362)	160

(Loss) income from continuing operations	(3,982)	(9,898)	28,503	(47,392)

Discontinued operations:
Loss from discontinued operations	—	—	—	(2,991)
Gain on sale of subsidiary	—	—	—	78,352

Income from discontinued operations	—	—	—	75,361

Net (loss) income	$(3,982)	$(9,898)	$28,503	$27,969

Basic (loss) income per share from continuing operations	$(0.07)	$(0.18)	$0.50	$(0.85)
Basic income per share from discontinued operations	—	—	—	1.35

Basic net (loss) income per share	$(0.07)	$(0.18)	$0.50	$0.50

Diluted (loss) income per share from continuing operations	$(0.07)	$(0.18)	$0.49	$(0.85)
Diluted income per share from discontinued operations	—	—	—	1.35

Diluted net (loss) income per share	$(0.07)	$(0.18)	$0.49	$0.50

Weighted average number of shares used in computing:
Basic (loss) income per share	56,822	55,965	56,693	55,699

Diluted (loss) income per share	56,822	55,965	61,240	55,699

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$28,503	$27,969
Income from discontinued operations	—	(75,361)
Adjustments to reconcile net income to net cash used in operating activities:
Deferred revenue	(1,174)	(66)
Depreciation and amortization	400	3,304
Impairment of long lived assets held for sale	—	6,273
Stock-based compensation	1,529	3,030
Stock-based 401(k) plan employer match	147	332
Non-cash interest income	196	345
Non-cash interest income - Restricted cash	(144)	(237)
Gain on extinguishment of debt	(6,991)	(169)
Gain on sale of long-term marketable securities	—	(973)
Gain on sale of intangible asset	(36,397)	—
Changes in assets and liabilities:
Income taxes receivable	156	149
Accrued interest receivable	220	587
Accounts receivable	—	926
Prepaid expenses	1,537	1,254
Intangible and other assets, net	276	141
Accounts payable	574	136
Accrued expenses	(531)	191
Accrued payroll and related items	(786)	(393)
Interest payable	(985)	(2,759)
Other current liabilities	(2,851)	331

Net cash used in operating activities	(16,321)	(34,990)

Cash flows from investing activities:
Acquisitions of property and equipment	(3)	(174)
Proceeds from sale of fixed assets	95	29
Purchases of short-term investments	(42,199)	(7,966)
Proceeds from sales of short-term investments	9,360	1,401
Proceeds from maturities of short-term investments	11,450	15,900
Purchases of marketable securities	(4,021)	(5,694)
Proceeds from sales of marketable securities	17,518	26,543
Proceeds from maturities of marketable securities	18,800	11,090
Proceeds from sale of held for sale assets	—	2,217
Net proceeds from sale of intangible asset	24,583	—

Net cash provided by investing activities	35,583	43,346

Cash flows from financing activities:
Proceeds from exercise of stock options	—	72
Payment for extinguishment of debt	(43,247)	—
Repayment of convertible debt	—	(66,228)

Net cash used in financing activities	(43,247)	(66,156)

Cash flows from discontinued operations:
Net operating cash flows used in discontinued operations	—	(379)
Net investing cash flows provided by discontinued operations	14,676	67,820
Net financing cash flows provided by discontinued operations	—	23

Net cash provided by discontinued operations	14,676	67,464

Plus decrease in cash and cash equivalents of discontinued operations, net of sale proceeds	—	430

Net (decrease) increase in cash and cash equivalents	(9,309)	10,094
Cash and cash equivalents, beginning of period	16,730	58,486

Cash and cash equivalents, end of period	$7,421	$68,580

Supplemental cash flow information:
Interest paid	$2,275	$6,499

Income tax benefit payments received	$247	$407

Supplemental schedule of noncash investing transactions:
Fair value of marketable securities acquired	$11,814	$—

See accompanying notes to condensed consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Discontinued Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements of CuraGen Corporation and subsidiary (collectively, the “Company”) include CuraGen Corporation (“CuraGen”) and its former majority-owned subsidiary, 454 Life Sciences Corporation (“454”), and accordingly, all material intercompany balances and transactions have been eliminated. The prior period financial statements present the operating results of 454 as a discontinued operation on the condensed consolidated Statements of Operations as a result of the Agreement and Plan of Merger (the “Merger Agreement”) signed by 454 on March 28, 2007 with Roche Holdings, Inc., and 13 Acquisitions, Inc., an indirect wholly-owned subsidiary of Roche Holdings, Inc., each affiliates of F. Hoffman-La Roche Ltd (“Roche”) (see Note 4). The Merger Agreement was subsequently assigned by Roche Holdings, Inc. to its affiliate Roche Diagnostics Operations, Inc. (“RDO”), which is also an affiliate of Roche. The sale of 454 to RDO pursuant to the Merger Agreement closed on May 25, 2007. CuraGen has revised the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 to reflect the proceeds from sale of held for sale assets within net investing cash flows provided by discontinued operations, instead of an investing activity. This revision had no effect on the Company’s net loss or the decrease in cash and cash equivalents reported.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Investments and Comprehensive (Loss) Income

The accumulated balance of other comprehensive (loss) income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. A summary of total comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(3,982)	$(9,898)	$28,503	$27,969

Other comprehensive (loss) income:
Unrealized losses on securities:
Unrealized losses arising during period	(369)	(1,195)	(26)	(2,271)
Reclassification adjustment for losses included in net (loss) income	(2)	(968)	(172)	(928)

Net unrealized loss on securities	(371)	(2,163)	(198)	(3,199)

Total comprehensive (loss) income	$(4,353)	$(12,061)	$28,305	$24,770

The Company had 9.5% of its cash and investment securities in mortgage-backed securities as of September 30, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, the Company had 14.3% of its cash and investment securities in asset-backed securities which consist of auto, credit card and equipment loans as of September 30, 2008. The Company periodically reviews its investment portfolio to determine if there is an investment that is other than temporarily impaired. The Company believes that any individual unrealized loss as of September 30, 2008 represents only a temporary impairment, and no adjustment of carrying values is warranted at this time.

The asset-backed and mortgage-backed securities as of September 30, 2008 had a gross unrealized gain of $29 and a gross unrealized loss of $189, or a net unrealized loss of $160. The largest unrealized loss on any individual security is $55.

All of the securities in the Company’s investment portfolio are priced by the Company’s investment manager, an independent third party. On a quarterly basis, the Company obtains a second price for each security to compare to the price obtained from the Company’s investment manager. As of September 30, 2008 there were no material variances in the prices obtained from these two sources and as such have used the pricing provided by the Company’s investment manager.

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

Under the terms of the Merger Agreement, upon the closing of the sale of 454 to RDO on May 25, 2007, the purchase price before transaction costs was $152,019, of which RDO paid $140,000 in cash and $12,019 was received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the sale. Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company’s portion of the purchase price after transaction costs, including the net working capital and net debt adjustment and the amount expected from the escrow, was $82,023. On August 25, 2008, the time period for submission of claims against the escrow expired and as such, $14,676 was released to the Company on that date by the escrow agent.

4.	Discontinued Operations

The sale of 454 (see Note 3) on May 25, 2007 has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, 454’s operating results are reported as a discontinued operation for the period January 1, 2007 to May 25, 2007. The following table summarizes the financial information for the discontinued operations of 454 for the period January 1, 2007 to May 25, 2007:

January 1 to May 25, 2007
Revenue:
Product revenue	$14,210
Sequencing service revenue	3,825
Collaboration revenue	1,350
Grant revenue	444
Milestone revenue	3,707

Total revenue	$23,536

Operating Expenses:
Cost of product revenue	$9,015
Cost of sequencing service revenue	2,407
Grant research expenses	425
Research and development expenses	7,908
General and administrative expenses	7,075

Total operating expenses	$26,830

Loss from discontinued operations before minority interest, net of tax of $18	$(3,053)
Minority interest in loss of discontinued consolidated subsidiary	62
Gain on sale of subsidiary	78,352

Income from discontinued operations	$75,361

5.	Stock-Based Compensation

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

During the three and nine months ended September 30, 2008 and 2007, the Company recognized compensation expense in total operating expenses on the condensed consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation expense with respect to employee stock options	$201	$417	$755	$1,204
Compensation expense with respect to restricted stock grants	$226	$755	$781	$2,031

No tax benefit was recorded during the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

There were no stock option or restricted stock grants for the third quarter 2008 and 2007.

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

A summary of the stock option activity under the 2007 Stock Plan, as of September 30, 2008, and changes during the three months ended September 30, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding July 1, 2008	2,266,940	$0.99	9.62	$159
Granted	—
Exercised	—
Canceled or lapsed	(52,500)	1.37

Outstanding September 30, 2008	2,214,440	0.98	9.21	156

Exercisable September 30, 2008	430,950	1.46	9.11	10

There were no options exercised under the 2007 Stock Plan during the three months ended September 30, 2008 and 2007.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of September 30, 2008, and changes during the three months ended September 30, 2008, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding July 1, 2008	2,594,352	$5.93	4.92	$0
Granted	—
Exercised	—
Canceled or lapsed	(533,620)	4.67

Outstanding September 30, 2008	2,060,732	6.26	5.10	0

Exercisable September 30, 2008	1,711,418	6.65	4.73	0

There were no options exercised under the 1997 Stock Plan during the three months ended September 30, 2008 and 2007.

As of September 30, 2008 there was $1,385 of total unrecognized compensation expense related to unvested stock option grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.44 years.

A summary of all restricted stock activity under the 2007 Stock Plan as of September 30, 2008, and changes during the three months ended September 30, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding July 1, 2008	537,500	$1.23
Granted	—
Restrictions lapsed	—
Forfeited upon employee termination	—

Outstanding September 30, 2008	537,500	1.23

On May 25, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of an aggregate of 975,000 shares of restricted common stock to five executive officers. During the quarter ended March 31, 2008, 525,000 of these shares were forfeited due to the termination of employment of three of these executive officers during the quarter. The 450,000 shares that remain outstanding will vest and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market has equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008.

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

The total intrinsic value of restricted shares vested under the 2007 Stock Plan during the three months ended September 30, 2008 and 2007 was $0.

A summary of all restricted stock activity under the 1997 Stock Plan as of September 30, 2008, and changes during the three months ended September 30, 2008, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding July 1, 2008	189,370	$3.53
Granted	—
Restrictions lapsed	37,500	2.95
Forfeited upon employee termination	(1,950)	4.39

Outstanding September 30, 2008	149,920	3.67

The total intrinsic value of restricted shares vested under the 1997 Stock Plan during the three months ended September 30, 2008 and 2007 was $30 and $398, respectively. As of September 30, 2008, there was $444 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 0.64 years.

6.	(Loss) Income Per Share from Continuing Operations

Basic (loss) income per share from continuing operations is computed by dividing (loss) income from continuing operations by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted (loss) income per share from continuing operations reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of unvested restricted stock (using the treasury stock method) and the conversion of the Company’s convertible subordinated debt. For the three and nine months ended September 30, 2008, potentially dilutive securities representing 1,442,552 shares of common stock related to unvested stock options were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Due to the Company’s loss from continuing operations during the three and nine months ended September 30, 2007 and the three months ended September 30, 2008, no calculation of diluted income (loss) per share was necessary for those periods as all potential shares would have been antidilutive. The following table sets forth the computation of basic and diluted net (loss) income per share for the nine months ended September 30, 2008 (in thousands, except share and per share amounts):

Nine Months Ended September 30, 2008
Basic:
Numerator:
Income from continuing operations	$28,503

Denominator:
Weighted average common shares	56,693,176

Income from continuing operations per share - basic	$0.50

Diluted:
Numerator:
Income from continuing operations	$28,503
Interest expense	1,434

Income for diluted calculation	$29,937

Denominator:
Denominator for basic calculation	56,693,176
Weighted average effect of dilutive securities:
Restricted stock awards	18,576
Convertible subordinated notes	4,528,511

Denominator for diluted calculation	61,240,263

Income from continuing operations per share - diluted	$0.49

7.	Restructuring Charge

During June and September 2007, the Company underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of its therapeutic pipeline through clinical development, resulting in a restructuring charge of $11,274. This amount includes an asset impairment charge of $6,322 (associated with the closure of its pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility, on July 27, 2007), $4,408 related to employee separation costs paid or payable in cash, $286 of non-cash employee separation costs and $258 of other asset write-offs.

The following table sets forth the cash payments and balance of the restructuring reserve as of and for the nine months ended September 30, 2008:

Reserve at December 31, 2007	Cash Payments in 2008	Change in Reserve 2008	Reserve at September 30, 2008
$2,791	$2,699	$(71)	$21

8.	Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Fair Value Measurements on a Recurring Basis as of September 30, 2008

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$5,864	$1,028	—	$6,892
Short-term investments	1,997	38,416	—	40,413
Marketable securities	9,160	34,434	—	43,594

Total Assets	$17,021	$73,878	—	$90,899

Liabilities	—	—	—	—

Total Liabilities	—	—	—	—

Level I securities primarily consist of US Treasuries and Money Market accounts. Level II securities primarily consist of investment grade fixed income securities.

The Company’s investment portfolio has not been adversely materially impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets this may have a potential impact on the determination of the fair value of financial instruments. Additionally, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

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

In connection with the Transfer Agreement, the Company and TopoTarget also entered into a Transition Services Agreement dated April 21, 2008 (the “TSA”), pursuant to which, for fees payable by TopoTarget, CuraGen provided certain regulatory and administrative services to TopoTarget. All services under the TSA will terminate by December 31, 2008 unless terminated earlier by TopoTarget on 30 days’ notice, by mutual written consent of the parties or by either party for non-performance, as provided in the TSA.

10.	Extinguishment of Debt

During May 2008, the Company repurchased a total of $50,923 of its 4% convertible subordinated debentures due February 2011, for total consideration of $43,247, plus accrued interest of $498 at the date of repurchase. As a result of the transaction, for the nine months ended September 30, 2008, the Company recorded a gain of $6,991 in “Gain on extinguishment of debt,” which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

11.	Income Taxes

As a result of the gain on the sale of belinostat to TopoTarget and the gain on extinguishment of debt recognized in the second quarter of 2008, the Company expects to have taxable income in 2008. The Company also expects to utilize approximately $26,000 of Federal net operating loss carryforwards in 2008. The income tax provision for the nine months ended September 30, 2008 was primarily a result of alternative minimum tax, partially offset by Connecticut research and development tax credits.

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

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel therapeutics for the treatment of cancer. We have taken a systematic approach to identifying and validating promising therapeutics and are now focused on developing and advancing a potential drug candidate through clinical development. We are currently focusing the majority of our human and financial resources on our oncology therapeutic area.

Significant Recent Developments

On August 25, 2008, the escrow period for the escrow fund associated with the sale of 454 Life Sciences Corporation expired, and as such $14.7 million was released to us. The 454 sale and escrow are further discussed in Note 3 to our condensed consolidated financial statements.

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

On April 21, 2008, we entered into a Transfer Agreement with TopoTarget A.S. which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $24.6 million in net cash proceeds, five million shares of TopoTarget common stock, valued at approximately $11.8 million as of the date of the Transfer Agreement (and which were subsequently sold on June 3, 2008 for $11.8 million) and $6.0 million in potential payments on future net sales and sublicenses of belinostat.

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

CR011-vcMMAE for the Treatment of Cancer

CR011-vcMMAE consists of the fully-human monoclonal antibody, CR011, which results from our collaboration with Amgen Fremont and utilizes conjugation technology licensed from Seattle Genetics to attach monomethyl auristatin E, or MMAE, to the antibody. In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. We are currently evaluating CR011-vcMMAE in clinical trials for the treatment of patients with advanced melanoma and for the treatment of patients with metastatic breast cancer.

Melanoma

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

During Phase I, doses of CR011-vcMMAE between 0.03 mg/kg to 2.63 mg/kg were evaluated and generally well tolerated, with rash and neutropenia emerging at higher doses. Two dose-limiting toxicities, consisting of rash, were reported at the highest dose evaluated, and therefore the per-protocol MTD was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks. The activity of CR011-vcMMAE appeared dose dependent with 50% of those patients treated with doses at or above 1.34 mg/kg exhibiting tumor shrinkage and 64% progression-free at 12 weeks compared to 17% with tumor shrinkage and 28% progression-free at 12 weeks for patients treated at lower doses. One confirmed partial response was reported in Phase I. Based on the results of the Phase I portion of the trial, the dose selected for the Phase II portion was 1.88 mg/kg administered intravenously every three weeks.

On September 11, 2008, we announced the completion of enrollment into the Phase II portion of the melanoma clinical trial. Preliminary results from the trial were presented on November 1, 2008 at the 2008 International Society for Biologic Therapy of Cancer (iSBTc) Annual Meeting.

Thirty-six patients were enrolled into the Phase II portion of the trial. Of the patients enrolled, 94% had Stage IV disease, of which two-thirds were classified as M1c, the poorest risk group. At the time of the data cutoff for this analysis (19 Sept 2008), 31 patients had at least one efficacy assessment available, and 18 patients were continuing to receive ongoing treatment in the study. The overall median progression-free survival (PFS) to date was approximately 4.5 months. RECIST-defined partial responses were reported in 3 patients, 2 ongoing, and an unconfirmed partial response in 1 patient. Nineteen patients had stable disease, 14 ongoing, with tumor shrinkage observed in 12 of these patients. As expected based upon the expression of GPNMB and as observed in Phase I, dermatologic adverse events consisting of rash, alopecia, and pruritus were the most common toxicities in this study. A preliminary exploratory analysis assessing the relationship of rash and PFS was performed and showed a trend toward longer PFS in patients that developed Grade 2 or higher rash (n=13). Other adverse events included fatigue, diarrhea, anorexia and nausea. Grade 3 or 4 neutropenia was observed in 7 patients (22%).

We are also enrolling patients into the Phase I portion of the melanoma trial to evaluate more frequent dosing schedules of CR011-vcMMAE, including a weekly and a two out of every three-week regimen, to explore if more frequent administration can provide additional activity in patients with metastatic melanoma. We anticipate presenting updated results from both the Phase I and Phase II portions of the trial during the first half of 2009.

Breast Cancer

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

Summary

We expect to generate value for our shareholders by developing novel therapeutics and through strategic transactions. We seek to become profitable by commercializing a subset of therapeutics stemming from our development pipeline, establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of other therapeutics from our development pipeline, and through successful strategic transactions. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional products or technologies that fit within our growth strategy. Our failure to successfully develop and commercialize pharmaceutical products would materially and adversely affect our business, financial condition, cash and investments balances and results of operations. Royalties or other revenue generated from commercial sales of products developed through the application of our technologies or expertise is not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to potential milestones and other potential payments related to partnering one of our drug candidates, and interest income.

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

We expect to continue incurring expenses relating to our research and development efforts, as we focus on clinical trials required for the development of CR011-vcMMAE. Conducting clinical trials is a lengthy, time-consuming and expensive process and we expect to incur continued losses over the next several years. We are actively pursuing partnership opportunities regarding CR011-vcMMAE, and the nature of our future capital requirements and cash flow will be impacted positively or negatively based on the outcome of these discussions. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to prepaid expenses, accrued expenses, revenue recognition, the market value of our cash equivalents, short-term investments and marketable securities and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

All of the securities in our investment portfolio are priced by our investment manager, an independent third party. On a quarterly basis, we obtain a second price for each security to compare to the price obtained from our investment manager. As of September 30, 2008 there have been no material variances in the prices obtained from these two sources, and as such we have used the pricing provided by our investment manager. Our investment portfolio has not been adversely materially impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets this may have a potential impact on the determination of the fair value of financial instruments. Additionally, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Research and development expenses	$3.4	$8.1	$(4.7)	(58)%
General and administrative expenses	1.1	2.6	(1.5)	(58)%
Restructuring charges	—	1.0	(1.0)	(100)%
Interest income	0.7	1.9	(1.1)	(58)%
Interest expense	0.2	1.3	(1.1)	(85)%
Gain on extinguishment of debt	—	0.2	(0.2)	(100)%
Gain on sale of long-term marketable securities	—	1.0	(1.0)	(100)%

Net loss	$(4.0)	$(9.9)

The following table sets forth a comparison of the components of our net income for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Collaboration revenue	$1.2	$—	$1.2	*
Research and development expenses	12.5	30.5	(18.0)	(59)%
General and administrative expenses	4.2	9.6	(5.4)	(56)%
Restructuring charges	—	8.5	(8.5)	(100)%
Gain on sale of intangible asset	36.4	—	36.4	*
Interest income	2.5	4.0	(1.5)	(38)%
Interest expense	1.5	4.2	(2.7)	(64)%
Gain on extinguishment of debt	7.0	0.2	6.8	*
Gain on sale of long-term marketable securities	—	1.0	(1.0)	(100)%
Income tax (provision) benefit	(0.4)	0.2	(0.6)	*
Loss from discontinued operations	—	3.0	(3.0)	(100)%
Gain on sale of subsidiary	—	78.4	(78.4)	(100)%

Net income	$28.5	$28.0

*	Based on prior year amounts, percentage change does not provide meaningful information.

Collaboration revenue. The increase in collaboration revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 was due to the recognition of $1.2 million of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. In January 2008, TopoTarget was informed by the third party that it had terminated the development of the preclinical compound pursuant to which we formerly received collaboration revenue. We do not expect any additional collaboration revenue in 2008.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; license fees and milestone payments; supplies; drug supply; depreciation and amortization; and allocated facility costs. Our research and development efforts are concentrated solely on clinical trials. We budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform as a whole.

Below is a summary that reconciles our total research and development expenses for the three and nine month periods ended September 30, 2008 and 2007 by the major categories (in millions):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$1.5	$5.0	$(3.5)	(68)%
Salary and benefits	1.1	2.2	(1.1)	(50)%
Allocated facility costs	0.8	0.9	(0.1)	(11)%

Total research and development expenses	$3.4	$8.1

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$5.7	$16.7	$(11.0)	(66)%
Salary and benefits	3.3	7.6	(4.3)	(57)%
Supplies and reagants	0.1	0.6	(0.5)	(83)%
License fees and milestone	1.6	0.1	1.5	*
Depreciation and amortization	0.0	1.1	(1.1)	(100)%
Allocated facility costs	1.8	4.4	(2.5)	(57)%

Total research and development expenses	$12.5	$30.5

*	Based on prior year amounts, percentage change does not provide meaningful information.

The decrease in our research and development expenses for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was due to our decision in the first quarter of 2007 to focus our resources exclusively on generating clinical trial results from our lead oncology drug development programs, as well as the closing of our Biopharmaceutical Sciences Process facility and personnel reductions in the third and fourth quarters of 2007. The reductions included a decrease in salary and benefits caused by a reduction in personnel, a decrease in depreciation and amortization from a reduction in lab equipment and a decrease in allocated facility costs due to our restructurings in 2007. We anticipate that our research and development expenses for the remainder of 2008 will be relatively consistent with the third quarter.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of September 30, 2008, as well as the current direct research and development expenses for the three and nine month periods ended September 30, 2008 and 2007 for active programs which were incurred on or after we started conducting a Phase I clinical trial for our clinical candidate (in millions):

Therapeutic Area and Clinical Candidate	Class	Cumulative as of September 30, 2008 (since commencement of Phase I)	Indication	Trial Status
CR011-vcMMAE	Antibody-Drug Conjugate	$12.7	Metastatic Melanoma/Breast Cancer	Phase II

Therapeutic Area and Clinical Candidate	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
CR011-vcMMAE	$2.1	$0.5	$5.6	$1.9

We expect that the direct research and development expenses incurred in connection with our development of CR011-vcMMAE will slightly increase in the remainder of 2008, related to higher enrollment of patients in our breast cancer Phase II trial and manufacturing costs of CR011-vcMMAE, which is partially offset by milestone expenses of $1.5 million incurred in the first quarter of 2008. We do not expect additional milestone expenses in 2008.

In addition, we have two inactive programs for which we have incurred costs:

Velafermin—is a protein therapeutic we were investigating for the prevention of oral mucositis. We discontinued the development of this protein in the fourth quarter of 2007, after our Phase II dose-confirmatory clinical trial did not meet its primary endpoint. We incurred $0.4 million of costs for the three months ended September 30, 2008 and $1.3 million of costs for the nine months ended September 30, 2008. As of September 30, 2008, we have incurred cumulative costs of $51.6 million. As patients from this study were being followed for approximately one year post treatment for protocol-specified safety monitoring, the study was clinically complete at the end of September 2008. We do not anticipate incurring more than an additional $0.1 million of expenses for this program.

Belinostat—is a small molecule therapeutic, formerly referred to as PXD101, which inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. As of September 30, 2008 we have incurred cumulative costs of $48.2 million. On April 21, 2008, we announced the sale of our ownership and development rights of belinostat to TopoTarget, and as such, we do not expect to incur any additional expenses associated with this program.

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

General and administrative expenses. The decrease in general and administrative expenses for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was primarily a result of our restructuring activities during 2007 related to personnel reductions, a decrease in outsourcing of consultants and lower patent legal fees. We anticipate our general and administrative expenses for the remainder of 2008 will be consistent with the third quarter.

Restructuring charges. We incurred no restructuring charges for the three and nine months ended September 30, 2008. The restructuring charges for the three and nine months ended September 30, 2007 were due to the June 2007 restructuring.

Gain on sale of intangible asset. The gain on sale of intangible asset of $36.4 million for the nine months ended September 30, 2008 was a result of the sale of belinostat to TopoTarget in April 2008, which provided us with net cash proceeds of $24.6 million, and 5 million shares of TopoTarget stock valued at $11.8 million on the closing date, April 21, 2008.

Interest income. Interest income earned on our cash, restricted cash and investment portfolio for the three and nine month periods ended September 30, 2008 decreased as compared to the three and nine month periods ended September 30, 2007, primarily due to a lower average investment portfolio balance. We earned an average yield of 3.4% during the third quarter of 2008 as compared to 4.7% in the third quarter of 2007, and earned an average yield of 3.6% during the first nine months of 2008 as compared to 4.3% during the same period in 2007. We expect similar average yields in the fourth quarter of 2008 as in first three quarters of 2008; however, we anticipate interest income to slightly decrease in 2008 due to a lower average cash and investment portfolio balance.

Interest expense. Interest expense for the three and nine month periods ended September 30, 2008 decreased compared to the three and nine months ended September 30, 2007 due to the 2007 repurchases of $40.1 million and the 2008 repurchases of $50.9 million of our 4% convertible subordinated debentures due 2011. We expect interest expense, including interest paid to debt holders as well as amortization of deferred financing costs, to approximate $1.6 million for the full year 2008.

Gain on extinguishment of debt. The gain on extinguishment of debt for the nine month period ended September 30, 2008 was due to the repurchase of $50.9 million of our 4% convertible subordinated debentures due February 2011, for $43.2 million plus accrued interest of $0.5 million in May 2008. We recorded a gain of approximately $7.0 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Gain on sale of long-term marketable securities. During the three months ended September 30, 2007, we sold our investment in TopoTarget for proceeds of $6.3 million and realized a gain of $1.0.

Income tax benefit (provision). We recorded an income tax expense of $0.4 million for the nine month period ended September 30, 2008 related to Federal alternative minimum tax expense of $0.5 million partially offset by a research and development tax credit from the State of Connecticut of $0.1 million. The tax benefit for the nine month period is a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. Income tax expense for the nine month period ended September 30, 2008 represents Federal alternative minimum tax expected in 2008. We are expecting to have taxable income in 2008, primarily related to the gain on the sale of belinostat to TopoTarget and the gain on extinguishment of debt both recognized in 2008.

Income from discontinued operations. Our statement of operations for the nine month period ended September 30, 2007 included income from discontinued operations as a result of the sale of our ownership in 454 in the second quarter of 2007. We had no income from discontinued operations in the three and nine month periods ended September 30, 2008.

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

On April 21, 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $24.6 million in net cash proceeds, 5 million shares of TopoTarget common stock valued at approximately $11.8 million as of the date of the transfer agreement and $6 million in potential payments on future net sales and sublicenses of belinostat. On June 3, 2008, we sold the 5 million shares of TopoTarget common stock for cash proceeds of $11.8 million. Total net cash received related to the sale of belinostat was $36.4 million.

On May 12, 2008 we completed a series of privately-negotiated transactions with holders of our 4% convertible subordinated notes due February 2011 in which we repurchased a total of $50.9 million of the 2011 Notes for an aggregate purchase price of $43.2 million, reflecting an aggregate discount from the face value of such 2011 notes of approximately 15.1%.

On August 25, 2008, the escrow period for the escrow fund associated with the sale of 454 Life Sciences Corporation expired, and as such $14.7 million was released to us. The 454 sale and escrow are further discussed in Note 3 to our condensed consolidated financial statements.

Cash and investments. The following table depicts changes in cash, restricted cash and investments for the nine month periods ended September 30, 2008 and 2007, using the direct method (in millions):

	Nine months ended September 30,
	2008	2007
Cash paid to suppliers, employees and collaborators	$(14.0)	$(32.1)
Restructuring charges paid	(2.8)	(1.6)
Interest income received	2.7	4.1
Interest expense paid	(2.3)	(6.5)
Income tax provision (paid)/received	(0.3)	0.4
Cash paid to acquire property and equipment	—	(0.1)
Proceeds from sale of fixed assets	0.1	—
Proceeds from sale of held for sale assets	—	2.2
Proceeds from sale of long-term marketable securities	—	6.2
Proceeds from disposal of assets of discontinued operations	—	82.0
Gain on sale of intangible asset	36.4	—
Cash received from employee stock option exercises	—	0.1
Cash paid for extinguishment of debt	(43.2)	(66.2)
Net realized and unrealized gain on short-term investments and marketable securities	(0.2)	0.7

Net decrease in cash, restricted cash and investments	(23.6)	(10.8)
Cash, restricted cash and investments, beginning of period	115.0	164.4

Cash, restricted cash and investments, end of period	$91.4	$153.6

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

Future Liquidity. We expect to continue to fund our operations by a combination of the following sources: cash and investment balances; interest income; potential public or private equity offerings; debt financing or additional collaborations and licensing arrangements. We plan to seek a partner to share the costs of our late stage oncology program CR011-vcMMAE. We intend to use the proceeds from the assets monetized in 2007 as well as the cash received in 2008 from the sale of belinostat to TopoTarget for the development costs of CR011-vcMMAE while we seek a developmental partner, and also for other uses which could include strategic transactions. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as uses of short term liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; and license fees. We will also continue to evaluate potential acquisitions, including complementary businesses, technologies and products.

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

We may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of businesses, products or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of any acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations and may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

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

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of September 30, 2008. As compared to the Contractual Obligations disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007, this table no longer includes belinostat obligations since all the obligations were transferred to TopoTarget in April 2008.

Some of the amounts included in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors. These amounts exclude items accrued for on the balance sheet.

	Payments Due Year Ended December 31,
	Total	2008	2009	2010	2011
Long-term debt obligations	$19.0	$—	$—	$—	$19.0
Interest on convertible subordinated debt	2.0	—	0.8	0.8	0.4
Purchase commitments	3.9	1.4	2.3	0.2	—

Total	$24.9	$1.4	$3.1	$1.0	$19.4

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

We have unrecognized tax benefits of $0.8 million at September 30, 2008. This amount is excluded from the table above as we are unable to make a reasonable estimate of the period of cash settlement with the respective taxing authority.

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

Our outstanding long-term liabilities as of September 30, 2008 included $19.0 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of September 30, 2008, the market value of our $19.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $16.4 million.

We had 9.5% of our cash and investment securities in mortgage-backed securities as of September 30, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, we had 14.3% of our cash and investment securities in asset-backed securities which consist of auto, credit card and equipment loans as of September 30, 2008. The asset-backed and mortgage-backed securities as of September 30, 2008 had a gross unrealized gain of $0.03 million and a gross unrealized loss of $0.19 million or a net unrealized loss of $0.16 million. The largest unrealized loss on any individual security is $0.06 million.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. We believe that any individual unrealized loss as of September 30, 2008, represents only a temporary impairment, and no adjustment of carrying values is warranted at this time. We continue to monitor our investment portfolio on a regular basis for any other potential impairment.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

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

The following discussion includes one revised risk factor (“Competition in our field is intense and likely to increase”) and two new risk factors (“Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share” and “We may from time to time exceed the Federal Deposit Insurance Corporation limits in our bank accounts”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K, as well as updates to various risk factors in general. We also removed four risk factors as they were no longer relevant: (“Our debt service obligations may adversely affect our cash flow”; “Our ability to repurchase notes, if required, with cash upon a change in control or fundamental change may be limited”; “We have significant leverage as a result of the sale of our debt in 2004” and “If the proceeds we receive from the sale of our stake in 454 are less than anticipated due to indemnification claims against the escrow account, our liquidity may be impaired, and we may be forced to seek alternative sources of financing sooner than anticipated”).

Risks Related to Our Business

We have a history of operating losses and expect to incur operating losses in the foreseeable future. We do not expect to have a meaningful source of recurring revenue in the near future.

We have incurred losses since inception, principally as a result of research and development and general and administrative expenses in support of our operations. We generated net income of $28.5 million for the nine months ended September 30, 2008, net income of $25.4 million in 2007 principally resulting from the sale of 454, net losses of $59.8 million and $73.2 million in 2006 and 2005, respectively, and as of September 30, 2008 had an accumulated deficit of $459.0 million. We expect to continue to incur operating losses for the foreseeable future. We anticipate incurring additional losses related to investments in CR011-vcMMAE and do not expect to have a meaningful source of recurring revenue in the near future.

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

While we will continue to explore alternative sources for financing our business activities, including the possibility of public securities offerings and/or private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our stockholders to lose all or a substantial portion of their investment.

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

We currently rely on a limited number of manufacturers for the clinical supplies of our antibody, and antibody-drug conjugate, or ADC, drug candidates and do not currently have contractual relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

As of September 30, 2008, we had total outstanding convertible debt of $19.0 million which is due in February 2011; and for the year ended December 31, 2007, we had a deficiency of earnings available to cover fixed charges of $50.1 million. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of September 30, 2008, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2009	0.8

2010	0.8

2011	0.4

Total	$2.0

Our leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We expect that we would raise any additional capital we require through public or private equity offerings, debt financings, or additional collaborations and licensing arrangements. We cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our stockholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. The relinquishing of rights or granting of licenses on unfavorable terms could materially adversely affect our business, financial condition, and results of operations. If adequate funds are not available, our business, financial condition, and results of operations would be materially adversely affected. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace in general, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

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

We have a diversified portfolio of investments, of which 34% of our debt investments at September 30, 2008 were invested in U.S. Treasuries and mortgage-backed securities that are sponsored by the U.S. Government. Our fixed-rate debt investments comply with our policy of investing in only investment-grade debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company or assets. Should the underlying company or assets suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the twelve months ended September 30, 2008 the closing price of our stock ranged from a high of $1.56 per share to a low of $0.63 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

•	the current credit crisis and associated turmoil in world financial markets;

•	variations in our quarterly operating results;

•	announcements of clinical results, technological innovations, or new products by us or our competitors;

•	acquisitions or strategic alliances by us or others in our industry;

•	announcement by the government or other agencies regarding the economic health of the United States and the rest of the world;

•	the hiring or departure of key personnel;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of our performance or recommendations by financial analysts.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On September 23, 2008, we received notification from The NASDAQ Stock Market LLC, or NASDAQ, indicating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price per share for the our common stock had been below $1.00 per share, or the Minimum Bid Price Requirement, for 30 consecutive business days. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until March 23, 2009, to regain compliance.

On October 22, 2008, we received written notification from NASDAQ that, effective October 16, 2008, NASDAQ suspended enforcement of the Minimum Bid Price Requirement through January 16, 2009 due to current conditions in U.S. and world financial markets. The Minimum Bid Price Requirement will be reinstated on January 19, 2009, and the first relevant trade date for determining compliance with the requirement will be January 20, 2009. The notification stated that since we had 158 calendar days remaining in our compliance period as of October 16, 2008, we will, upon reinstatement of the Minimum Bid Price Requirement, still have this number of days, or until June 26, 2009, to regain compliance.

To regain compliance with the Minimum Bid Price Requirement, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive business days, either during the suspension period or during the compliance period resuming after the suspension period. If we do not regain compliance with the Rule by June 26, 2009, we can apply to list our common stock on the NASDAQ Capital Market and NASDAQ will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c), except for the Minimum Bid Price Requirement. If we meet the NASDAQ Capital Market initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar days to come into compliance with the Minimum Bid Price Requirement. If we do not meet the initial listing criteria, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we would be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel.

We will seek to regain compliance with the Minimum Bid Price Requirement by June 26, 2009, and are considering alternatives to address compliance with the continued listing standards of the NASDAQ Global Market.

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

We may from time to time seek to repurchase or refinance all or a portion of our outstanding $19.0 million 4% convertible debentures that mature on February 15, 2011. Any repurchases might occur through cash purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction, individually or in the aggregate, may be material and could adversely affect our liquidity and ability to fund ongoing operations.

We may from time to time exceed the Federal Deposit Insurance Corporation limits in our bank accounts.

We may from time to time have a balance in our bank account which exceeds the $250,000 per depositor, per insured bank amount guaranteed by the Federal Deposit Insurance Corporation, or FDIC. The FDIC insures deposits in most banks and savings associations located in the United States. The FDIC protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails. FDIC insurance is backed by the full faith and credit of the United States government.

Item 6.	Exhibits

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
Chief Executive Officer and President
(Principal Executive Officer of the Registrant)

Dated: November 7, 2008	By:	/s/ Sean A. Cassidy
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