Form 10-K
period 2008-12-31
CURAGEN CORP
filed 2009-03-10
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.96 per share, the last reported sale price on the NASDAQ Global Market on that date, was $53,957,363.

The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 57,137,034.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CURAGEN CORPORATION

FORM 10-K

PART I

Item 1.	Business

Overview

We are a biopharmaceutical development company dedicated to improving the lives of patients by developing novel therapeutics for the treatment of cancer. We have taken a systematic approach to identifying and validating promising therapeutics and are now focused on developing and advancing a potential drug candidate, CR011-vcMMAE, through clinical development

We are a Delaware corporation. We were incorporated in 1991 and began operations in 1993. Our principal executive office is located at 322 East Main Street, Branford, Connecticut 06405.

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

Strategy

Our goal is to generate value for our stockholders by focusing our resources on advancing our cancer treatment CR011-vcMMAE, or CR011, through clinical development and towards commercialization, which may include establishing partnerships with pharmaceutical and biotechnology companies for the development and commercialization of this therapeutic. In February 2009, we announced our plan to undertake a review of strategic alternatives that could enhance shareholder value. These alternatives range from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. There is no assurance that this process will result in any changes to our current business plan or lead to any specific action or transaction.

CR011-vcMMAE for the Treatment of Cancer

CR011 is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont that utilizes antibody-drug conjugate, or ADC, technology licensed from Seattle Genetics to attach monomethylauristatin E, or vcMMAE, to yield CR011-vcMMAE. CR011 targets glycoprotein NMB, or GPNMB, a protein located specifically on the surface of cells including melanoma. After CR011-vcMMAE binds to the target protein, the ADC is transported inside the cancer cell where MMAE is cleaved from the antibody and activated in the cell.

CR011-vcMMAE Clinical Development Program

In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. We are currently evaluating CR011-

vcMMAE in clinical trials for the treatment of patients with advanced melanoma and for the treatment of patients with metastatic breast cancer, as further described in the table below.

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status
Metastatic melanoma	I/II	0.03 to 2.63 mg/kg every three weeks in Phase I; 1.88 mg/kg every three weeks in Phase II	June 2006	Enrollment completed. Updated results anticipated in the first half of 2009.

		Weekly and two out of every three week regimens	Sept 2007	Preliminary results anticipated in the first half of 2009.

Breast cancer	I/II	Every three weeks regimen	June 2008	Enrollment ongoing. Preliminary results anticipated in the first half of 2009.

Phase II Trial Results for the Treatment of Metastatic Melanoma Cancer

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

Thirty-six patients were enrolled in the Phase II portion of the trial. Of the patients enrolled, 94% had Stage IV disease, of which two-thirds were classified as M1c, the poorest risk group. At the time of the data cutoff for this analysis (September 19, 2008), 31 patients had at least one efficacy assessment available, and 18 patients were continuing to receive ongoing treatment in the study. The overall median progression-free survival, orPFS, was approximately 4.5 months. RECIST-defined partial responses were reported in 3 patients, 2 of whom were ongoing, and an unconfirmed partial response was noted in 1 patient. Nineteen patients had stable disease, 14 of whom were ongoing, with tumor shrinkage observed in 12 of these patients. As expected based upon the expression of GPNMB and as observed in Phase I, dermatologic adverse events consisting of rash, alopecia, and pruritus were the most common toxicities in this study. A preliminary exploratory analysis assessing the relationship of rash and PFS was performed and showed a trend toward longer PFS in patients that developed Grade 2 or higher rash (n=13). Other adverse events included fatigue, diarrhea, anorexia and nausea. Grade 3 or 4 neutropenia was observed in 7 patients (22%).

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

Phase II Trial Results for the Treatment of Breast Cancer

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

Earlier Stage Assets

In addition, we have several potential preclinical protein, antibody, and antibody-drug conjugates that have been evaluated in animal studies. We will continue to evaluate strategic opportunities for these assets through partnerships, licensing, or the filing of investigational new drug, or IND, applications in the future.

Research and Development

Research and Development Expenses

Research and development expenses for the years ending 2008, 2007 and 2006 were $15.1 million, $36.8 million and $44.0 million, respectively. Our research and development expenses consist of investments in the manufacturing, and clinical development of our drug candidate CR011-vcMMAE. For additional details regarding our research and development expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included elsewhere in this Annual Report on Form 10-K.

Strategic Collaborations

We have two primary collaborative partners, Amgen Fremont and Seattle Genetics, from whom we license technology which enables our development of CR011-vcMMAE.

Amgen Fremont (formerly Abgenix)

In December 1999, we entered into a strategic collaboration with Abgenix to develop fully-human monoclonal antibody therapeutics. We amended and restructured this alliance in November 2000 and April 2004. The initial phase of the agreement, involving the identification of targets and the initiation of antibody generation, was completed in June 2005. In April 2006, Amgen Inc. acquired Abgenix, and assumed all obligations of the agreement. Under this agreement, we have advanced CR011-vcMMAE into clinical development. Under our agreement we are obligated to pay milestones to Amgen for the advancement of CR011-vcMMAE through clinical trials and regulatory approval. In addition, we are obligated to pay royalties to Amgen based upon net sales of CR011-vcMMAE once commercialized. In return, Amgen is obliged to pay reciprocal milestones and royalties on antibody therapeutics from our collaboration which they develop.

Seattle Genetics

In June 2004, we announced the licensing of Seattle Genetics’ proprietary ADC technology for use with up to two of our fully-human monoclonal antibodies. We paid an upfront fee of $2.0 million for access to the ADC technology for use with CR011-vcMMAE, our first fully-human monoclonal antibody program to utilize this technology which we announced in October 2004. We announced in July 2006 that an IND was filed with the Federal Drug Administration, or FDA, for CR011-vcMMAE and patient enrollment was initiated in a Phase I clinical trial.

We are responsible for research, product development, manufacturing and commercialization under this collaboration. We also pay maintenance and material supply fees for ongoing assistance provided by Seattle Genetics in developing ADC products. Under the agreement, we are obligated to pay milestones to Seattle Genetics for the advancement of CR011-vcMMAE through clinical trials and regulatory approval. In addition, we are obligated to pay royalties to Seattle Genetics based upon Net Sales of CR011-vcMMAE once commercialized. We may terminate any license under the agreement by providing not less than 90 days prior written notice to Seattle Genetics

TopoTarget

On April 21, 2008, we entered into a transfer and termination agreement with our former collaboration partner TopoTarget A.S, or TopoTarget, to transfer our ownership and development rights to belinostat, a Phase I/II HDAC Inhibitor, and any other HDAC Inhibitors. There was no book value for belinostat. In consideration for the transfer, we received $24.6 million in net cash proceeds and 5 million shares of TopoTarget common stock, valued at $11.8 million as of the date of the Transfer Agreement based on the closing price of TopoTarget common stock (in DKK on the Copenhagen Exchange) on the date of the sale, April 21, 2008, multiplied by the exchange rate for the same date. In addition, we are eligible to receive $6.0 million in potential payments on future net sales and sublicenses of belinostat.

On June 3, 2008, we sold the 5 million shares of TopoTarget common stock for cash proceeds of $11.8 million. In connection with the Transfer Agreement, we also entered into a Transition Services Agreement, or TSA, dated April 21, 2008 with TopoTarget, pursuant to which we agreed to provide certain regulatory and administrative services to TopoTarget for fees payable by TopoTarget. All services under the TSA terminated as of December 31, 2008.

Competition

We are subject to significant competition in the development and commercialization of new drugs from organizations that are pursuing strategies, approaches, technologies and products that are similar to our own. Many of the organizations competing with us have greater capital resources, research and development staffs, facilities, and marketing capabilities. We face competition from a number of biotechnology and pharmaceutical companies with products in preclinical development, clinical trials, or approved for conditions identical or similar to the one we are pursuing.

We are aware of specific companies that are developing antibody drug conjugates (ADCs) for use in the treatment of cancer. Trastuzumab-DM1 (T-DM1) is a first-in-class HER2 antibody drug conjugate comprised of Genentech’s trastuzumab antibody linked to ImmunoGen’s cell-killing agent, DM1. T-DM1 combines anti-HER2 activity and targeted intracellular delivery of the potent anti-microtubule agent, DM1 (a maytansine derivative). A Phase III clinical trial evaluating T-DM1 for second-line HER2-positive metastatic breast cancer is planned and may be competitive with our developmental program in the breast cancer indication. Other ADCs are in development by our collaborator of the MMAE technology, Seattle Genetics, using monomethylaurastatin derivatives as the cell-killing agent in hematologic cancers and other cancers. Marketed products that are used in the treatment of melanoma include dacarbazine, temozolamide, and interleukin-2. In addition, several other pharmaceutical and biotechnology companies are engaged in research and development for the treatment of melanoma. Many more products are on the market or in development for the treatment of metastatic breast cancer. How CR011 will compete with these other commercial and development stage products in metastatic melanoma and breast cancer is not clear at this time.

Intellectual Property

Our business and competitive position depends in part on our ability to protect our gene sequences, the proteins they encode, fully-human monoclonal antibodies raised against them, small molecules, other products, information systems and proprietary databases, software and other methods and technology. We have filed, and continue to file, patent applications that seek to protect commercially significant aspects of our product candidates. Our patent portfolio for CR011 consists of approximately 13 pending patent applications worldwide which, if approved, would have estimated U.S. patent expiry dates through 2025.

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

The Clinical Trial Processes

We currently have one product, CR011-vcMMAE, in Phase I/II stages of clinical trial development. All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs regulations. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined and are as follows:

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

Employees

As of December 31, 2008, we had 16 full and part-time employees. Our employees include scientists, clinicians, physicians, accountants and lawyers. We believe that we maintain good relationships with our employees. We believe that our future success will depend in large part on our ability to attract and retain experienced and skilled employees.

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

Risks Related to Our Business

We currently have only one significant asset (other than cash), which is CR011. We are currently considering strategic alternatives ranging from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. As a result, the nature of our business could change significantly and our future is highly uncertain.

CR011 is currently our only significant asset (other than cash), and as a result the future of our company is heavily dependent on the future progress of CR011, which is difficult to predict. If future clinical trial results for CR011 do not warrant continuing its development, our business would be materially and adversely affected and we could be left with no development programs and no prospects of developing any in the future. In addition, in February 2009, we announced our plan to undertake a review of strategic alternatives for the company. These alternatives range from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. It is impossible to predict whether this process will result in any changes to our current business plans or lead to any specific action or transaction, or what such changes, actions or transactions might be if any do occur as a result of this process. As a result, the nature of our business could change significantly and our future is highly uncertain.

We have a history of operating losses and expect to incur operating losses in the foreseeable future. We do not expect to have a meaningful source of recurring revenue in the near future.

We have incurred losses since inception, except for 2007 and 2008, both years in which we had non-recurring transactions which resulted in net income. We generated net income of $24.8 million in 2008 as a result of the sale of belinostat to TopoTarget and gains on the extinguishment of our convertible subordinated debt, and we also generated net income of $25.4 million in 2007 principally resulting from the sale of our former majority-owned subsidiary 454 Life Sciences Corporation, or 454. We incurred a net loss of $59.8 million in 2006. As of December 31, 2008, we had an accumulated deficit of $462.8 million. We expect to continue to incur operating losses for the foreseeable future. We anticipate incurring additional losses related to investments in CR011-vcMMAE and do not expect to have a meaningful source of recurring revenue in the near future.

We can not ensure that our existing cash and investment balances will be sufficient to meet our requirements for the future.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2011. We consider our operating expenditures to be crucial to our future success, and by continuing to make investments in CR011-vcMMAE, we believe that we are building value for our stockholders. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

While we will continue to explore alternative sources for financing our business activities, including the possibility of private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our stockholders to lose all or a substantial portion of their investment.

Our drug candidates are still in development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.

To date, we have not marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our only clinical stage drug candidate is CR011-vcMMAE, which is currently in Phase II clinical trials. Further development of our preclinical candidates will be limited in the foreseeable future due to our decision to focus our resources on the development of CR011-vcMMAE. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. For example, in the fourth quarter of 2007, we decided to discontinue the development of velafermin, a protein we were investigating for the prevention of oral mucositis in cancer patients receiving chemotherapy, after reviewing and evaluating the results of Phase II clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for CR011-vcMMAE and our other potential future drug candidates may not be predictive of the safety, efficacy or dosing results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

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

We currently depend on third-party manufacturers to produce our clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of any approved drug candidates. If, in the future, we manufacture any of our drug candidates, we will be required to incur significant costs and devote significant efforts to establish and maintain these capabilities.

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

We currently rely on a limited number of manufacturers for the clinical supplies of our antibody, andADC drug candidates and do not currently have contractual relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

Our products in development will require significant research and development and preclinical and clinical testing prior to our submitting any regulatory application for their commercial use. These activities, even if undertaken without the collaboration of others, will require us to expend significant funds and will be subject to the risks of failure inherent in the development of a pharmaceutical product. Even if we complete such studies, our ability to commercialize products will depend on our ability to:

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

If any current or future collaborative partner does not devote suffi cient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

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

If physicians, patients and third-party payors do not accept any future drugs that we may develop, we may be unable to generate significant revenue, if any.

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

As of December 31, 2008, we had total outstanding convertible debt of $19.0 million which is due in February 2011; and for the year ended December 31, 2008, we had earnings available to cover fixed charges of

$25.1 million due primarily to our sale of belinostat to TopoTarget, which was a one time non-recurring event. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of December 31, 2008, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2009	$0.8
2010	0.8
2011	0.4

Total	$2.0

Our leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

We expect that we would raise any additional capital we require through private equity offerings, debt financings, or additional collaborations and licensing arrangements. We cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our stockholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms. The relinquishing of rights or granting of licenses on unfavorable terms could materially adversely affect our business, financial condition, and results of operations. If adequate funds are not available, our business, financial condition, and results of operations would be materially adversely affected. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products. If we require additional capital at a time when investment in biotechnology companies such as ours, or in the marketplace in general, is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter.

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

We have a diversified portfolio of investments, of which 35% of our debt investments at December 31, 2008 were invested in U.S. Treasuries and mortgage-backed securities that are sponsored by the U.S. Government. Our fixed-rate debt investments comply with our policy of investing in only highly rated debt instruments. The ability for the debt to be repaid upon maturity or to have a viable resale market is dependent, in part, on the financial success of the underlying company or assets. Should the underlying company or assets suffer significant financial difficulty, the debt instrument could either be downgraded or, in the worst case, our investment could be worthless. This would result in our losing the cash value of the investment and incurring a charge to our statement of operations.

The market price of our common stock is highly volatile.

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the year ended December 31, 2008 the sales price of our stock ranged from a high of $1.20 per share to a low of $0.41 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

•	the current economic and credit crisis and associated turmoil in world financial markets;

•	variations in our quarterly operating results;

•	announcements of clinical results, technological innovations, or new products by us or our competitors;

•	acquisitions or strategic alliances by us or others in our industry;

•	announcement by the government or other agencies regarding the economic health of the United States and the rest of the world;

•	the hiring or departure of key personnel;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of our performance or recommendations by financial analysts.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

In September 2008, we received a letter from The NASDAQ Stock Market LLC advising us that the closing bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided an initial period of 180 calendar days, or until March 23, 2009, to regain compliance with the minimum price requirement.

In October 2008, we received a letter from NASDAQ informing us that NASDAQ had temporarily suspended enforcement of the minimum price requirement due to conditions in U.S. and world financial markets, and in December 2008, we received an additional letter from NASDAQ indicating that the suspension period had been extended, with enforcement of the requirement scheduled to resume on April 20, 2009. The December letter further stated that prior to the resumption of enforcement of the requirement, NASDAQ will send an additional letter to inform us of the number of calendar days remaining in our compliance period and the specific date by which we need to regain compliance. The letter we received in October stated that we have 158 calendar days remaining in our compliance period. With the enforcement of the requirement scheduled to resume on April 20, 2009, and assuming a 158 day compliance period, we would have until September 25, 2009 to regain compliance.

We can regain compliance with the minimum bid price requirement, either during the suspension period or during the compliance period resuming after the suspension period, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days. If we do not regain compliance with the requirement by the required date, we can apply to list our common stock on the NASDAQ Capital Market and NASDAQ will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c), other than the minimum price requirement. If we meet the NASDAQ Capital Market initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar days to come into compliance with the requirement. If we do not meet the initial listing criteria, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we would be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel.

We will seek to regain compliance with the minimum price requirement by the required date, and are considering alternatives to address compliance with the continued listing standards of the NASDAQ Global Market, but it is possible that we will be unable to meet these standards despite our efforts, and that our stock could be delisted from the NASDAQ Global Market as a result.

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

We may decide to raise additional funds through a private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced, and the new equity securities may have rights with priority over our common stock. We may not be able to obtain sufficient financing on terms that are favorable to us or our existing stockholders, if at all.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease executive, administrative and research offices at our Branford, Connecticut location. We believe that our facilities are adequate for our current operations or that suitable leased space will be available as needed.

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

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “CRGN”. The following table sets forth, for the periods indicated, the low and high sales prices per share for our common stock, as reported by the Nasdaq Global Market:

	2008
	Low	High
Quarter Ended March 31, 2008	$0.60	$0.95
Quarter Ended June 30, 2008	0.71	1.20
Quarter Ended September 30, 2008	0.44	1.20
Quarter Ended December 31, 2008	0.41	0.81

	2007
	Low	High
Quarter Ended March 31, 2007	$2.95	$4.99
Quarter Ended June 30, 2007	1.82	3.19
Quarter Ended September 30, 2007	1.08	2.05
Quarter Ended December 31, 2007	0.73	1.58

Stockholders

As of February 28, 2009, there were approximately 186 stockholders of record of our common stock and, according to our estimates, 7,008 beneficial owners of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate declaring any cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development of our business.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Performance Graph

The performance graph compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index (capitalization weighted). The graph tracks the performance of a $100 investment in our common stock and in each of the designated indexes assuming (with the reinvestment of all dividends) for the period 12/31/2003 to 12/31/2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

		Cumulative Total Return
	Base Period 12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CuraGen Corporation	$100.00	$97.68	$42.02	$62.76	$12.55	$6.28
NASDAQ Composite Index	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology Index	100.00	112.17	130.53	130.05	132.24	122.10

(1)	Graph assumes $100 invested on December 31, 2003 in our common stock, The NASDAQ Composite Index and The NASDAQ Biotechnology Index (capitalization weighted).
(2)	Total return assumes reinvestment of dividends.
(3)	Year ended December 31.

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

The selected consolidated financial data set forth below are derived from our audited consolidated balance sheets as of December 31, 2008 and 2007 and the related audited consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and notes thereto, which are included elsewhere in this report. The consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations data for the years ended December 31, 2005 and 2004 have been derived from our related financial statements which are not included herein. The sale of 454 Life Sciences Corporation on May 25, 2007 has been accounted for as a discontinued operation and is presented as such for all periods prior to its sale. Historical results are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data
Revenue	$1,174	$88	$2,298	$4,825	$4,684
Total operating expenses	20,756	59,710	57,657	72,503	80,235
Income (loss) from continuing operations	24,781	(49,963)	(57,165)	(69,168)	(79,588)
Income (loss) from discontinued operations	—	75,361	(2,675)	(4,076)	(10,809)

Net income (loss)	24,781	25,398	(59,839)	(73,244)	(90,397)

Basic and diluted income (loss) per share from continuing operations	0.44	(0.89)	(1.04)	(1.33)	(1.59)
Basic and diluted income (loss) per share from discontinued operations	—	1.34	(0.05)	(0.08)	(0.22)

Basic and diluted net income (loss) per share	0.44	0.45	(1.09)	(1.41)	(1.81)

Weighted average number of shares used in computing basic income (loss) per share	56,738	55,853	54,896	51,991	49,943
Weighted average number of shares used in computing diluted income (loss) per share	60,642	55,853	54,896	51,991	49,943

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data
Cash and investments	$87,664	$100,444	$164,393	$211,238	$320,296
Restricted cash	—	14,533	—	—	—

Total cash, restricted cash and investments	87,664	114,977	164,393	211,238	320,296

Working capital	84,044	107,844	95,985	205,610	316,516
Total assets	88,546	119,282	227,294	269,979	366,671
4% Convertible subordinated notes due 2011	18,967	69,890	110,000	110,000	110,000
6% Convertible subordinated debentures due 2007	—	—	66,228	66,228	130,000

Total convertible subordinated notes and debentures	18,967	69,890	176,228	176,228	240,000

Total long-term liabilities	18,967	70,975	111,174	176,228	240,000
Accumulated deficit	462,793	487,574	512,972	453,133	379,889
Stockholders’ equity	65,465	38,465	8,767	56,484	106,926
Cash dividends declared per common share	—	—	—	—	—

Earnings (Deficiency) Available to Cover Fixed Charges

The following table sets forth our consolidated earnings (deficiency) available to cover fixed charges.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Earnings (deficiency) available to cover fixed charges (1) (2)	$25,103	$(50,148)	$(57,540)	$(69,571)	$(80,770)

(1)	From 2004 to 2007, earnings were inadequate to cover fixed charges. We needed additional earnings, as indicated by the deficiency of earnings available to cover fixed charges for each of the periods from 2004 to 2007 presented above, to achieve a ratio of earnings to fixed charges of 1.0x.
(2)	The deficiency of earnings available to cover fixed charges is computed by subtracting fixed charges from the loss from continuing operations before income tax benefit plus fixed charges. Fixed charges consist of interest expense plus that portion of net rental expense deemed representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In February 2009, we announced our plan to undertake a review of strategic alternatives that could enhance shareholder value. These alternatives range from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. There is no assurance that this process will result in any changes to our current business plan or lead to any specific action or transaction.

Royalties or other revenue generated from commercial sales of products developed through the application of our technologies or expertise is not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to potential milestones and other potential payments related to partnering CR011, and interest income.

We expect to continue incurring expenses relating to our research and development efforts as we focus on clinical trials required for the development of CR011-vcMMAE. Conducting clinical trials is a lengthy, time-consuming and expensive process and we expect to incur continued losses over the next several years. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

CR011 is a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont that utilizes antibody-drug conjugate, or ADC, technology licensed from Seattle Genetics to attach monomethylauristatin E, or vcMMAE, to yield CR011-vcMMAE. CR011 targets glycoprotein NMB, or GPNMB, a protein located specifically on the surface of cells including melanoma. After CR011-vcMMAE binds to the target protein, the ADC is transported inside the cancer cell where MMAE is cleaved from the antibody and activated in the cell. We are currently conducting a clinical development program evaluating CR011-vcMMAE for:

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status

Metastatic melanoma	I/II	0.03 to 2.63 mg/kg every three weeks in Phase I; 1.88 mg/kg every three weeks in Phase II	June 2006	Enrollment completed. Updated results anticipated in the first half of 2009.

		Weekly and two out of every three week regimens	Sept 2007	Preliminary results anticipated in the first half of 2009.

Breast cancer	I/II	Every three weeks regimen	June 2008	Enrollment ongoing. Preliminary results anticipated in the first half of 2009.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to investment valuation, prepaid expenses, accrued expenses, revenue recognition, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Investment Valuation

We invest in short-term and long-term marketable securities, principally corporate notes, government securities and other asset backed securities, in which our excess cash balances are invested.

As described in Note 8 to our consolidated financial statements, a substantial portion of our financial assets have been classified as Level 2. Inherent in Level 2 securities valuation are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Judgments and estimates are used in pricing Level 2 securities. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is judgmental and changes in methodologies can have a material impact on our results of operations.

All of the securities in our investment portfolio are priced by our investment manager, an independent third party. On a quarterly basis, we obtain a second price for each security to compare to the price obtained from our investment manager. As of December 31, 2008 there have been no material variances in the prices obtained from these two sources, and as such we have used the pricing provided by our investment manager.

In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of income. The factors that we consider in our assessments for our investments in debt securities include the fair market value of the security, the duration of the security’s decline, and our ability and intent to hold to maturity. The determination of whether a loss is other than temporary is judgmental and can have a material impact on our financial results.

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

Collaboration Revenue

During 2008, we recognized the remaining $1.2 million of collaboration revenue related to the grant of exclusive worldwide rights by our former collaboration partner TopoTarget to an unrelated third party of a preclinical HDAC inhibitor for potential use in the field of dermatology. Under our collaboration agreement with TopoTarget, we were entitled to receive 50% of initial payments received by TopoTarget from such third party. During 2006, we received $1.3 million which previously was being amortized on a straight line basis commencing in November 2006, the month the agreement was signed, through April 2022, the date the first original patent will expire in the United States. In January 2008, TopoTarget was informed by the third party it had terminated the development of the preclinical compound pursuant to its license agreement with TopoTarget, and all unrecognized revenue was recognized upon termination.

Collaboration revenue during 2007 was generated by the recognition of collaboration revenue related to the grant of exclusive worldwide rights by our former collaboration partner TopoTarget to an unrelated third party of a preclinical HDAC inhibitor for potential use in the field of dermatology. Collaboration revenue during 2006 was generated primarily under our Pharmacogenomics Agreement with Bayer, or the Bayer Agreement. Payments received under the terms of the Bayer Agreement consisted of non-refundable fixed quarterly payments received in advance under the Bayer Agreement, which was completed in 2006.

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

Accrued and Prepaid Expenses

We review new and open contracts, communicate with our applicable personnel to identify services that have been performed on our behalf and estimate the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost for accrued expenses. We also review, with our applicable personnel, services that have been performed when payment was required in advance and estimate the level of service performed and the associated cost incurred. The majority of our service providers invoice us monthly in arrears for services performed however, some required advanced payments. We make estimates of our accrued and prepaid expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We also periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, we have not adjusted our estimates at any particular balance sheet date in any material amount. Examples of estimated accrued and prepaid expenses include:

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

Stock-Based Compensation

We utilized the modified prospective transition method to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”, or SFAS 123R on January 1, 2006. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Prior to January 2006, we accounted for stock options under the intrinsic value method described in Accounting Principals Board Opinion No. 25, or APB 25, and related Interpretations as permitted by SFAS 123. Estimates in recording employee stock option expense include utilizing the Black-Scholes option valuation method to estimate the fair value of stock options granted to employees and the number of options that will be forfeited due to employee terminations. The Black-Scholes option valuation method requires inputs for the following three factors: (1) volatility, (2) risk-free interest rate, and (3) expected term of the option. We use historical volatility to determine the expected stock price volatility factor; risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, for the period corresponding to the approximate expected term of the options; and the expected term has been calculated using the simplified method to estimate expected term of stock options as allowed under SAB 110. We estimate future forfeitures of stock options primarily based on historical experience. For additional information on stock-based compensation, please see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Year 2008 Compared to Year 2007

The following table sets forth a comparison of the components of our net income for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007	$ Change	% Change
Collaboration revenue	$1.2	$0.1	$1.1	*
Research and development expenses	15.1	36.8	(21.7)	(59)%
General and administrative expenses	5.2	11.7	(6.5)	(56)%
Restructuring charges	0.5	11.3	(10.8)	(96)%
Gain on sale of intangible asset	36.4	—	36.4	*
Interest income	3.4	5.6	(2.2)	(39)%
Interest expense	1.7	5.2	(3.5)	(67)%
Realized (loss) gain on sale of available-for-sale investments, net	(0.4)	0.7	(1.1)	*
Gain on extinguishment of debt	7.0	8.4	(1.4)	(17)%
Income tax (provision) benefit	(0.3)	0.2	0.5	*
Income from discontinued operations	—	75.4	(75.4)	(100)%

Net income	$24.8	$25.4

*	Based on prior year amounts, percentage change does not provide meaningful information.

Collaboration revenue.    The increase in collaboration revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was due to the recognition of $1.2 million of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. In January 2008, TopoTarget was informed by the third party that it had terminated the development of the preclinical compound pursuant to which we formerly received collaboration revenue. Therefore, all unrecognized collaboration revenue was recognized. We do not expect any collaboration revenue in 2009.

Research and development expenses.    Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; license fees and milestone payments; supplies; drug supply; and allocated facility costs. Our research and development efforts in 2008 were concentrated solely on clinical trials. We budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform as a whole.

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2008 and 2007 by the major categories (in millions):

	2008	2007	$ Change	% Change
Contractual and manufacturing costs	$6.4	$20.9	$(14.5)	(69)%
Salary and benefits	4.2	9.1	(4.9)	(54)%
Supplies	0.1	0.7	(0.6)	(86)%
License fees and milestone payments	1.6	0.1	1.5	*
Depreciation and amortization	—	1.2	(1.2)	(100)%
Allocated facility costs	2.8	4.8	(2.0)	(42)%

Total research and development expenses	$15.1	$36.8

The decrease in our research and development expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due to the Transfer Agreement entered into in the second quarter 2008 with TopoTarget A.S. which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, such that we would no longer incur additional clinical trial expenses. In 2007, we incurred expenses through the second quarter for our Biopharmaceutical Sciences Process facility, or BPS, which was closed July 27, 2007, and expenses through the fourth quarter 2007 related to velafermin clinical trials which were terminated in the fourth quarter. The reductions in 2008 compared to 2007 included a decrease in supplies caused by the closure of BPS, a decrease in salary and benefits caused by a reduction in personnel, a decrease in depreciation and amortization from a reduction in lab equipment and a decrease in allocated facility costs due to the closure of some facilities. We had an increase in license fees and milestone payments in 2008 as compared to 2007, due to milestone expenses incurred relating to our collaboration agreements with Amgen Fremont and Seattle Genetics for advancing CR011-vcMMAE to Phase II. We anticipate our research and development expenses for 2009 will decrease as compared to 2008 in the contractual and manufacturing costs expense category due to the sale of our rights to develop belinostat and in the personnel costs category due to a reduction in workforce in December 2008.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of December 31, 2008, as well as the current direct research and development expenses for the years ended December 31, 2008 and 2007 which were incurred on or after we started conducting a Phase I clinical trial for CR011-vcMMAE (in millions):

Clinical Development Costs for CR011-vcMMAE
Cumulative as of December 31, 2008 (since commencement of Phase I trial)	Year Ended December 31, 2008	Year Ended December 31, 2007	Indication
$ 15.0	$7.9	$2.7	Metastatic Melanoma/ Breast Cancer

We expect that the direct research and development expenses incurred in connection with our development of CR011-vcMMAE in 2009 will be consistent with expenses in 2008.

In addition, we have two inactive programs for which we incurred costs in 2008:

Velafermin—is a protein therapeutic we were investigating for the prevention of oral mucositis. We discontinued the development of this protein in the fourth quarter of 2007, after our Phase II dose-confirmatory clinical trial did not meet its primary endpoint. We incurred $1.4 million of costs related to closing out the velafermin program for the year ended December 31, 2008 compared to $13.2 million of costs for the year ended December 31, 2007. As of December 31, 2008, we had incurred cumulative costs of $51.7 million. As patients from this study were being followed for approximately one year post treatment for protocol-specified safety monitoring, the study was clinically complete at the end of September 2008. We do not anticipate incurring additional future costs for this program.

Belinostat—is a small molecule therapeutic, formerly referred to as PXD101, which inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. As of December 31, 2008 we had incurred cumulative costs of $48.1 million. On April 21, 2008, we announced the sale of our ownership in and development rights to belinostat to TopoTarget, and as such, we do not expect to incur any additional expenses in 2009 associated with this program.

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

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the cost of projects and the need to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available. If our major research and development projects are delayed, then we can expect to incur additional costs in conducting our preclinical testing and clinical trials, and that it will be a longer period of time before we might achieve profitability from our operating activities. Accordingly, the timing of the potential market approvals for our existing product candidate CR011-vcMMAE, may have a significant impact on our capital requirements.

General and administrative expenses.    The decrease in general and administrative expenses for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to a decrease in personnel, a decrease in consulting costs and lower patent legal fees all related to restructuring activities that occurred through the third quarter 2007. Our general and administrative expenses in 2009 are expected to remain consistent as compared to 2008.

Restructuring charges.    During December 2008, we underwent a reduction in workforce and recorded restructuring charges of $0.5 million. This amount is related to employee separation costs payable in cash during the first half of 2009. In 2007, we underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in full year 2007 restructuring charges of $11.3 million.

Gain on sale of intangible asset.    The gain on sale of intangible asset of $36.4 million for the year ended December 31, 2008 was a result of the sale of belinostat to TopoTarget in April 2008, which provided us with net cash proceeds of $24.6 million, and 5 million shares of TopoTarget stock valued at $11.8 million on the closing date, April 21, 2008. These shares were liquidated in June 2008 for cash proceeds of $11.8 million.

Interest income.    Interest income for the year ended December 31, 2008 decreased as compared to the year ended December 31, 2007 due to a reduction in our cash, restricted cash and investment balance. Our lower cash and investment balance was due to the repurchase of $43.2 million of our 4% convertible subordinated debentures which occurred in the second quarter 2008 to retire $50.9 million of debt and cash used from operations of $20.5 million, partially offset by the $36.4 million from the sale of belinostat to TopoTarget. We earned an average yield of 3.5% during 2008 as compared to 4.3% in 2007. We anticipate interest income to decrease in 2009 compared to 2008, due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations. We also expect the yields in our investment portfolio to decrease during 2009 as a result of lower short term market interest rates in 2009.

Interest expense.    Interest expense for the year ended December 31, 2008 decreased compared to the same period in 2007 primarily due to the repurchases of $50.9 million of our 4% convertible subordinated debentures due February 2011 in the second quarter of 2008. In addition, in February 2009, we repurchased $4.8 million of our 4% convertible subordinated debentures due February 2011. As a result, we expect interest expense, including interest paid to debt holders, as well as amortization of deferred financing costs, to decrease during 2009 as compared to 2008.

Realized (loss) gain on sale of available-for-sale investments, net.    During 2008, we realized a loss on the sale of available-for sale investments of $0.4 million primarily due to the impairment of certain of our asset-backed securities. All of our asset-backed securities were sold in January 2009, resulting in an immaterial gain as compared to their book value at December 31, 2008. During 2007, we had a net gain on sale of available-for sale investments of $0.7 million due to a $1.0 million gain from the sale of our investment in TopoTarget, partially offset by a $0.3 million loss on the sale of a debt investment.

Gain on extinguishment of debt.    During 2008, we repurchased a total of $50.9 million of our 4% outstanding convertible subordinated debentures due February 2011, for $43.2 million. This resulted in a gain of $7.0 million which is net of the write-off of the ratable portion of unamortized deferred financial costs relating to the repurchased debt.

Income tax (provision) benefit.    We recorded an income tax expense of $0.3 million during the year ended December 31, 2008 related to Federal alternative minimum tax expense of $0.5 million partially offset by a research and development tax credit from the State of Connecticut of $0.2 million. The tax credit for the year ended December 31, 2008, is a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. Income tax expense for the year ended December 31, 2008 represents Federal alternative minimum tax related to taxable income recorded in 2008.

For the years ended December 31, 2008, the income tax benefit included an adjustment resulting from the expiration of the State of Connecticut statute of limitations on research and development tax credits, as it relates to the Year 2003 income tax benefit.

Income from discontinued operations.    Our consolidated statement of operations for the year ended December 31, 2007 included income from discontinued operations as a result of the sale of our ownership in 454 in the second quarter of 2007. We had no income from discontinued operations in the year ended December 31, 2008.

Year 2007 Compared to Year 2006

The following table sets forth a comparison of the components of our net income (loss) for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006	$ Change	% Change
Collaboration revenue	$0.1	$2.3	$(2.2)	(96)%
Research and development expenses	36.8	44.0	(7.2)	(16)%
General and administrative expenses	11.7	13.6	(1.9)	(14)%
Restructuring charges	11.3	—	11.3	*
Interest income	5.6	7.5	(1.9)	(25)%
Interest expense	5.2	9.4	(4.2)	(45)%
Realized gain (loss) on sale of available-for-sale investments, net	0.7	(0.3)	1.0	*
Gain on extinguishment of debt	8.4	—	8.4	*
Income tax (provision) benefit	0.2	0.4	(0.2)	(50)%
Income (loss) from discontinued operations	75.4	(2.7)	78.1	*

Net income (loss)	$25.4	$(59.8)

*	Based on prior year amounts, percentage change does not provide meaningful information.

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

Below is a summary that reconciles our total research and development expenses for the years ended December 31, 2007 and 2006 by the major categories mentioned above (in millions):

	2007	2006	$ Change	% Change
Contractual and manufacturing costs	$20.9	$19.6	$1.3	7%
Salary and benefits	9.1	11.0	(1.9)	(17)%
Supplies	0.7	1.9	(1.2)	(63)%
License fee and milestone payments	0.1	1.3	(1.2)	(92)%
Depreciation and amortization	1.2	2.8	(1.6)	(57)%
Allocated facility costs	4.8	7.4	(2.6)	(35)%

Total research and development expense	$36.8	$44.0

The decrease in our research and development expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was due to our decision in the first quarter of 2007 to focus our resources exclusively on generating clinical trial results from our lead oncology drug development programs, as well as the second quarter 2007 restructuring, which included the closing of our BPS, and the third quarter 2007 restructuring related to the termination of velafermin and personnel reductions. The reductions included a decrease in supplies, a decrease in salary and benefits caused by a reduction in personnel, a decrease in depreciation and amortization from a reduction in lab equipment and a decrease in allocated facility costs. We had an increase in contractual and manufacturing costs due to higher clinical trial expenses related to velafermin and new Phase I/II studies for belinostat in 2007 compared to 2006.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the direct research and development expenses associated with that potential clinical candidate. The following table shows the cumulative direct research and development expenses as of December 31, 2007, as well as the current direct research and development expenses for the years ended December 31, 2007 and 2006 which were incurred on or after we started conducting a Phase I clinical trial for CR011-vcMMAE (in millions):

Clinical Development Costs for CR011-vcMMAE
Cumulative as of December 31, 2007 (since commencement of Phase I trial)	Year Ended December 31, 2007	Year Ended December 31, 2006	Indication
$ 7.1	$2.7	$4.4	Metastatic Melanoma/ Breast Cancer

In addition, we have two inactive programs for which we have incurred costs:

Velafermin—is a protein therapeutic we were investigating for the prevention of oral mucositis. We discontinued the development of this protein in the fourth quarter of 2007, after our Phase II dose-confirmatory clinical trial did not meet its primary endpoint. We incurred $13.2 million of costs for the year ended December 31, 2007 compared to $11.5 million for the year ended December 31, 2006. As of December 31, 2007, we had incurred cumulative costs of $50.3 million. As patients from this study were being followed for approximately one year post treatment for protocol-specified safety monitoring, the study was clinically complete at the end of September 2008.

Belinostat—is a small molecule therapeutic, formerly referred to as PXD101, which inhibits the activity of the enzyme HDAC and is being evaluated for the treatment of solid and hematologic cancers either alone or in combination with other active chemotherapeutic drugs and newer targeted agents. We incurred $13.6 million of costs for the year ended December 31, 2007 compared to $11.4 million for the year ended December 31, 2006. As of December 31, 2007 we had incurred cumulative costs of $44.1 million. On April 21, 2008, we announced the sale of our ownership of and development rights to belinostat to TopoTarget.

General and administrative expenses.    The decrease in general and administrative expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was primarily a result of our restructuring activities through 2007 related to personnel reductions, a decrease in using consultants and lower patent legal fees.

Restructuring charges.    During June and September 2007, we underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of our therapeutic pipeline through clinical development, resulting in full year 2007 restructuring charges of $11.3 million. This amount includes an asset impairment charge of $6.3 million (associated with the closure of BPS on July 27, 2007), $4.4 million related to employee separation costs paid in cash, $0.3 million of non-cash employee separation costs and $0.3 million of other asset write-offs. As of December 31, 2007, the majority of the assets included in the $6.3 million asset impairment charge had been sold to various third parties.

Interest income.    Interest income for the year ended December 31, 2007 decreased as compared to the year ended December 31, 2006 due to a reduction in our cash balance and investment portfolio. Our lower cash balance was due to: the repayment of $66.2 million of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007 and $31.0 million of our 4% convertible subordinated debentures due 2011 to retire $40.1 million of debt; cash used from operations of $43.8 million, offset by the receipt of an aggregate of $91.0 million from the sale of 454, the sale of our TopoTarget investment, and the sales of certain capital equipment. We earned an average yield of 4.3% during 2007 as compared to 3.9% in 2006.

Interest expense.    Interest expense for the year ended December 31, 2007 decreased compared to the same period in 2006 primarily due to the $66.2 million repayment of our 6% convertible subordinated debentures which occurred upon their maturity in February 2007, and the total 2007 repurchases of $40.1 million of our 4% convertible subordinated debentures due 2011.

Realized gain on sale of available-for-sale investments, net.    During 2007, we had a net gain on sale of available-for sale investments of $0.7 million due to a $1.0 million gain from the sale of our investment in TopoTarget, partially offset by a $0.3 million loss on the sale of a debt investment.

Gain on extinguishment of debt.    During 2007, we repurchased a total of $40.1 of our 4% outstanding convertible subordinated debentures due February 2011, for $31.0 million. This resulted in a gain of $8.4 million which is net of the write-off of the ratable portion of unamortized deferred financial costs relating to the repurchased debt.

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

Income (loss) from discontinued operations.    Due to the sale of our ownership in 454 in the second quarter of 2007, the results of 454’s operations have been reclassified as discontinued operations for all periods presented. The income from discontinued operations for the year ended December 31, 2007 as compared to 2006 was due to the sale of 454 to Roche Diagnostics Operations Inc., or RDO, during the second quarter of 2007. During 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of 454, and therefore all losses applicable to the minority interest for the year 2006 through the closing of the sale of 454 to RDO on May 25, 2007 were charged to us. Our net gain of $75.4 million consists of $78.4 million gain on the sale of 454 offset by $3.0 million loss from discontinued operations.

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

In April 2008, we entered into a transfer and termination agreement with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, for $24.6 million in net cash proceeds, 5 million shares of TopoTarget common stock valued at approximately $11.8 million as of the date of the transfer agreement and $6 million in potential payments on future net sales and sublicenses of belinostat. On June 3, 2008, we sold the 5 million shares of TopoTarget common stock for cash proceeds of $11.8 million. Total net cash received related to the sale of belinostat was $36.4 million.

In May 2008, we completed a series of privately-negotiated transactions with holders of our 4% convertible subordinated notes due February 2011 in which we repurchased a total of $50.9 million of the 2011 Notes for an aggregate purchase price of $43.2 million, reflecting an aggregate discount from the face value of such 2011 notes of approximately 15.1%.

In August 2008, the escrow period for the escrow fund associated with the sale of 454 Life Sciences Corporation expired, and as such $14.7 million was released to us.

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million reflecting an aggregate discount from the face value of such 2011 notes of approximately 21%.

Cash, restricted cash and investments.    The following table depicts changes in the cash, restricted cash, and investments for the years ended December 31, 2008 and 2007, using the direct method (in millions):

	2008	2007
Cash paid to suppliers, employees and collaborators	$(18.7)	$(40.8)
Restructuring charges paid	(2.7)	(2.4)
Interest income received	3.4	5.5
Interest expense paid	(2.3)	(6.9)
Income tax benefit (provisions)	(0.3)	0.4
Cash paid to acquire property and equipment	—	(0.2)
Proceeds from sale of fixed assets	0.1	—
Proceeds from sale of held for sale assets	—	2.6
Proceeds from sale of long-term marketable securities	—	6.3
Proceeds from disposal of assets of discontinued operations	—	82.0
Net cash received from sale of intangible asset	36.4	—
Cash received from employee stock option exercises	—	0.1
Repayment of convertible debt	—	(66.2)
Cash paid for extinguishment of debt	(43.2)	(31.0)
Net unrealized gain on short-term investments and marketable securities	0.4	1.5
Net realized loss on short-term investments and marketable securities	(0.4)	(0.3)

Net decrease in cash and investments	(27.3)	(49.4)
Cash, restricted cash, and investments, beginning of year	115.0	164.4

Cash, restricted cash, and investments, end of year	$87.7	$115.0

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

Future Liquidity.    In February 2009, we announced our plan to undertake a review of strategic alternatives that could enhance shareholder value. These alternatives range from selling or licensing CR011, to acquiring additional assets or business lines, to selling the Company. There is no assurance that this process will result in any changes to our current business plan or lead to any specific action or transaction.

We expect to continue to fund our operations by a combination of the following sources: cash and investment balances; interest income; potential private equity offerings; debt financing or additional collaborations and licensing arrangements. We intend to use the cash received in 2008 from the sale of belinostat to TopoTarget for the development costs of CR011-vcMMAE and also for other uses which could include strategic transactions. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as uses of short term liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; and license fees. We will also continue to evaluate potential acquisitions, including complementary businesses, technologies and products.

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

While we will continue to explore alternative sources for financing our business activities, including the possibility of private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

We believe that our existing investment portfolio liquidity will not be significantly affected by the major disruption in U.S. and foreign credit and financial markets. Our analyses of the severity and duration of price declines, market research industry reports, economic forecast and the specific circumstances of issuers support our ability and intent to hold securities with an unrealized loss until they recover.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of December 31, 2008. At December 31, 2008, there were no future minimum rental commitments, as we are on a month-to-month payment schedule for our facility in Branford, Connecticut.

Some of the amounts included in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors. These amounts exclude items accrued for on the balance sheet.

	Payments Due Year Ended December 31,
	Total	2009	2010	2011	2012	Thereafter
Long-term debt obligations (1)	$19.0	$—	$—	$19.0	$—	$—
Interest on convertible subordinated debt (1)	2.0	0.8	0.8	0.4	—	—
Purchase commitments (2)	3.0	2.8	0.2	—	—	—

Total	$24.0	$3.6	$1.0	$19.4	$—	$—

(1)	Refer to Note 7 to our consolidated financial statements for additional discussion.
(2)	Includes: commitments for costs associated with our ongoing clinical trial development programs through completion, and our drug supply commitments. Excludes amounts included on our balance sheet as liabilities.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For the purposes of this table, contractual obligations for the purchase of services are defined as agreements that support our external cost related to clinical trials through completion. Our purchases are based on current operating needs and are fulfilled by vendors within short time periods. We have unrecognized tax benefits of $0.8 million at December 31, 2008. This amount is excluded from the table above.

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

Income Taxes

As of December 31, 2008, we have tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, research and development tax credit carryforwards available to offset future federal and Connecticut income taxes. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes in our ownership, as defined within Section 382 of the Internal Revenue Code (in thousands).

Net Operating Loss Carryforwards
Federal	Expire In	Connecticut	Expire In
$506,317	2009 to 2028	$443,687	2021 to 2028

Research and Development Tax Credit Carryforwards
Federal	Expire In	Connecticut	Expire In
$20,653	2009 to 2028	$14,573	2014 to 2023

Recently Enacted Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We do not plan to elect to re-measure any of our existing financial assets or liabilities under the provisions of this standard.

In December 2007, the FASB ratified the EITF consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, or EITF 07-1. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on our consolidated financial statements.

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

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. APB 14-1 did not have a material impact on our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. The valuation techniques defined in SFAS 157 are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the implementation of SFAS 157-2 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2008, we maintained approximately 21.8% of our cash and investments in financial instruments with original maturity dates of three months or less, 34.6% in financial instruments with original maturity dates of greater than three months and less than one year and 43.6% in financial instruments with original maturity dates of equal to or greater than one year and less than five years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. These investments have no risk related to foreign currency exchange or commodity prices. We estimate that a change of 100 basis points in interest rates would result in a $0.3 million decrease or increase in the fair value of our cash and investments.

Our outstanding long-term liabilities as of December 31, 2008 consist of $19.0 million of our 4% convertible subordinated notes due February 15, 2011. As the notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, at this point we do not anticipate any significant future borrowings at floating interest rates, and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2008, the market value of our $19.0 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $16.1 million. In February 2009, we repurchased $4.8 million of our 4% convertible subordinated notes due 2011 for $3.8 million, representing a discount of 21% of face value.

Since September 2008, there has been a major disruption in U.S. and foreign credit and financial markets affecting consumers and the banking, finance and housing industries. This disruption was evidenced by a deterioration of confidence in financial markets and a severe decline in the availability of capital and demand for debt and equity securities. The result has been depressed security values and widening credit spreads in most types of investment bonds, debt obligations and mortgage- and asset-backed securities. We had 9.6% of our cash and investment securities in mortgage-backed securities as of December 31, 2008. All of these mortgage-backed securities are sponsored by the United States Federal Government and were rated AAA by Moody’s at December 31, 2008. Additionally, we had 9.1% of our cash and investment securities in asset-backed securities which consisted of auto, credit card and equipment loans as of December 31, 2008. In January 2009, we sold all of the asset-backed securities in our investments resulting in an immaterial gain as compared to their book value at December 31, 2008.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. During 2008, we deemed the impairment of our asset-backed securities to be other than temporary and as such we recorded an impairment charge of $0.3 million.

Item 8.	Financial Statements and Supplementary Data

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$16,730
Restricted cash	—	14,533
Short-term investments	30,332	19,039
Marketable securities	38,229	64,675

Cash, restricted cash and investments	87,664	114,977
Income taxes receivable	283	419
Prepaid expenses	211	2,290

Total current assets	88,158	117,686
Property and equipment, net	102	479
Other assets, net	286	1,117

Total assets	$88,546	$119,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$254
Accrued expenses	1,610	3,140
Accrued payroll and related items	660	1,613
Interest payable	253	1,048
Other current liabilities	1,352	3,787

Total current liabilities	4,114	9,842

Long-term liabilities:
Convertible subordinated debt	18,967	69,890
Deferred revenue, net of current portion	—	1,085

Total long-term liabilities	18,967	70,975

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,118,186 shares at December 31, 2008, and 58,074,127 shares at December 31, 2007	571	581
Additional paid-in capital	527,294	525,481
Accumulated other comprehensive income (loss)	393	(23)
Accumulated deficit	(462,793)	(487,574)

Total stockholders’ equity	65,465	38,465

Total liabilities and stockholders’ equity	$88,546	$119,282

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Collaboration revenue	$1,174	$88	$2,298

Operating expenses
Research and development	15,076	36,778	44,009
General and administrative	5,151	11,658	13,648
Restructuring charges	529	11,274	—

Total operating expenses	20,756	59,710	57,657

Gain on sale of intangible asset	36,397	—	—

Income (loss) from operations	16,815	(59,622)	(55,359)
Interest income	3,356	5,583	7,458
Interest expense	(1,687)	(5,167)	(9,351)
Realized (loss) gain on sale of available-for-sale investments, net	(372)	616	(288)
Gain on extinguishment of debt	6,991	8,442	—

Income (loss) from continuing operations before income taxes	25,103	(50,148)	(57,540)
Income tax (provision) benefit	(322)	185	376
Income (loss) from continuing operations	24,781	(49,963)	(57,165)

Discontinued Operations
Loss from discontinued operations	—	(2,991)	(2,675)
Gain on sale of subsidiary	—	78,352	—

Income (loss) from discontinued operations	—	75,361	(2,675)

Net income (loss)	$24,781	$25,398	$(59,839)

Basic and diluted income (loss) per share from continuing operations	$0.44	$(0.89)	$(1.04)
Basic and diluted income (loss) per share from discontinued operations	—	1.34	(0.05)

Basic and diluted net income (loss) per share	$0.44	$0.45	$(1.09)

Weighted average number of shares used in computing:
Basic income (loss) per share	56,738	55,853	54,896

Diluted income (loss) per share	60,642	55,853	54,896

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Income (Loss)
January 1, 2006	55,642,080	$556	$514,862	$(2,785)	$(453,133)	$(3,016)	$56,484
Net loss	—	—	—	—	(59,839)	—	(59,839)	$(59,839)
Unrealized gains on available-for-sale securities, net of reclassification adjustment (see disclosure below)	—	—	—	5,133	—	—	5,133	5,133

Comprehensive loss								$(54,706)

Issuance of restricted stock	455,000	5	—	—	—	—	5
Retirement of restricted stock	(31,625)	—	—	—	—	—	—
Reversal of unamortized stock-based compensation	—	—	(3,016)	—	—	3,016	—
Employee stock option activity	25,049	—	5,989	—	—	—	5,989
Non-employee stock option activity	216,000	2	657	—	—	—	659
Stock-based 401(k) plan employer match	84,178	1	335	—	—	—	336

December 31, 2006	56,390,682	564	518,827	2,348	(512,972)	—	8,767
Net income	—	—	—	—	25,398	—	25,398	$25,398
Unrealized losses on available-for-sale securities, net of reclassification adjustment (see disclosure below)	—	—	—	(2,371)	—	—	(2,371)	(2,371)

Comprehensive income								$23,027

Issuance of restricted stock	1,537,020	15	—	—	—	—	15
Retirement of restricted stock	(42,230)	—	—	—	—	—	—
Employee stock option activity	19,400	1	6,521	—	—	—	6,522
Non-employee stock option activity	—	—	(219)	—	—	—	(219)
Stock-based 401(k) plan employer match	169,255	1	352	—	—	—	353

December 31, 2007	58,074,127	581	525,481	(23)	(487,574)	—	38,465
Net income	—	—	—	—	24,781	—	24,781	$24,781
Unrealized gains on available-for-sale securities, net of reclassification adjustment (see disclosure below)	—	—	—	416	—	—	416	416

Comprehensive income								$25,197

Issuance of restricted stock	50,000	—	—	—	—	—	—
Retirement of restricted stock	(1,203,485)	(12)	—	—	—	—	(12)
Employee stock option activity	—	—	1,665	—	—	—	1,665
Stock-based 401(k) plan employer match	197,544	2	148	—	—	—	150

December 31, 2008	57,118,186	$571	$527,294	$393	$(462,793)	$—	$65,465

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Unamortized Stock-Based Compensation	Total	Total Comprehensive Income (Loss)
Disclosure of 2006 comprehensive loss reclassification adjustment:

Unrealized holding gains on available-for-sale securities arising during period								$4,845
Reclassification adjustment for losses included in net loss								288

Unrealized gains on short-term investments and marketable securities, net of reclassification adjustment								$5,133

Disclosure of 2007 comprehensive loss reclassification adjustment:

Unrealized holding losses on available-for-sale securities arising during period								$(1,706)
Reclassification adjustment for gains included in net income								(665)

Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment								$(2,371)

Disclosure of 2008 comprehensive loss reclassification adjustment:

Unrealized holding gains on available-for-sale securities arising during period								$58
Reclassification adjustment for losses included in net income								358

Unrealized losses on short-term investments and marketable securities, net of reclassification adjustment								$416

See accompanying notes to consolidated financial statements

CURAGEN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$24,781	$25,398	$(59,839)
(Income) loss from discontinued operations	—	(75,361)	2,675
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred revenue	(1,174)	(89)	1,174
Depreciation and amortization	454	3,493	7,343
Asset impairment expense	—	6,322	—
Non-monetary compensation	1,653	3,539	5,345
Stock-based 401(k) employer plan match	150	353	335
Non-cash interest income	(83)	1,045	608
Non-cash interest income—Restricted cash	(144)	(403)	—
Realized loss (gain) on sale of available-for-sale investments, net	358	(616)	288
Gain on extinguishment of debt	(6,991)	(8,442)	—
Gain on sale of long-term marketable securities	—	(665)	—
Gain on sale of intangible asset	(36,397)	—	—
Changes in assets and liabilities:
Restricted cash	551	—	—
Accrued interest receivable	356	357	267
Income taxes receivable	136	124	166
Accounts receivable	—	926	(871)
Prepaid expenses	2,077	494	(836)
Other assets	(22)	279	(139)
Accounts payable	(16)	(57)	(755)
Accrued expenses	(1,529)	(149)	356
Accrued payroll and related items	(953)	(197)	629
Interest payable	(795)	(2,257)	—
Deferred revenue	—	—	(3,121)
Other current liabilities	(2,346)	2,122	(914)

Net cash used in operating activities	(19,934)	(43,784)	(47,289)

Cash flows from investing activities:
Acquisitions of property and equipment	(3)	(188)	(411)
Proceeds from sale of fixed assets	96	29	180
Payments for other assets	—	—	(7)
Net proceeds from sale of intangible asset	24,583	—	—
Gross purchases of short-term investments	(48,174)	(18,961)	(29,967)
Gross maturities of short-term investments	23,450	15,900	14,527
Gross sales of short-term investments	11,726	7,123	4,930
Gross purchases of marketable securities	(4,021)	(19,938)	(11,710)
Gross maturities of marketable securities	22,050	17,090	57,025
Gross sales of marketable securities	21,722	21,389	52,925
Proceeds from sale of held for sale assets	—	2,610	—
Proceeds from sale of long-term marketable securities	—	6,260	—

Net cash provided by investing activities	51,429	31,314	87,492

Cash flows from financing activities:
Proceeds from exercise of stock options	—	72	586
Repayment of convertible debt	—	(66,228)	—
Payment for extinguishment of debt	(43,247)	(31,024)	—

Net cash (used in) provided by financing activities	(43,247)	(97,180)	586

Cash flows from discontinued operations:
Net operating cash flows (used in) discontinued operations	—	(379)	(7,870)
Net investing cash flows provided by discontinued operations	14,125	67,819	8,480
Net financing cash flows provided by discontinued operations	—	23	494

Net cash provided by discontinued operations	14,125	67,463	1,104

Plus decrease (increase) in cash and cash equivalents of discontinued operations, net of sale proceeds	—	431	(1,104)
Net increase (decrease) in cash and cash equivalents	2,373	(41,756)	40,789
Cash and cash equivalents, beginning of year	16,730	58,486	17,697

Cash and cash equivalents, end of year	$19,103	$16,730	$58,486

Supplemental cash flow information:
Interest paid	$2,275	$6,752	$8,487

Income tax paid	$494	$—	$—

Income tax benefits received	$247	$407	$1,114

Supplemental schedule of noncash investing transactions:
Fair value of marketable securities acquired	$11,814	$—	$—

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

In May 2007, the sale of 454 Life Sciences Corporation, our previously majority-owned subsidiary (“454”), to Roche Diagnostics Operations, Inc. (“RDO”), was completed. See Notes 12 and 13 for further details.

All dollar amounts are shown in thousands, except share and per share data.

CuraGen has reclassified the consolidated statements of operations for the years ended December 31, 2007 and 2006 to reflect the realized (loss) gain on sale of available-for-sale investments on a separate line, rather than within interest income. This revision had no effect on the Company’s net income (loss) reported.

As shown in the accompanying financial statements, the Company has incurred negative cash flows from operations in all years. The Company generated net income of $24,781 in 2008 primarily as a result of the sale of belinostat to TopoTarget and gains on the extinguishment of our convertible subordinated debt. The Company had net income of $25,398 in 2007 principally resulting from the sale of its former majority-owned subsidiary 454 Life Sciences Corporation. Absent these items in 2008 and 2007, the Company had negative cash flows and losses. The Company expects to continue to incur losses and negative cash flows in the future. In the near future, the Company’s principal sources of liquidity will be its cash and investment balances, interest income, and potential private strategic-driven transactions. However, should these sources of liquidity not be available when needed, or should the Company’s actual cash requirements be greater than anticipated, the Company may be unable to meet the critical objective of its long-term business plan, which is to successfully develop and market pharmaceutical products, and it may be unable to continue operations. The Company’s failure to use sources of liquidity effectively could have a material adverse effect on its business, results of operations and financial condition.

The Company continues to carefully manage the amounts and timing of its expenditures for its product development activities. As a result of these above actions, the Company believes that its existing cash balances will be sufficient to fund the Company’s operations into 2011. However, there can be no assurance that these measures will be successful to the extent necessary for the Company to remain current on its obligations, and therefore, it may be unable to meet the critical objective of its long-term business plan, which is to successfully develop and market pharmaceutical products, and it may be unable to continue operations.

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

Cash, Cash Equivalents and Investments—The Company considers investments readily convertible into cash, with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months but less than one year are considered short-term investments. Investments with an original maturity equal to or greater than one year are designated as marketable securities. Both short-term investments and marketable securities are classified as available-for-sale securities, and are carried at fair value with the unrealized gains and losses reported in other comprehensive income within stockholders’ equity.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically reviews its investment portfolio based on criteria established in Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to determine if there is an impairment that is other than temporary. In testing for impairment, the Company considers, among other factors, the length of time and the severity of a security’s unrealized loss, the financial condition and near term prospects of the issuer, economic forecasts, market or industry trends and the Company’s ability and intent to hold securities to maturity. Interest on debt securities, amortization of premiums, and accretion of discounts are included in interest income. The cost of securities sold is based on the specific identification method.

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

Licensing Fees—Licensing fees are paid for the right to market and sell certain technologies in our platform and licensing fees for various purposes. Perpetual licenses taken on potential therapeutic products for which there is no current indication as to whether or not there is a future commercial market for sale, are expensed when incurred. Licenses acquired for which there is a specific period of benefit are amortized by the Company over that period. The costs of non-perpetual licenses, which are included in Other assets, net, are amortized over the various lives of the licenses.

Financing Costs—The Company includes deferred financing costs incurred in connection with the issuance of convertible subordinated debt in Other assets, net and amortizes these costs over the life of the debt. The amortization expense is included in interest expense. When debt is repurchased, the Company writes off the related unamortized deferred financing costs and nets the write off with any gain or loss recognized on the extinguishment of the debt.

Accumulated amortization was $448 and $1,341, respectively, as of December 31, 2008 and 2007. Amortization expense was $168, $534 and $865, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) the selling price is fixed or determinable; and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

Collaboration Revenue

During 2008, the Company recognized the remaining $1,174 of collaboration revenue from the grant of exclusive worldwide rights from TopoTarget A/S (“TopoTarget”) to a third party for a preclinical histone deacetylase inhibitor (“HDAC inhibitor”), and the Company’s agreement with TopoTarget in which the Company receives 50% of initial payments received by TopoTarget from the third party. In January 2008, TopoTarget was informed by the third party it had terminated the development of the preclinical compound pursuant to its license agreement with TopoTarget, and all unrecognized revenue was recognized upon termination.

Accrued Expenses—The Company reviews open contracts, communicates with applicable personnel to identify services that have been performed on the Company’s behalf and estimates the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers invoice monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known. The Company also periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary.

Prepaid Expenses—The Company has established a method for monitoring and accounting for prepaid expenses. Prepaid expenses are those that arise when cash is disbursed and a portion of the associated benefit of the disbursement is for a future period. An asset is recorded on the books for the total invoice amount when paid and is amortized ratably over the coverage period.

Research and Development Expenses—Research and development costs are charged to research and development expenses as incurred. Such costs primarily include clinical trial related costs such as contractual services and manufacturing costs, salary and benefits, license fees and milestone payments, supplies and reagents, and allocated facility costs. Amounts relating to protein (or compound, or drug) manufacturing activities, for which the physical drug products will be utilized in research and development, are expensed as incurred, as there is no current indication that there is a future commercial market for sale of any successful drug development from these therapeutics.

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

The Company transitioned to fair-value-based accounting for stock-based compensation under SFAS 123R using the modified version of the prospective application method (“modified prospective application method”). Under the modified prospective method, restatement of prior financial statements is not required; and SFAS 123R applies to new awards and to awards modified, repurchased or cancelled on or after January 1, 2006. Additionally, compensation cost for the portion of awards that are outstanding as of January 1, 2006, for which the requisite service has not been rendered (generally referring to unvested awards), is recognized as the remaining requisite service is rendered after January 1, 2006.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Staff Accounting Bulletin 110, (“SAB 110”), was effective January 1, 2008 and allows companies to continue to utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R when there have been structural changes in a Company’s business such that historical exercise data does not provide a reasonable basis upon which to estimate expected term. Due to the Company’s restructuring activities from 2003 through 2008, and the current market value of the Company’s common stock being below historical strike prices of share options, historical exercise patterns do not provide a reasonable basis to estimate expected term of current option grants. Accordingly, the Company will continue to utilize the simplified method to estimate expected term of stock options as allowed under SAB 110.

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

Upon adoption of SFAS 123R, the Company recognizes the compensation expense associated with stock options granted to employees after January 1, 2006, and the unvested portion of previously granted employee stock option awards that were outstanding as of December 31, 2005, in the consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense in total operating expenses on the consolidated statements of operations with respect to employee stock options and restricted stock grants as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Compensation expense with respect to employee stock options	$764	$1,167
Compensation expense with respect to restricted stock grants	$900	$2,552

The fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were estimated as of the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected stock price volatility	68%	66%	79%
Expected risk-free interest rate	4.45%	4.80%	4.28%
Expected option term in years	6.25	6.25	6.25
Expected dividend yield	0%	0%	0%

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the years ended December 31, 2008, 2007 and 2006 were $0.47, $1.27 and $2.78, respectively.

As of December 31, 2008 there was $1,061 of total unrecognized compensation expense related to unvested stock option grants under the 2007 Stock Plan and 1997 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.62 years.

As of December 31, 2008, there was $202 of total unrecognized compensation expense related to unvested restricted stock issuances under the 2007 Stock Plan and 1997 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.09 years.

As a result of the sale of 454 discussed in Note 12, 454’s operating results are being reported as discontinued operations for the period January 1, 2007 to May 25, 2007 and the year ended December 31, 2006. During the period January 1, 2007 to May 25, 2007 and the year ended December 31, 2006, 454 recognized compensation expense of $2,706 and $678, respectively, with respect to employee stock option awards which is included in income (loss) from discontinued operations.

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

Income Taxes—Income taxes are provided for as required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the use of the asset and liability method in determining the tax effect of the “temporary differences” between the tax basis of assets and liabilities and their financial reporting amounts (see Note 14 for the adoption of FIN 48 “Accounting for Uncertainties in Income Taxes”).

Income (Loss) Per Share—Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2008, 2007 and 2006 potentially dilutive securities representing 3,710,560, 3,804,419 and 4,852,431 shares, respectively, of common stock related to outstanding stock options were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Anti-dilutive potential common shares, consisting of convertible subordinated debt and restricted stock were 173,195, 8,956,668 and 13,400,954 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Enacted Pronouncements— In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company does not plan to elect to re-measure any of its existing financial assets or liabilities under the provisions of this standard.

In December 2007, the FASB ratified the EITF consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. APB 14-1 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. The valuation techniques described in SFAS 157 are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. In accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company deferred the implementation of SFAS 157-2 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
Laboratory equipment	$69	$102
Leasehold improvements	603	863
Office equipment	3,255	6,141

Total property and equipment	3,927	7,106
Less accumulated depreciation and amortization	3,825	6,627

Total property and equipment, net	$102	$479

The decrease in the cost of property and equipment during 2008 was primarily related to write-offs of assets no longer in use. Depreciation and amortization expense for property and equipment was $176, $2,944 and $6,273, for the years ended December 31, 2008, 2007 and 2006, respectively.

3.	Leases

Operating Leases

Total rent expense under all operating leases for 2008, 2007 and 2006 was approximately $744, $1,350 and $1,281, respectively. There are no future minimum rental payments as of December 31, 2008, as the Company is on a month-to-month payment schedule for its facility in Branford, Connecticut.

4.	Major Collaborators and Geographical Information

The Company has entered into certain agreements with collaborators to provide products or services. There are no long-lived assets in countries other than the United States. Revenues from collaborators representing 10% or more of the Company’s total collaboration revenues are as follows:

	Year Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
Company A	$1,174	100%	$88	100%	*	*
Company B	—	—	—	—	$2,110	92%

*	less than 10%

Revenue by country, based on the location of each of the collaborators is as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$—	$—	$173
Europe	1,174	88	2,125

Total	$1,174	$88	$2,298

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock, par value of $.01 per share (“Common Stock”), 5,000,000 shares of Preferred Stock, par value of $.01 per share and 3,000,000 shares of Non-Voting Common Stock. At December 31, 2008, the Company had reserved 1,958,207 shares of Common Stock for issuance pursuant to the 4% convertible subordinated notes due in 2011 (see Note 7). In addition, as of December 31, 2008, 6,892,626 and 5,875,000 shares of Common Stock had been reserved for issuance pursuant to the 1997 Stock and the 2007 Stock Plan, respectively.

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

Stock Options

1993 Stock Plan

The Company’s 1993 Stock Plan was adopted by its Board of Directors and stockholders in December 1993 and subsequently amended by the Board of Directors in May 1997. The 1993 Stock Plan provided for the issuance of stock options and stock awards to officers, directors, advisors, employees, and affiliates of CuraGen. Of the 3,000,000 shares of Common Stock which were originally reserved for issuance under the 1993 Stock Plan, no options were outstanding as of December 31, 2008 and 1,576,504 stock options had been exercised under the 1993 Stock Plan as of December 31, 2008. Effective October 1997, upon a resolution by the Board of Directors, the Company will not grant any further options under the 1993 Stock Plan. The total intrinsic value of options exercised under the 1993 Stock Plan during the year ended December 31, 2006 was $258. There were no options exercised under the 1993 Stock Plan during the year ended December 31, 2008 or 2007. There were no options outstanding as of December 31, 2008 and 2007.

1997 Stock Plan

The Company’s 1997 Stock Plan was approved by its Board of Directors in October 1997 and by its stockholders in January 1998. The 1997 Stock Plan provides for the issuance of stock options and stock grants (“Stock Rights”) to employees, directors and consultants of the Company. A total of 3,000,000 shares of Common Stock were originally reserved for issuance under the 1997 Stock Plan; in May 1999, upon approval of the stockholders, the amount reserved was increased to 7,000,000; and, in May 2003, upon approval of the stockholders, the amount reserved was increased to 10,500,000. The 1997 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company (“the Compensation Committee”). The Compensation Committee has the authority to administer the provisions of the 1997 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. Effective May 2007, upon a resolution by the

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board of Directors, the Company will not grant any further options under the 1997 Stock Plan. Generally, stock option grants to employees under the 1997 Stock Plan fully vest between four and five years from the grant date. As of December 31, 2008, the Company had 1,757,320 options outstanding under the 1997 Stock Plan and 1,656,262 stock options had been exercised under the 1997 Stock Plan.

A summary of all stock option activity under the 1997 Stock Plan during the years ended December 31, 2006, 2007 and 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2006	5,183,311	11.54	6.02	$18
Granted	1,673,070	3.86
Exercised	(112,649)	3.22
Canceled or lapsed	(506,108)	14.69

Outstanding December 31, 2006	6,237,624	9.37	6.32	2,166
Granted	104,080	4.25
Exercised	(19,400)	3.70
Canceled or lapsed	(2,625,385)	13.67

Outstanding December 31, 2007	3,696,919	6.21	5.67	—
Granted	—
Exercised	—
Canceled or lapsed	(1,939,599)	5.93

Outstanding December 31, 2008	1,757,320	6.51	4.85	—

Exercisable December 31, 2006	3,559,479	12.53	4.78	900

Exercisable December 31, 2007	2,605,910	6.84	4.81	—

Exercisable December 31, 2008	1,506,740	6.87	4.54	—

Shares Expected to Vest December 31, 2008	194,090	4.28	5.80	—

The total intrinsic value of options exercised under the 1997 Stock Plan during the years ended December 31, 2008, 2007 and 2006 were $0, $10 and $51, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price information about significant option groups under the 1997 Stock Plan exercisable at December 31, 2008:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0-3.88	503,703	5.96	$3.41
3.94-4.80	441,747	5.07	4.44
5.09-6.00	306,258	4.34	5.65
8.48-8.71	107,290	3.89	8.66
15.83-16.75	47,875	2.22	16.30
24.94-31.66	78,000	1.12	27.25
41.13-53.03	21,867	0.59	50.36

	1,506,740

2007 Stock Plan

The 2007 Stock Plan was approved by the Company’s stockholders as of May 2, 2007. The 2007 Stock Plan provides for the issuance of stock options and stock grants to employees, directors and consultants of the Company. A total of 3,000,000 shares of common stock were originally reserved for issuance under the 2007 Stock Plan; in May 2008, upon approval of the stockholders, the amount reserved was increased to 6,000,000 shares. The 2007 Stock Plan is administered by the Compensation Committee. The Compensation Committee has the authority to administer the provisions of the 2007 Stock Plan and to determine the persons to whom Stock Rights will be granted, the number of shares to be covered by each Stock Right and the terms and conditions upon which a Stock Right may be granted. Stock option grants to employees under the 2007 Stock Plan generally fully vest in four years. Of the 6,000,000 shares of Common Stock which are reserved for issuance under the 2007 Stock Plan, 1,953,240 options are outstanding under the 2007 Stock Plan and an additional 3,921,760 available for grant. As of December 31, 2008, no stock options had been exercised under the 2007 Stock Plan.

A summary of all stock option activity under the 2007 Stock Plan during the years ended December 31, 2007 and 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding May 2, 2007	—
Granted	724,556	$1.59
Canceled or lapsed	(7,008)	1.97

Outstanding December 31, 2007	717,548	1.59	9.45	—
Granted	1,594,400	0.72
Canceled or lapsed	(358,708)	0.81	—	—

Outstanding December 31, 2008	1,953,240	1.02	8.94	—

Exercisable December 31, 2007	107,500	2.73	7.94	—

Exercisable December 31, 2008	468,765	1.45	8.84	—

Shares Expected to Vest December 31, 2008	1,400,528	0.85	8.97	—

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no options exercised under the 2007 Stock Plan during the years ended December 31, 2007 or 2008.

The following table presents weighted average price information about significant option groups under the 2007 Stock Plan exercisable at December 31, 2008:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0-0.69	92,500	9.07	$0.69
0.70-1.09	92,500	9.39	1.09
1.10-1.34	165,625	8.74	1.34
1.35-1.67	28,140	8.55	1.67
1.68-2.73	90,000	8.34	2.73

	468,765

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

A summary of all restricted stock activity under the 1997 Stock Plan during the years ended December 31, 2006, 2007 and 2008 is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2006	1,043,320	$4.63
Granted	455,000	4.13
Restrictions lapsed	(460,070)	5.31
Repurchased upon employee termination	(31,625)	5.03

Outstanding December 31, 2006	1,006,625	4.08
Granted	487,020	4.39
Restrictions lapsed	(760,395)	4.09
Repurchased upon employee termination	(42,230)	4.51

Outstanding December 31, 2007	691,020	4.25
Restrictions lapsed	(326,840)	4.33
Repurchased upon employee termination	(228,485)	4.54

Outstanding December 31, 2008	135,695	3.59

The total fair value of restricted shares vested under the 1997 Stock Plan during the years ended December 31, 2008, 2007 and 2006 was $150, $700 and $1,823, respectively.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, of the 135,695 outstanding shares of restricted stock, 75,000 shares were issued in 2006 and will fully vest on the third anniversary of each grant date. The remaining 60,695 outstanding shares of restricted stock which were issued in 2007 will fully vest on the second anniversary of each grant date.

2007 Stock Plan

A summary of all restricted stock activity under the 2007 Stock Plan during the years ended December 31, 2007 and 2008 is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding May 2, 2007	—	—
Granted	1,050,000	$1.28

Outstanding December 31, 2007	1,050,000	1.28
Granted	50,000	0.68
Restrictions lapsed	(37,500)	1.66
Repurchased upon employee termination	(975,000)	1.25

Outstanding December 31, 2008	87,500	1.10

The total fair value of restricted shares vested under the 2007 Stock Plan during the year ended December 31, 2008 was $17.

On May 25, 2007, the Compensation Committee of the Company approved the issuance of an aggregate of 975,000 shares of restricted common stock to five executive officers, which would have vested and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market had equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008 and if each executive was an employee of the Company as of December 31, 2008. Pursuant to SFAS 123R, these restricted stock awards were deemed to contain a market condition which is reflected in the grant-date fair value of the awards, based on a valuation technique which considered all the possible outcomes of such market condition. Compensation cost is required to be recognized over the requisite service period for an award with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Due to involuntary terminations during the first quarter of 2008 of three of the five executive officers, 525,000 of the original 975,000 shares were cancelled. The Company reversed previously recognized compensation cost for the 525,000 shares, as the requisite service was not fully rendered. On December 31, 2008, the remaining 450,000 shares were cancelled as the market condition was not met. The Company did not reverse previously recognized compensation cost for the 450,000 shares, as the requisite service was rendered.

As of December 31, 2008, of the 87,500 outstanding shares of restricted stock, 37,500 shares were issued in 2007 and will fully vest on the second anniversary of each grant date. The remaining 50,000 outstanding shares of restricted stock which were issued in 2008 will partially vest on the first, second and third anniversary of each grant date.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The Company provides for income taxes using the asset and liability method. The difference between the income tax (provision) benefit and the amount that would be computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before income tax (provision) benefit is attributable to the following:

	Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before income tax benefit	$25,103	$(50,148)	$(57,540)

Expected tax (provision) benefit at 35%	(8,786)	17,552	20,139
Connecticut taxes, including research and development credits subject to carryforward, net of federal benefit	(936)	622	3,426
Federal research and development credits subject to carryforward	333	1,472	1,458
Decrease (increase) in valuation allowance on deferred tax asset	9,052	(19,327)	(24,284)
Other	15	(134)	(363)

Total income tax (provision) benefit	$(322)	$185	$376

During the year ended December 31, 2008, the Company recorded an income tax expense of $515 primarily as a result of Federal Alternative Minimum Tax (“AMT”) liability.

The income tax benefits were recorded as a result of Connecticut legislation, which allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. For the years ended December 31, 2008 and 2006, the income tax benefit included an adjustment resulting from the expiration of the State of Connecticut statute, as they relate to the Year 2003 and 2002 income tax benefit, respectively.

Temporary differences and carryforwards that give rise to the deferred income tax assets are as follows:

	December 31,
	2008	2007
Net deferred income tax assets:
Net operating loss carryforwards	$198,841	$209,268
Research and development tax credit carryforwards	30,698	29,492
Stock options and restricted stock	3,361	2,811
Depreciation and amortization	350	367
Accumulated other comprehensive loss (income)	157	(9)
Other	227	586

	$233,634	$242,515
Valuation allowance	(233,634)	(242,515)

Total	$—	$—

As the Company has no prior earnings history, a valuation allowance has been established to fully offset the Company’s deferred tax asset since it is more likely than not that the Company will not realize such assets. A tax benefit of approximately $31,068 related to stock options, will be credited to equity when the benefit is realized.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, CuraGen has tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, research and development tax credit carryforwards available to offset future federal and Connecticut income taxes. Utilization of the net operating loss and tax credit carryforwards may be limited due to changes to our ownership, as defined within Section 382 of the Internal Revenue Code.

Net Operating Loss Carryforwards
Federal	Expire In	Connecticut	Expire In
$506,317	2009 to 2028	$443,687	2021 to 2028

Research and Development Tax Credit Carryforwards
Federal	Expire In	Connecticut	Expire In
$20,653	2009 to 2028	$14,573	2014 to 2023

In addition, the Company has a Federal AMT tax credit carryforward of $515 which does not expire.

7.	Convertible Subordinated Debt

4% Convertible Subordinated Notes Due 2011

In 2004, the Company completed an offering of $110,000 of 4% convertible subordinated notes due February 15, 2011 and received net proceeds of approximately $106,200. During 2007, the Company repurchased a total of $40,110 of its 4% convertible subordinated debentures due February 2011, for total consideration of $31,024, plus accrued interest of $365 to the date of repurchase. As a result of the transaction, in 2007 the Company recorded a gain of $8,442 classified as Gain on extinguishment of debt on the consolidated statements of operations, which is net of the effect of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt. During 2008, the Company repurchased a total of $50,923 of its 4% convertible subordinated debentures due February 2011, for total consideration of $43,247, plus accrued interest of $498 at the date of repurchase. As a result of the transaction, in 2008 the Company recorded a gain of $6,991 classified as Gain on extinguishment of debt on the consolidated statements of operations, which is net of the effect of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

The remaining $18,967 of notes may be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The notes are convertible by the holders of the notes into the Company’s Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of approximately $9.69 per share of Common Stock, or a total of 1,958,207 shares of Common Stock issuable upon conversion of the notes as of December 31, 2008.

In addition, during the period commencing February 18, 2009, to and including February 14, 2010, the Company has the right to redeem the notes at a redemption price equal to 101.143% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date; and beginning on February 15, 2010, the Company has the right to redeem the notes at a redemption price equal to 100.571% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but not including, the redemption date. The market value of the notes, based on quoted market prices, was approximately $16,122 as of December 31, 2008.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company pays interest in cash on the notes on February 15 and August 15 of each year. Related interest expense for the years ended December 31, 2008, 2007 and 2006 was $1,480, $4,200 and $4,400, respectively.

8.	Investments

The Company purchases short-term investments and marketable securities consisting of debt securities, which have been designated as “available-for-sale” as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity under the caption Accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on debt securities, amortization of premiums and accretion of discounts is included in interest income. All of the securities in the Company’s investment portfolio are priced by the Company’s investment manager, an independent third party. On a quarterly basis, the Company obtains a second price for each security to compare to the price obtained from its investment manager. As of December 31, 2008, there were no material variances in the prices obtained from these two sources and as such the Company has used the pricing provided by its investment manager. The cost of securities sold is based on the specific identification method.

At December 31, 2008 the Company had 9.6% of its cash and investment securities in mortgage-backed securities. All of these mortgage-backed securities are sponsored by the United States Federal Government and are rated AAA by Moody’s. Additionally, the Company had 9.1% of its cash and investment securities in asset-backed securities at December 31, 2008 which consist of auto, credit card and equipment loans. The mortgage-backed securities had an unrealized gain of $163 as of December 31, 2008. During 2008, the Company recorded impairment losses of $337 on certain asset-backed securities. The Company believes that any other individual unrealized loss as of December 31, 2008 represents only a temporary impairment, and no further adjustment of carrying values is warranted. In January 2009, the Company liquidated all asset-backed securities in its portfolio resulting in an immaterial gain as compared to their book value at December 31, 2008.

The amortized cost, gross unrealized gains and losses and estimated fair value based on published closing prices of securities at December 31, 2008 and 2007, by contractual maturity, are shown below. Contractual maturities of mortgage-backed and asset-backed securities are allocated in the tables based on the expected maturity date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$57,646	$314	$166	$57,794
Due in one through three years	10,522	245	—	10,767

Total Available-for sale securities	$68,168	$559	$166	$68,561

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007 the Company sold its equity investment in TopoTarget for proceeds of $6,260 and realized a gain of $973. In November 2007, the Company sold one of its investments to partially fund the repurchases of the 4% convertible debentures and realized a loss of $308.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Due in one year or less	$53,072	$27	$111	$52,988
Due in one through three years	30,665	135	74	30,726

Total Available-for sale securities	$83,737	$162	$185	$83,714

For the year ended December 31, 2008 the Company realized no gross gains and gross losses of $358 on securities sold or deemed “other than temporary impairment”. For the year ended December 31, 2007, the Company realized gross gains of $1,033 and gross losses of $418 on securities sold. For the year ended December 31, 2006, the Company realized no gross gains and gross losses of $288.

The following tables show the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by contractual maturity:

	December 31, 2008
	Fair Value	Unrealized Losses
Due in one year or less	$4,646	$166

	December 31, 2007
	Fair Value	Unrealized Losses
Due in one year or less	$8,054	$3

There were no securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2008.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2007, aggregated by contractual maturity:

	December 31, 2007
	Fair Value	Unrealized Losses
Due in one year or less	$27,689	$108
Due in one through three years	13,778	74

	$41,467	$182

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. The valuation techniques defined in SFAS 157 are based on

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurements on a Recurring Basis as of December 31, 2008
Assets	Level I	Level II	Level III		Total
Cash and cash equivalents	$18,517	$—	$		$18,517
Short-term investments	—	30,332		—	30,332
Marketable securities	—	38,229		—	38,229

Total Assets	$18,517	$68,561		$—	$87,078

Level I securities consist primarily of Money Market accounts. Level II securities primarily consist of investment grade fixed income securities.

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

9.	Restructuring Charges

During 2007, the Company underwent corporate restructurings to reduce operating costs and to focus resources on the advancement of its therapeutic pipeline through clinical development, resulting in a restructuring charge of $11,274. This amount included an asset impairment charge of $6,322 (associated with the closure of its pilot manufacturing plant, also known as the Biopharmaceutical Sciences Process facility, on July 27, 2007), $4,408 related to employee separation costs paid or payable in cash, $286 of non-cash employee separation costs and $258 of other asset write-offs.

In connection with a reduction in work force of eight employees in December 2008, the Company also recorded a restructuring charge of $529 which consists of employee separation costs, payable in cash during the first half of 2009. The charge has been classified within Other current liabilities.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the cash payments and balance of the restructuring reserve as of and for the year ended December 31, 2008:

	Reserve at December 31, 2007	Charges in 2008	Cash Payments in 2008	Change in Reserve 2008	Reserve at December 31, 2008
Restructuring—2007	$2,791	$—	$2,708	$(80)	$3
Restructuring—2008	—	529	6	—	523

TOTALS	$2,791	$529	$2,714	$(80)	$526

10.	TopoTarget A/S Collaboration and License Agreement

On April 21, 2008, the Company entered into a transfer and termination agreement (the “Transfer Agreement”) with TopoTarget to transfer CuraGen’s ownership and development rights to belinostat, a Phase I/II HDAC Inhibitor, and any other HDAC Inhibitors. There was no book value for belinostat. In consideration for the transfer, the Company received $24,583 in net cash proceeds and 5 million shares of TopoTarget common stock, valued at $11,814 as of the date of the Transfer Agreement based on the closing price of TopoTarget common stock (in DKK on the Copenhagen Exchange) on the date of the sale, April 21, 2008, multiplied by the exchange rate for the same date. In addition, the Company is eligible to receive $6,000 in potential payments on future net sales and sublicenses of belinostat.

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

In connection with the Transfer Agreement, the Company and TopoTarget also entered into a Transition Services Agreement dated April 21, 2008 (the “TSA”), pursuant to which, for fees payable by TopoTarget, CuraGen provided certain regulatory and administrative services to TopoTarget. All services under the TSA terminated as of December 31, 2008.

11.	Seattle Genetics, Inc. Collaboration Agreement

In June 2004, the Company and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary antibody-drug conjugate (“ADC”) technology for use with the Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2,000 for access to the ADC technology for use in one of its proprietary antibody programs. In February 2005,

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company also exercised its option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1,000 payment. In June 2006, the Company paid a milestone payment for the enrollment of the first patient in the first Phase I clinical trial of CR011-vcMMAE for the treatment of metastatic melanoma. In April 2008, the Company paid a milestone payment for the initiation of a Phase II clinical trial of CR011-vcMMAE. All payments discussed above were fully expensed at the time of payment, pursuant to the Company’s accounting policy for such fees.

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

Under the terms of the Merger Agreement, upon the closing of the sale of 454 to RDO on May 25, 2007, the purchase price before transaction costs was $152,019, of which RDO paid $140,000 in cash and $12,019 was received from the exercise of 454 stock options following the signing of the Merger Agreement and prior to the closing of the sale. Of the $140,000 received from RDO, $25,000 was placed in escrow for a period of 15 months, or until August 25, 2008, to provide for certain post-closing adjustments based on 454’s net working capital and net debt on May 25, 2007, and to secure the indemnification rights of RDO and its affiliates. The Company’s portion of the purchase price after transaction costs, including the net working capital and net debt adjustment and the amount from the escrow, was $82,023. On August 25, 2008, the time period for submission of claims against the escrow expired and as such, $14,677 was released to the Company by the escrow agent.

13.	Discontinued Operations

The sale of 454 on May 25, 2007 has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), and 454’s operating results are reported as a discontinued operation for the period January 1, 2007 to May 25, 2007 and the year ended December 31, 2006.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the financial information for the discontinued operations of 454 for the period January 1, 2007 to May 25, 2007 and the year ended December 31, 2006:

	January 1 to May 25, 2007	Year ended December 31, 2006
Revenue:
Product revenue	$14,210	$19,417
Sequencing service revenue	3,825	10,025
Collaboration revenue	1,350	1,500
Grant revenue	444	2,296
Milestone revenue	3,707	4,050

Total revenue	$23,536	$37,288

Operating Expenses:
Cost of product revenue	$9,015	$11,586
Cost of sequencing service revenue	2,407	4,334
Grant research expenses	425	2,095
Research and development expenses	7,908	14,535
General and administrative expenses	7,075	8,810

Total operating expenses	$26,830	$41,360

Loss from discontinued operations before minority interest	$(3,053)	$(3,655)
Minority interest in loss of discontinued consolidated subsidiary	62	980
Gain on sale of subsidiary	78,352	—

Income (loss) from discontinued operations	$75,361	$(2,675)

14.	Accounting for Uncertainty in Income Taxes

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

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the implementation of FIN 48, the Company recorded no adjustments in its unrecognized income tax benefits. The following table depicts the components of the Company’s unrecognized income tax benefits as of December 31, 2008.

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits, January 1, 2008	$907
Gross increases—tax positions in prior periods	13
Lapse of statute of limitations	(95)

Unrecognized tax benefits, December 31, 2008	$825

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

As a result of net operating loss carryforwards, the Company’s federal tax returns since 1993 remain open to examination with no years currently under examination by the Internal Revenue Service, and the Company’s Connecticut tax returns remain open to examination for all years since 2000 with no years currently under examination by the Department of Revenue Services.

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income (Loss) Per Share from Continuing Operations

Basic income (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted income (loss) per share from continuing operations reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of unvested restricted stock (using the treasury stock method) and the conversion of the Company’s convertible subordinated debt. Due to the Company’s loss from continuing operations during the years ended December 31, 2007 and 2006, no calculation of diluted income (loss) per share was necessary for those periods as all potential shares would have been antidilutive. The following table sets forth the computation of basic and diluted net income from continuing operations per share for the year ended December 31, 2008 (in thousands, except share and per share amounts):

Year Ended December 31, 2008
Basic:
Numerator:
Income from continuing operations	$24,781

Denominator:
Weighted average common shares	56,737,976

Income from continuing operations per share—basic	$0.44

Diluted:
Numerator:
Income from continuing operations	$24,781
Interest expense	1,648

Income for diluted calculation	$26,429

Denominator:
Denominator for basic calculation	56,737,976
Weighted average effect of dilutive securities:
Restricted stock awards	18,576
Convertible subordinated notes	3,885,935

Denominator for diluted calculation	60,642,487

Income from continuing operations per share—diluted	$0.44

CURAGEN CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Summary of Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008:
Total revenue	$22	$1,152	$—	$—
Total operating expenses	7,086	5,078	4,529	4,063
(Loss) income from continuing operations	(6,773)	39,258	(3,982)	(3,722)
Net (loss) income(1)	(6,773)	39,258	(3,982)	(3,722)
Basic net (loss) income per share	$(0.12)	$0.69	$(0.07)	$(0.07)
Diluted net (loss) income per share	$(0.12)	$0.65	$(0.07)	$(0.07)
2007:
Total revenue	$22	$22	$22	$22
Total operating expenses	15,515	21,432	11,699	11,062
Loss from continuing operations	(15,908)	(21,585)	(9,897)	(2,572)
Net (loss) income(2)	(17,047)	54,913	(9,897)	(2,571)
Basic and diluted net (loss) income per share	$(0.31)	$0.98	$(0.18)	$(0.04)

The sale of 454 on May 25, 2007 has been accounted for in accordance with SFAS 144. In addition, 454’s operating results are reported as a discontinued operation for the year ended December 31, 2006, and for the period January 1, 2007 to May 25, 2007.

(1)	The Company recorded a gain on sale of intangible asset of $36,397 as a result of the sale of belinostat to TopoTarget in April 2008.

(2)	During May 2007, the sale of 454 to RDO closed and as a result the Company recognized a gain on the sale of its ownership in 454 of $78,352.

17.	Subsequent Event—Extinguishment of Debt

During February 2009, the Company repurchased $4,825 of its 4% convertible subordinated debentures due February 2011, for total consideration of $3,812, plus accrued interest of $90 at the date of repurchase. As a result of the transaction, in the first quarter of 2009 the Company will record a gain of $962 which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CuraGen Corporation

Branford, Connecticut

We have audited the accompanying consolidated balance sheets of CuraGen Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the CuraGen Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Hartford, CT

March 9, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

2.	Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed our internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria.

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which report is included elsewhere in this Annual Report on Form 10-K.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors, nominees for election as directors, executive officers, audit committee, code of ethics and corporate code of conduct and changes to the procedures by which our security holders may recommend nominees to our board of directors that appears under the headings “Proposal One—Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics and Corporate Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.	Executive Compensation

The discussion under the headings “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

ITEM 15 (a)(1)        Financial Statements

The following Financial Statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

Dated: March 10, 2009	CURAGEN CORPORATION

	By:	/s/ SEAN A. CASSIDY
Sean A. Cassidy Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ TIMOTHY M. SHANNON, M.D.	President and Chief Executive Officer
Timothy M. Shannon, M.D.	(principal executive officer of the registrant)

/s/ SEAN A. CASSIDY	Vice President and Chief Financial Officer
Sean A. Cassidy	(principal financial and accounting officer of the registrant)

/s/ VINCENT T. DEVITA, JR., M.D.	Director
Vincent T. DeVita, Jr, M.D.	Dated: March 9, 2009

/s/ JOHN H. FORSGREN	Director
John H. Forsgren	Dated: March 9, 2009

/s/ JAMES J. NOBLE, M.A., F.C.A.	Director
James J. Noble, M.A., F.C.A.	Dated: March 9, 2009

/s/ ROBERT E. PATRICELLI, J.D.	Director
Robert E. Patricelli, J.D.	Dated: March 9, 2009

/s/ PATRICK J. ZENNER	Director
Patrick J. Zenner	Dated: March 9, 2009

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K
	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated March 28, 2007, by and among 454 Life Sciences Corporation, Roche Holdings, Inc. and 13 Acquisitions, Inc.	8-K (000-23223)	4-2-2007	99.1

	Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A (333-38051)	3-13-1998	3.3

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant	10-Q (000-23223)	8-12-2003	3.2

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-K (000-23223)	3-26-2003	3.3

3.4	Amended and Restated By-Laws of the Registrant	10-Q (000-23223)	11-4-2005	4.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-38051)	3-13-1998	4.2

4.2	Indenture, dated February 17, 2004 between the Registrant and The Bank of New York, as trustee	10-K (000-23223)	3-11-2004	4.5

4.3	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company	10-K (000-23223)	4-1-2002	4.4

	Material Contracts—Equity Compensation Plans and Related Agreements

10.1#	1997 Employee, Director and Consultant Stock Plan of the Registrant, as amended and restated through January 26, 2005	8-K (000-23223)	2-7-2005	99.2

10.2#	2007 Stock Incentive Plan of the Registrant as amended and restated through May 21, 2008	10-Q (000-23223)	8-7-2008	10.1

10.3#	Form of Non-Qualified Stock Option Agreement (Pre May 3, 2006) (Standard) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.3

10.4#	Form of Non-Qualified Stock Option Agreement (Pre May 3, 2006) (Director & Officer) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.4

10.5#	Form of Non-Qualified Stock Option Agreement (Effective May 3, 2006) (Standard) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	10-Q (000-23223)	8-9-2006	10.5

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K

10.6#	Form of Non-Qualified Stock Option Agreement (Effective May 3, 2006) (Director & Officer) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	10-Q (000-23223)	8-9-2006	10.6

10.7#	Form of Nonstatutory Stock Option Agreement (Effective May 2, 2007) (Standard) under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.2

10.8#	Form of Nonstatutory Stock Option Agreement (Effective January 24, 2008) under the 2007 Stock Incentive Plan of the Registrant	10-K (000-23223)	3-13-2008	10.9

10.9#	Nonstatutory Stock Option Agreement, dated September 25, 2007, under the 2007 Stock Incentive Plan of the Registrant between the Registrant and Timothy M. Shannon, M.D.	10-Q (000-23223)	11-9-2007	10.3

10.10#	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.5

10.11#	Form of Incentive Stock Option Agreement (Effective May 2, 2007) under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.3

10.12#	Form of Restricted Stock Agreement under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.6

10.13#	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.3

10.14#	Executive Incentive Plan of the Registrant	8-K (000-23223)	2-7-2005	99.1

10.15#	Revised Board of Directors Compensation Policy of the Registrant, approved March 29, 2006	10-Q (000-23223)	5-10-2006	10.6

10.16#	Executive Officer Compensation Summary				*

10.17#	Non-Employee Director Compensation Summary				*

Material Contracts—Stock Purchase, Registration Rights and Underwriting Agreements

10.18	Purchase Agreement, dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc.	10-K (000-23223)	3-11-2004	10.30

10.19	Registration Rights Agreement, dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser	10-K (000-23223)	3-11-2004	10.31

10.20	Underwriting Agreement, dated August 9, 2005, by and between the Registrant and Bear, Stearns & Co., Inc.	8-K (000-23223)	8-10-2005	1.1

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K

10.21	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant	10-K (000-23223)	3-28-2001	10.26

10.22#	Indemnity Agreement, dated August 1, 2007, between 454 Life Sciences Corporation and the Registrant	10-Q (000-23223)	11-9-2007	10.5

	Material Contracts—Leases

10.23#	Assignment and Assumption of Lease with Landlord’s Consent and Release, dated August 1, 2007, between ZFI Group, LLC, 454 Life Sciences Corporation and the Registrant	10-Q (000-23223)	11-9-2007	10.4

	Material Contracts—Collaboration, Supply, License, Distribution Agreements

10.24†	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-K (000-23223)	3-28-2001	10.24

10.25†	Amendment, dated November 11, 2005, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-K (000-23223)	3-14-2006	10.30

10.26†	Amendment, dated May 30, 2006, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-Q (000-23223)	8-9-2006	10.1

10.27†	Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG	10-K (000-23223)	3-28-2001	10.25

10.28†	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG	10-K (000-23223)	3-11-2004	10.12

10.29†	Second Restated Collaboration Agreement, dated April 12, 2004 and amended October 19, 2004, between Abgenix, Inc. and the Registrant	10-Q (000-23223)	8-6-2004	10.1

10.30†	License and Collaboration Agreement, dated as of June 3, 2004, between TopoTarget A/S and the Registrant	10-Q (000-23223)	8-6-2004	10.2

10.31†	Collaboration Agreement, dated June 18, 2004, between Seattle Genetics, Inc. and the Registrant	10-K (000-23223)	3-14-2006	10.38

10.32†	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen Corporation	8-K (000-23223)	4-24-2008	10.1

	Material Contracts—Employment Agreements

10.33#	Employment Agreement, dated September 1, 2006, between the Registrant and Paul M. Finigan	8-K (000-23223)	9-8-2006	99.2

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K

10.34#	Amendment, dated January 24, 2007, to Employment Agreement dated September 1, 2006 between the Registrant and Paul M. Finigan	10-Q (000-23223)	5-9-2007	10.2

10.35#	Amendment, dated March 5, 2009, to Employment Agreement dated September 1, 2006 between the Registrant and Paul M. Finigan				*

10.36#	Amended and Restated Employment Agreement, dated September 19, 2007, between the Registrant and Timothy M. Shannon, M.D.	10-Q (000-23223)	11-9-2007	10.2

10.37#	Amendment, dated March 5, 2009, to Amended and Restated Employment Agreement dated September 19, 2007 between the Registrant and Timothy M. Shannon, M.D.				*

10.38#	Amended and Restated Employment Agreement, dated September 1, 2006, between the Registrant and David M. Wurzer	8-K (000-23223)	9-8-2006	99.5

10.39#	Amendment, dated January 24, 2007, to Amended and Restated Employment Agreement dated September 1, 2006 between the Registrant and David M. Wurzer	10-Q (000-23223)	5-9-2007	10.5

10.40#	Amendment, dated December 17, 2007, to Amended and Restated Employment Agreement, dated September 1, 2006, as amended, between the Registrant and David M. Wurzer	10-K (000-23223)	3-13-2008	10.49

10.41#	Employment Agreement, dated December 14, 2007, between the Registrant and Sean A. Cassidy	10-K (000-23223)	3-13-2008	10.50

10.42#	Amendment, dated March 5, 2009, to Employment Agreement, dated December 14, 2007, between the Registrant and Sean A. Cassidy				*

	Additional Exhibits

12.1	Ratio of Earnings to Fixed Charges				*

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003	10-K (000-23223)	3-11-2004	14.1

14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004	10-K (000-23223)	3-11-2004	14.2

21.1	Subsidiaries of the Registrant				*

23.1	Consent of Deloitte & Touche LLP				*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested or granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.