Form 10-K/A
period 2008-12-31
CURAGEN CORP
filed 2009-04-30
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2009 was 57,192,696.

EXPLANATORY NOTE

CuraGen Corporation (“CuraGen”, the “Company”, “we” or “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K. CuraGen had previously reported that such information would be incorporated by reference from its definitive proxy statement to be filed pursuant to Regulation 14A. However, CuraGen’s definitive proxy statement will not be filed on or prior to April 30, 2009, and, according to General Instruction G(3) to Form 10-K, it hereby amends its previously filed Annual Report on Form 10-K (filed on March 10, 2009) to include the required information. Amendment No. 1 to Annual Report on Form 10-K includes only Items 10, 11, 12, 13 and 14 of Form 10-K, and CuraGen is not amending or supplementing any other information in such previously filed Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth, for each of our Directors as of April 24, 2009, his name, age, position and the year in which he first became a Director:

Director	Age	Positions	Director Since
Vincent T. DeVita, Jr., M.D.	74	Director	1995
John H. Forsgren	62	Executive Chairman of the Board	2002
James J. Noble, M.A., F.C.A.	50	Director	2007
Robert E. Patricelli, J.D.	69	Director	1997
Timothy M. Shannon, M.D.	50	President, Chief Executive Officer, and Director	2007
Patrick J. Zenner	62	Director	2002

Vincent T. DeVita, Jr., M.D. has been one of our Directors since 1995. Dr. DeVita is the Amy and Joseph Perella Professor of Medicine at the Yale Cancer Center, a position he assumed in 2004. From 1993 to June 2003, Dr. DeVita served as Director of the Yale University Comprehensive Cancer Center. From 1988 to 1993, Dr. DeVita served as Physician-in-Chief of the Memorial Sloane-Kettering Cancer Center. From 1980 to 1988, he served as Director of the National Cancer Institute. Dr. DeVita received his B.S. from the College of William and Mary and his M.D. from the George Washington University School of Medicine.

John H. Forsgren has been one of our Directors since 2002 and was appointed Executive Chairman of the Board in February 2009. Since 2004, Mr. Forsgren has been self-employed as an advisor to various companies. He is the retired Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Northeast Utilities System, positions he held from 1996 to 2004. From 1995 to 1996, he was Managing Director of Corporate Finance of Chase Manhattan Bank. From 1986 to 1990, Mr. Forsgren served as Vice President-Treasurer of The Walt Disney Company and from 1990 to 1994 he was Senior Vice President and Chief Financial Officer of Euro-Disney. He currently serves as Chair of the Finance and Investment Committee and member of the Audit Committee of the Phoenix Companies and is Chair of the Audit Committee of Port Townsend Paper Company and Trident Resources, Inc. In addition, he is a member of the Board of Regents of Georgetown University. Mr. Forsgren received his B.A. from Georgetown University, his M.B.A. from Columbia University and his M.S. from the University of Geneva (Switzerland).

James J. Noble, M.A., F.C.A. has been one of our Directors since 2007. Mr. Noble has been Chief Executive Officer of two privately held biotech companies in the United Kingdom, Immunicore Limited and Adaptimmune Limited since October 2008 and July 2008, respectively. From 2006 to July 2008, Mr. Noble was self-employed as an advisor to various companies. Mr. Noble served as the Chief Executive Officer of Avidex, Ltd. from 2000 until its acquisition in September 2006 by MediGene AG, a listed German company. He currently serves as Chairman of 3D Diagnostics PLC, Director of GW Pharmaceuticals PLC, and as Non-Executive Director of Evolve Capital PLC, Blue Oar PLC, and Axellis Limited. Mr. Noble received his Modern Languages degree from Oxford University and qualified as an accountant with Price Waterhouse, now PricewaterhouseCoopers LLP.

Robert E. Patricelli, J.D. has been one of our Directors since 1997 and served as Lead Director from 2002 until his appointment as Non-Executive Chairman of the Board of the Company in March 2006; this latter appointment ended in February 2009. Currently, he serves as the Chairman and Chief Executive Officer of Women’s Health USA, Inc., a position he has held since 1997, and as Chairman and Chief Executive Officer of Evolution Benefits, Inc., a position he has held since 2000. From 1987 to 1997, Mr. Patricelli served as Chairman, President and Chief Executive Officer of Value Health, Inc. He also currently serves as a Trustee of Northeast Utilities and as Non-Executive Chairman of the Board of Prodigy Health Group, Inc. Mr. Patricelli received his B.A. from Wesleyan University and his J.D. from Harvard Law School.

Timothy M. Shannon, M.D. has been one of our Directors since his appointment as President and Chief Executive Officer in September 2007. Dr. Shannon served as our Executive Vice President and Chief Medical Officer from January 2004 until his promotion to President and Chief Executive Officer in September 2007. From September 2002 until December 2003, Dr. Shannon served as our Senior Vice President of Research and Development. Prior to joining us, Dr. Shannon worked in positions of increasing responsibility for Bayer’s Pharmaceutical Business Group, where his last position was Head and Senior Vice President of Global Medical Development. Dr. Shannon earned his B.A. in Chemistry from Amherst College and his M.D. from the University of Connecticut School of Medicine.

Patrick J. Zenner has been one of our Directors since 2002 and served as Interim Chief Executive Officer and Chairman of the Board of the Company from May 2005 until March 2006. Since 2001, Mr. Zenner has been self-employed as an advisor to biotechnology and pharmaceutical companies. From 1969 until 2001, Mr. Zenner worked for Hoffman-LaRoche Inc. From 1993 to 2001, he served as the President & Chief Executive Officer of Hoffman-LaRoche, Inc. Mr. Zenner is currently a Director of Arqule, Inc., EXACT Sciences, Inc., Geron Corporation, West Pharmaceutical Services, and Xoma Ltd. Mr. Zenner holds a B.S.B.A. from Creighton University where he serves on the Board, and an M.B.A. from Fairleigh Dickinson University where he currently serves as Chairman of the Board.

EXECUTIVE OFFICERS

The following table sets forth the names, ages, and positions of our current executive officers, as of April 24, 2009:

Name	Age	Position
Timothy M. Shannon	50	President, Chief Executive Officer, and Director
Sean A. Cassidy	39	Vice President and Chief Financial Officer
Paul M. Finigan	54	Executive Vice President, General Counsel, and Corporate Secretary

Sean A. Cassidy has served as Vice President and Chief Financial Officer of the Company since January 1, 2008. Prior to joining CuraGen in this role, Mr. Cassidy served as Director and Corporate Controller at 454 Life Sciences Corporation since September 2002. From August 2001 to September 2002, Mr. Cassidy served as Manager of Financial Planning of CuraGen Corporation. From 1992 to 2001, Mr. Cassidy was employed by Deloitte & Touche LLP as a Senior Manager. Mr. Cassidy received his MBA in Finance from the University of Connecticut and has been a Certified Public Accountant since 1995.

Paul M. Finigan has served as Senior Vice President and General Counsel of the Company since August 2006 and was promoted to Executive Vice President and General Counsel in September 2007. Prior to joining CuraGen, Mr. Finigan served as Corporate Counsel at 454 Life Sciences Corporation, a former subsidiary of the Company, since 2004. From 2002 to 2004, he was a member of the Business Law Practice at Day, Berry & Howard, LLP, and served as Chief Legal Officer and Strategic Advisor for Lumenos, Inc. from 1999 to 2002. Prior to that, Mr. Finigan was Senior Vice President and General Counsel at Value Health, Inc., held the position of Division Counsel at CIGNA Corporation and was Assistant General Counsel at U.S. Healthcare. Mr. Finigan received his J.D. from Villanova University School of Law and his B.S. in economics from Villanova University.

No family relationships exist between any of our executive officers and our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our Directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission, or SEC. All reporting persons are required by the SEC’s regulations to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us and upon written representations of our reporting persons received by us, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis.

CODE OF ETHICS AND CORPORATE CODE OF CONDUCT

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and all senior financial officers, including the Chief Financial Officer of the Company and its subsidiaries. The Code of Ethics is available at http://ir.curagen.com/governance.cfm. Disclosures regarding any amendments to, or waivers from, provisions of the Code of Ethics, will be posted on our website and reported on a Current Report on Form 8-K, as required by the rules of NASDAQ.

The Company has also adopted a Corporate Code of Conduct that applies to all employees and Directors of the Company and its subsidiaries and serves to provide a clear understanding of the principles of business conduct and ethics that are expected of them. The Corporate Code of Conduct is available at http://ir.curagen.com/governance.cfm. Disclosures regarding any amendments to, or waivers from, provisions of the Corporate Code of Conduct that apply to our Directors or executive officers will be posted on our website and reported on a Current Report on Form 8-K, as required by the rules of NASDAQ.

AUDIT COMMITTEE

Our Board of Directors has established a standing Audit Committee. The Audit Committee currently consists of James J. Noble, who serves as Chairman, Vincent T. DeVita, Jr., and Robert E. Patricelli. John Forsgren served as the Chairman of the Audit Committee during 2008, but resigned from the Audit Committee in connection with his appointment in February 2009 as Executive Chairman of the Board.

Our Board of Directors has determined that each current member of the Audit Committee meets the independence and financial literacy requirements of NASDAQ and Rule 10A-3 under Exchange Act. In addition, the Board has determined that Mr. Noble is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee of our Board of Directors oversees our executive compensation program. In this role, the Compensation Committee reviews and approves annually all compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officer during our fiscal year ended December 31, 2008, whom we refer to as the Named Executives.

Compensation Program Objectives and Philosophy

Our compensation policy for executive officers is designed to achieve the following objectives:

•	motivate executives to achieve our overall financial and non-financial performance objectives while also recognizing individual contributions and responsibilities;

•	attract, develop, and retain qualified executives; and

•	align the interests of executives with the interests of our stockholders through the use of equity based long-term incentive programs.

Our compensation philosophy is to reward executive officers for their entrepreneurial spirit coupled with their motivation and high level of performance. These executive officers are our visionary guiding forces and in turn relay their sense of commitment throughout the organization.

To assist the Compensation Committee in achieving these objectives, the Committee has historically engaged experts, referred to as Consultants, in the field of executive compensation to assist in the evaluation and implementation of our executive compensation program. The Consultants utilized proprietary data as well as several publicly available compensation surveys containing data from other biotechnology, pharmaceutical, and comparable peer companies in order to help us formulate and achieve our compensation objectives. In 2008, we used Aon/Radford Consultants to review long-term equity programs for all employees. We asked that Aon/Radford Consultants use current market data within our peer company group for their findings. Factors considered in choosing comparable peer companies include: our likelihood of competing with those companies for employees, stage of product development, industry, and market capitalization. In 2008, we paid $16,250 to Aon/Radford Consultants for compensation analysis projects.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	discretionary cash bonus or stock awards;

•	annual performance-based non-equity awards under our Executive Incentive Plan;

•	annual performance-based equity awards under our Executive Incentive Plan in the form of option awards or stock awards;

•	severance and change in control benefits; and

•	other employee benefits and perquisites.

Base Salary

Our Named Executives are paid salaries in line with their responsibilities and experience and within the 50th and 75th percentile, as per the Radford Global Life Sciences survey, of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. At the beginning of each fiscal year, our President and Chief Executive Officer assigns individual performance goals to each other Named Executive. The success of each Named Executive in achieving these goals is tracked throughout the year and summarized for the Compensation Committee at the end of the year by the President and Chief Executive Officer. The President and Chief Executive Officer also assesses his own individual performance and delivers his assessment to the Committee, at which time the Committee meets in executive session and discusses and establishes the appropriate salary increase for him. The Compensation Committee reviews each Named Executive’s individual performance against these goals annually, and such performance is considered as a component of the Committee’s review of base salary levels for the next fiscal year. Base salaries may also be adjusted in order to realign salaries with median market levels, after taking into account individual responsibilities and experience.

Based on the market data shown in the 2008 Radford Global Life Sciences survey and current economic conditions, the Compensation Committee determined in January 2009 that Dr. Shannon and Mr. Finigan would not be granted additional salary increases for 2008 performance. However, the Compensation Committee did decide to increase Mr. Cassidy’s annual salary to $200,000 at that time in order to better align Mr. Cassidy’s salary with current market levels for his position, based upon market data for comparable companies as reflected in the 2008 Radford survey.

Discretionary Cash Bonus, Option Awards and Stock Awards

The Compensation Committee believes that discretionary cash bonuses or stock awards are appropriate from time to time to retain and motivate a successful management team. The Compensation Committee has the authority to award discretionary awards to the Named Executives and determines the amount of any discretionary bonus by evaluating a number of quantitative and qualitative factors. Some of the specific factors considered are: pipeline advancement; strategic partnership initiatives; collaboration development; clinical trial progress; cost containment efforts and financing activities. These factors are compared to overall corporate goals established by the Compensation Committee and Consultant recommendations regarding comparable levels of variable cash compensation for similar positions of responsibility. In addition, at times, the Compensation Committee may issue a sign-on bonus to a prospective executive officer as an additional incentive to join us. In 2008, under his employment agreement and in connection with his appointment as Chief Financial Officer, Mr. Cassidy was granted an option to purchase 50,000 shares of CuraGen common stock and a restricted stock award of 50,000 shares of CuraGen common stock.

Executive Incentive Plan (EIP)

Our Named Executives are eligible to receive annual equity and non-equity incentive awards under our Executive Incentive Plan, or EIP. The EIP was designed to reward our Named Executives, as well as other employees, for exemplary individual performance that contributes to our corporate performance. The EIP was established to ensure that our Named Executives, along with a select group of other employees, are motivated to achieve our annual business goals. Our Named Executives’ targets, as listed below, and eligibility may be reviewed and revised by the Compensation Committee at its discretion. Targets and eligibility for other employees may be revised at management’s discretion. Eligible employees are made aware of their targets when they join the Company, when they are promoted into new positions or at such other times as determined by the Compensation Committee or management, as applicable.

	Non-Equity (as % of base salary)			Equity (as % of base salary)
Named Executive Title	Threshold	Target	Maximum	Threshold	Target	Maximum
Chief Executive Officer	0%	50%	100%	0%	200%	400%
Executive Vice President	0%	35%	70%	0%	100%	200%
Vice President	0%	25%	50%	0%	75%	150%

At the beginning of each fiscal year, the Board reviews a detailed set of overall corporate performance goals prepared by management for the upcoming year. The Board then works with management to develop final corporate performance goals. For 2008, our broad goals included implementing strategic initiatives, maintaining our financial performance, and advancing our pipeline. At the end of each year, the President and Chief Executive Officer prepares a memorandum defining the corporate results for the Board and proposes a corporate performance rating for CuraGen. The Board reviews the corporate performance memorandum and establishes the corporate performance rating. For 2008, the Board assigned a 66% corporate performance rating to CuraGen, based on achieving two-thirds of its goals, as listed in the table below:

2008 Goal	Corporate Performance Target	Approved Corporate Rating
Strategic Initiatives	50%	0%
Finance and Compliance	15%	20%
Belinostat	20%	30%
CR011	15%	16%
TOTAL	100%	66%

Once corporate performance ratings are approved, the Compensation Committee reviews each Named Executive’s individual performance and the performance rating suggested by the Chief Executive Officer. The individual performance goals for each Named Executive in 2008 included supporting the Company’s corporate goals in the areas of clinical development, strategic initiatives, finance, and compliance. As approved by the Compensation Committee for 2008, each Named Executive’s individual performance rating was 100%. Our Named Executives’ individual performance ratings for clinical development were based on achievement of decision points for the future development as planned for our two clinical programs: belinostat and CR011. The strategic and financial initiatives portion focused on the marked strengthening of the Company’s balance sheet during 2008, which was accomplished through sales of non-core assets, opportunistic repurchasing of our long term debt, and operating expenses reductions. Regarding compliance, the Named Executives’ evaluation was based on the full year results achieved, including compliance with SEC and GXP requirements.

The corporate and individual performance ratings are used in the calculation of the two components which comprise the EIP: a performance-based non-equity incentive award and a performance-based equity incentive award. Weightings for non-equity and equity incentive awards for each Named Executive were established at inception of the EIP and have not been modified since fiscal year 2004, as the Compensation Committee believes they continue to achieve our compensation goals. By applying the individual and corporate weightings, outlined in the table below, along with the individual and corporate rating, we determine the non-equity and equity values for each Named Executive. Our Compensation Committee reserves the right to modify any incentive award, should it determine that a Named Executive’s performance reflected superior performance.

	Weighting
Name	Individual	Corporate
Timothy M. Shannon, M.D.	20%	80%
Sean A. Cassidy	40%	60%
Paul M. Finigan	20%	80%

EIP: Non-Equity Incentive Award

We believe that performance-based non-equity incentives play an important role in motivating our executives to achieve defined annual corporate goals.

•	Dr. Shannon’s employment agreement sets his non-equity incentive target at 50% of base salary, but this target may be increased up to 100% of base salary for above-plan performance.

•	Mr. Cassidy’s employment agreement sets his non-equity incentive target at 25% of base salary, but this target may be increased up to 50% of base salary for above-plan performance.

•	Mr. Finigan’s employment agreement sets his non-equity incentive target at 35% of base salary, but this target may be increased up to 70% of base salary for above-plan performance.

Non-equity incentive awards are paid to the Named Executives at the beginning of the following fiscal year and may be above or below target award levels, at the discretion of the Compensation Committee, based on individual and corporate ratings. These awards are contingent on continued employment at the time the EIP payouts are approved.

For 2008 performance, the non-equity payouts to our Named Executives were based on achieving the goals listed above (clinical development, strategic initiatives, finance, and compliance). The payouts were calculated by applying the target percentages to each Named Executive’s 2008 base salary and blending in the approved 66% corporate performance rating and 100% individual rating. With the Compensation Committee’s approval and under the provisions of our EIP Plan, the non-equity payouts were as follows:

Name	2008 Non-Equity Incentive Award
Timothy M. Shannon, M.D.	$136,500
Sean A. Cassidy	$34,825
Paul M. Finigan	$80,262

EIP: Equity Incentive Award

The equity incentive awards are designed to align management’s performance objectives with the interests of our stockholders. We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards, such as restricted stock, aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The type of equity incentive award is determined annually by the Compensation Committee and the target values for our Named Executives for 2008 were as follows:

•	Dr. Shannon’s equity incentive target value is set at 200% of base salary, but may be increased up to 400% of base salary for above-plan performance.

•	Mr. Cassidy’s equity incentive target values are set at 75% of base salary, but may be increased up to 150% of base salary for above-plan performance.

•	Mr. Finigan’s equity incentive target values are set at 100% of base salary, but may be increased up to 200% of base salary for above-plan performance.

The individual and corporate performance ratings used to calculate the equity incentive award value for named executives are the same as those used to calculate the non-equity incentive award for any given year. However, for 2008, the Compensation Committee used measures established by the Aon/Radford consultants to grant option awards to all employees, including the Named Executives. The guidelines used by the Consultants were based on a blend of market 60th percentile data for long-term incentive value (Black-Scholes value of options plus face value of full-value shares), number of options/option equivalents, and (for CEO, CFO, and General Counsel positions only) percent ownership of the company. Each option award vests as to 25% of the shares on the first anniversary of the grant date and quarterly thereafter through the fourth anniversary of the grant date. In addition, each option award accelerates in the event of a change in control. For 2008 performance, the equity payouts to our Named Executives were as follows:

Name	Option Award (#)	Exercise Price
Timothy M. Shannon, M.D.	569,500	$0.68
Sean A. Cassidy	159,600	$0.68
Paul M. Finigan	204,800	$0.68

Equity Awards Policies and Practices

Equity awards for newly hired executive officers are typically granted at the next regularly scheduled Compensation Committee meeting following the hire date. Equity awards granted as a result of the annual EIP are generally granted at the first regularly scheduled meeting of the Compensation Committee following the end of the fiscal year for which they are being granted.

Option awards are priced at the closing market price on the day of our Compensation Committee meeting at which the option award is approved.

Severance and Change in Control Benefits

Pursuant to their employment agreements, the Named Executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of us. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Post-Employment Payments Table” elsewhere in this document.

We believe that providing these benefits helps us compete for executive talent. We believe that our severance and change in control benefits are generally in line with severance packages offered to executives by the companies in our peer group and believe these change-in-control practices to be reasonable.

Employee Benefits and Perquisites

Benefits

We maintain benefits that are available to all of our employees, including our Named Executives, including general health and welfare benefit plans, medical, dental, life, short-term and long-term disability, vision and supplemental life insurance. Our employees pay part of the costs of certain benefits, such as medical and dental, while others are entirely paid by us, such as short and long term disability, group term life and accidental death and disability, or paid by employees, such as vision and supplemental life. The Named Executives participate in these benefit plans on the same basis as other employees and all are eligible on the first of the month following their date of hire. In addition, all full-time employees of the Company who are over 21 years of age are eligible to participate in our 401(k) Plan, which we adopted in 1997. Participants are eligible to join effective with the first day of the quarter following their date of hire and may contribute up to 15% of their salary, subject to certain Internal Revenue Service limitations. In addition, we match 100% up to the first 5% of deferred salary through the use of our own authorized and to be issued shares of Common Stock or cash contributions at the employee’s option on a monthly basis, subject to certain IRS limitations. Our Board annually approves all matches. The following table outlines several of our benefits and employee eligibility:

Eligible?
Benefit	NEO	Full-Time Employees
Medical Insurance (1)	Yes	Yes
Dental Insurance (1)	Yes	Yes
Life Insurance (2)	Yes	Yes
Accidental Death & Dismemberment (2)	Yes	Yes
Short-Term Disability (2)	Yes	Yes
Long-Term Disability (2)	Yes	Yes
Voluntary Vision (3)	Yes	Yes
Voluntary Life (3)	Yes	Yes
401(k) Plan (4)	Yes	Yes
Flexible Spending Accounts (3)	Yes	Yes
Travel (Life) Insurance (2)	Yes	Yes

(1)	Benefit partially paid by employee.
(2)	Benefit fully paid by Company.
(3)	Voluntary benefit fully paid by employee.
(4)	Employee deferral up to 15% with a monthly corporate match of 100% in common stock or cash contributions at the employee’s option up to 5%, subject to Federal limitations.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our Chief Executive Officer and the other officers whose compensation is required to be disclosed to the company’s stockholders under the Exchange Act by reason of being among our four most highly compensated officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Named Executives.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Timothy M. Shannon, M.D.	2008	375,000	—		247,496	175,123	136,500	11,500	(4)	945,619
President and Chief Executive Officer	2007	352,477	30,000	(7)	290,539	174,643	345,000	13,250	(4)	1,205,909
	2006	323,846	—		315,001	207,337	128,540	11,000	(4)	985,724

Sean A. Cassidy	2008	175,000	—		7,944	5,297	34,825	5,048	(5)	228,114
Vice President and Chief Financial Officer

Paul M. Finigan	2008	315,000	—		339,140	113,105	80,262	11,500	(6)	859,007
Executive Vice President and General Counsel	2007	296,692	200,000	(8)	341,118	194,843	202,860	10,280	(6)	1,245,793

(1)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to SFAS 123(R) with respect to fiscal 2006, fiscal 2007 and fiscal 2008, except that (i) such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and (ii) with respect to all Named Executives, the amounts reported in these columns reflect additional expense resulting from the requirements of the SEC to report stock awards and option awards made prior to 2008 using the modified prospective transition method pursuant to SFAS 123(R). The assumptions used by us with respect to the valuation of stock and option awards are set forth in the discussion under “Stock-Based Compensation” in Note 1 to our 2008 consolidated financial statements which are included in our Form 10-K, filed on March 10, 2009. The individual awards reflected in the summary compensation table are summarized below.

During 2006, 2007, and 2008 compensation expense was recognized for the following awards of restricted stock to the Named Executives:

Name	Grant Date	Number of Shares Subject to Award (#)	Amount Vested in 2006/2007/2008 (#)		Amount Recognized in Financial Statements ($)
					2006	2007	2008
Timothy M. Shannon, M.D.	5/4/05	200,000	50,000 / 150,000 / —		315,001	87,276	—
	1/24/07	41,740	— /— / 20,870		—	85,609	91,619
	5/25/07	250,000	(a	)	—	117,654	155,877

					315,001	290,539	247,496

Sean A. Cassidy	1/24/08	50,000	— /— /—		—	—	7,944

Paul M. Finigan	8/1/06	150,000	— / 37,500 / 37,500		—	193,157	156,819
	1/24/07	26,250	— / — / 13,125		—	53,839	57,619
	5/25/07	200,000	(a)		—	94,122	124,702

					—	341,118	339,140

(a)	On May 25, 2007, the Compensation Committee of the Company approved the issuance of an aggregate of 450,000 shares of restricted common stock to Dr. Shannon and Mr. Finigan, which would have vested and become free from forfeiture on December 31, 2008, if the closing price of the common stock on the Nasdaq Global Market had equaled or exceeded $5.00 per share over a period of 20 consecutive trading days for any period ending on or before December 31, 2008. Pursuant to SFAS 123R, these restricted stock awards are deemed to contain a market condition which is reflected in the grant-date fair value of the awards, based on a valuation technique which considered all the possible outcomes of such market condition. Compensation cost is required to be recognized over the requisite service period for an award with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied.

Also during 2006, 2007, and 2008, compensation expense was recognized for the following grants of stock options to the Named Executives:

Name	Grant Date	Number of Shares Subject to Option #	Amount Vested in 2006/2007/2008 (#)	Amount Recognized in Financial Statements ($)
				2006	2007	2008
Timothy M. Shannon, M.D.	9/11/02	110,000	— / 22,000 / —	17,095	6,365	—
	9/11/02	90,000	— / 18,000 / —	13,989	5,205	—
	2/11/03	13,000	— / 2,600 / 2,600	2,746	1,286	130
	1/28/04	54,800	— / 10,960 / 10,960	56,438	32,676	15,092
	1/28/04	2,200	— / 440 / 440	2,266	1,312	603
	1/26/05	63,000	— / 12,600 / 12,600	66,220	40,041	23,219
	1/25/06	81,376	— / 35,602 / 20,344	48,583	58,879	27,967
	9/25/07	500,000	— / —/ 156,250	—	28,879	108,112

				207,337	174,643	175,123

Sean A. Cassidy	1/24/08	50,000	— /— / —	—	—	5,297

Paul M. Finigan	8/1/06	200,000	— / 62,500 / 50,000	—	194,843	82,489
	1/24/08	289,000	— /— / —	—	—	30,616

				—	194,843	113,105

(2)	In the event we declare a cash dividend with respect to the outstanding shares of our common stock in the future, the recipient of each stock award would be entitled to receive such dividend.
(3)	Reflects payments pursuant to our Executive Incentive Plan upon Compensation Committee determination of milestone attainment. Please see “Compensation Discussion and Analysis—Executive Incentive Plan” elsewhere in this document for additional information on our Executive Incentive Plan.
(4)	For 2008, amount consists of 401(k) employer matching contributions. For 2007, amount reflects reimbursement to Dr. Shannon of $2,000 in legal fees in connection with the review of his amended Employment Agreement, as well as 401(k) employer matching contributions of $11,250 paid on Dr. Shannon’s behalf. For 2006, amount consists of 401(k) employer matching contributions only.
(5)	Amount consists of 401(k) employer matching contributions paid on Mr. Cassidy’s behalf.
(6)	Amount consists of 401(k) employer matching contributions paid on Mr. Finigan’s behalf.
(7)	Reflects one-time bonus paid to Dr. Shannon for his appointment as President and Chief Executive Officer in September 2007.
(8)	Amount consists of a cash bonus approved by the Compensation Committee in recognition of Mr. Finigan’s efforts in connection with the sale of 454 Life Sciences Corporation, our former majority-owned subsidiary.

2008 Grants of Plan-Based Awards

The following table sets forth information regarding grants of non-equity incentive awards, stock options and restricted stock made to our Named Executives during the fiscal year ended December 31, 2008:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1) (2)			All Other Stock Awards: Number of Shares of Stock (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy M. Shannon, M.D.	—	0	187,500	375,000	0	750,000	1,500,000	—		—		—	—
Sean A. Cassidy	1/24/08	0	43,750	87,500	0	131,250	262,500	50,000	(4)	—		—	22,316
	1/24/08	—	—	—	—	—	—	—		50,000	(5)	0.68	34,000
Paul M. Finigan	1/24/08	0	110,250	220,500	0	315,000	630,000	289,000	(5)	—		0.68	128,985

(1)	Reflects estimated future payouts under our Executive Incentive Plan (EIP) awards based on named executives’ base salary, title, and target percentages as of January 1, 2008 and assuming 100% corporate performance and 100% individual performance ratings. Individual targets and weightings are listed under “Compensation Discussion and Analysis—Executive Incentive Plan” set forth elsewhere in this document.
(2)	Amounts represent potential payouts that will be paid in the form of stock options or restricted stock awards at the closing price of our common stock on the grant date at the performance level indicated. Conversion of the dollar amount value of option awards is based on grant date fair value, while the conversion of the dollar amount value of stock awards is based on the closing price of our common stock on date of grant.
(3)	In the event we declare a cash dividend with respect to the outstanding shares of our common stock in the future, the recipient of each stock award would be entitled to receive such dividend.
(4)	Awarded under our 2007 Stock Incentive Plan, vesting as to 25% of the underlying shares on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.
(5)	Awarded under our 2007 Incentive Stock Plan, vesting as to 25% of the underlying shares on the first anniversary of the grant date and in equal quarterly installments thereafter over an additional three years.
(6)	Grant date fair value calculated in accordance with SFAS 123(R) represents the aggregate SFAS 123(R) values of common stock issued and options granted. For additional information regarding the assumptions made in determining the aggregate grant date fair value of the stock awards and option awards, see the discussion under “Stock-Based Compensation” in Note 1 to our 2008 consolidated financial statements which are included in our Form 10-K, filed on March 10, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by the Named Executives as of December 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Timothy M. Shannon, M.D.	90,000	—		$4.37	9/11/2012	—		—
	110,000	—		$4.37	9/11/2012	—		—
	13,000	—		$3.94	2/11/2013	—		—
	1,760	440	(2)	$8.71	1/28/2014	—		—
	43,840	10,960	(2)	$8.71	1/28/2014	—		—
	37,800	25,200	(2)	$5.97	1/26/2015	—		—
	55,946	25,430	(3)	$3.56	1/25/2016	—		—
	78,125	171,875	(3)	$1.34	9/25/2017	—		—
	78,125	171,875	(4)	$1.34	9/25/2017	—		—
	—	—		—	—	20,870	(5)	$9,600

Sean A. Cassidy	—	50,000	(3)	$0.69	1/24/2018	—		—
	—	—		—	—	50,000	(6)	$23,000

Paul M. Finigan	112,500	87,500	(3)	$2.96	8/1/2016	—		—
	—	289,000	(3)	$0.69	1/24/2018	—		—
	—	—		—	—	75,000	(6)	$34,500
	—	—		—	—	13,125	(5)	$6,038

(1)	Amount based on December 31, 2008 closing price of $0.46 per share of our common stock on the NASDAQ Global Market.
(2)	Options vest in five equal annual installments beginning on the first anniversary of the grant date.
(3)	Options vest as to 25% of the underlying shares on the first anniversary of the grant date and in equal quarterly installments thereafter over an additional three years.
(4)	Options vest as to 25% of the underlying shares on the first anniversary of the grant date and in equal quarterly installments thereafter over an additional three years, however the vesting of all such shares shall accelerate upon the Company’s common stock reaching $3.00 per share for 10 consecutive days.
(5)	The repurchase rights lapse 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.
(6)	The repurchase rights lapse 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised by our Named Executives and stock vested during the fiscal year ended December 31, 2008:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Timothy M. Shannon, M.D.	20,870	14,400
Paul M. Finigan	50,625	49,931

(1)	Value realized on vesting is based on the closing sale price (less $0.01 par value) of our common stock the day prior to the vesting date.

Employment Agreements, Termination of Employment and Change in Control Arrangements

Employment Agreements

On or about September 1, 2006, the Company entered into an employment agreement with Paul M. Finigan, Executive Vice President and General Counsel. This agreement was first amended on January 24, 2007 and filed as Exhibit 10.2 of our Form 10-Q filed May 9, 2007 and then again amended on March 5, 2009 and filed as Exhibit 10.35 of our Form 10-K filed March 10, 2009.

On September 19, 2007, the Company entered into an amended employment agreement with Dr. Shannon, as a result of his appointment as the Company’s President and Chief Executive Officer. This amended employment agreement was filed as Exhibit 10.2 of our Form 10-Q filed November 9, 2007. On March 5, 2009, the Company entered into an employment agreement amendment with Dr. Shannon; this amendment was filed as Exhibit 10.37 of our Form 10-K filed March 10, 2009.

In addition, on December 14, 2007, the Company entered into an employment agreement with Sean A. Cassidy effective January 1, 2008, in connection with Mr. Cassidy’s appointment as Vice President and Chief Financial Officer. The agreement was filed as Exhibit 10.50 of our Form 10-K filed March 13, 2008. On March 5, 2009, the Company entered into an employment agreement amendment with Mr. Cassidy; this amendment was filed as Exhibit 10.42 of our Form 10-K filed March 10, 2009.

These employment agreements do not include automatic one-year extensions, and therefore, we may terminate each named executive’s employment with or without cause and with or without notice. Under each agreement, the Named Executive is entitled to an annual base salary as determined by the Board and annual performance-based bonuses based on the attainment of certain goals set by the President and Chief Executive Officer and the Board.

Upon a change in control, as defined in each individual agreement, all stock options or stock awards held by each Named Executive will become fully vested.

If we terminate the employment agreement for performance reasons (as defined in the agreement), upon such termination, and subject to the execution of a separation agreement containing a full waiver and release and to ongoing compliance with certain non-compete provisions in the agreement, the Named Executive will be entitled to receive payment of his base salary, and insurance continuation under COBRA for any employee health and welfare benefit in which he or she was a participant prior to termination, for six (6) months from the date of termination of his employment. If we terminate the employment agreement without cause, upon such termination, and subject to the Named Executive’s execution of a separation agreement containing a full waiver and release, the Named Executive will be entitled to receive payment of his base salary and insurance continuation under COBRA for any employee health and welfare benefit in which he was a participant prior to termination, for twelve (12) months from the date of termination of his employment. In this situation, Dr. Shannon is the only Named Executive entitled to his pro-rated target bonus for the year in which the termination occurs. If we terminate the employment agreement for cause, upon such termination, the Named Executive will not be entitled to any further payments (other than accrued and unpaid base salary and expenses to the date of termination), or to any further benefits (other than benefits which have accrued pursuant to any plan or by law). If we terminate the Named Executive for reasons other than cause, disability or death within twelve months of a change in control, or if the Named Executive terminates his employment for good reason (as defined in the agreement) within twelve months of a change in control, the Named Executive will be entitled to receive salary continuation for twenty-four (24) months, an amount equal to two (2) times his target annual bonus under the EIP, paid in a lump sum, and insurance continuation under COBRA for any employee health and welfare benefit in which the Named Executive was a participant prior to termination, for up to twenty-four (24) months following termination of his or her employment, provided that, if COBRA continuation coverage is otherwise earlier terminated under applicable law, then, in lieu of coverage, the Company will pay its share of the monthly Company premium in effect prior to the termination of COBRA continuation coverage directly to the Executive each month for the remainder of the relevant period. The timing of severance payments made under our executive employment agreements are subject to certain restrictions specified in the agreements for purposes of compliance with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. In the event it is determined that any payment under the agreements by the Company to a Named Executive in the event of a change in control would be subject to Section 280G of the Code or the excise tax imposed by Section 4999 of the Code, such Executive will receive the greater of the total value of the payments to be paid to the Executive upon a change of control, reduced to an amount that will avoid triggering the exercise tax, or the total value of the payments to be paid to the Executive upon a change in control with the application of the excise tax.

Potential Post-Employment Payments Table

Each Named Executive’s employment agreement provides for compensation should their employment terminate for reasons other than for cause. Severance payments may include salary continuation, a non-equity incentive bonus, and stock option and stock award acceleration. Severance payments for each Named Executive under his or her employment agreement are in addition to our obligation to pay such Named Executive’s salary during the requisite notice period. All of the CuraGen stock options and stock awards of our Named Executives become fully vested on a change in control of CuraGen, regardless of loss of employment, as the Named Executives would no longer retain the same level of control over us and our related equity values subsequent to a change in control. The table below reflects amounts payable to the following Named Executives assuming their employment was terminated on December 31, 2008 (both prior to and following a change in control of CuraGen) or assuming a change in control of CuraGen occurred on December 31, 2008:

Name	Compensation & Benefits	Termination Without Cause Prior to a Change in Control (“CIC”) ($)	CIC ($)		Termination Without Cause or for Good Reason Within 12 Months of a CIC ($)
Timothy M. Shannon, M.D.	Salary	375,000			750,000
	Bonus	187,500			375,000
	Option Awards and Stock Awards	0	9,600	(1)	9,600	(2)
	Insurance Coverage (COBRA)	18,190			36,380
Total		580,690			1,170,980

Sean A. Cassidy	Salary	175,000			350,000
	Bonus	0			87,500
	Option Awards and Stock Awards	0	23,000	(1)	23,000	(2)
	Insurance Coverage (COBRA)	18,190			36,380
Total		193,190			496,880

Paul M. Finigan	Salary	315,000			630,000
	Bonus	0			220,500
	Option Awards and Stock Awards	0	40,538	(1)	40,538	(2)
	Insurance Coverage (COBRA)	18,190			36,380
Total		333,190			927,418

(1)	Amount based on December 31, 2008 closing price of $0.46 per share of our common stock on the NASDAQ Global Market; approximate value at time of change in control; irrespective of loss of employment.
(2)	Amount based on December 31, 2008 closing price of $0.46 per share of our common stock on the NASDAQ Global Market.

DIRECTOR COMPENSATION

Non-employee Directors receive a combination of cash and stock-based compensation for their service on the Board and its Committees. We do not compensate Directors who are also our employees for their service as Directors of CuraGen.

Cash Compensation. We pay to each non-employee Director an annual retainer of $20,000. In addition, we pay to our Executive Chairman of the Board a retainer of $30,000. We also pay to the Chair of the Audit Committee an annual retainer of $15,000. Each of the Chairs of the Compensation Committee and the Nominating and Governance Committee is paid an annual retainer of $10,000. Each retainer is paid quarterly in arrears and is pro-rated for less than a full quarter of service. Non-employee Directors also receive attendance fees as follows: $1,500 for each Board meeting attended in person; $750 for each telephonic Board meeting attended; $1,250 for each Audit Committee meeting attended in person; $1,000 for each telephonic Audit Committee meeting attended; $1,000 for each Compensation Committee or Nominating and Governance Committee meeting attended in person and $750 for each telephonic Compensation Committee or Nominating and Governance Committee meeting attended. Additionally, we pay non-employee Directors a daily fee of $1,000 for additional work performed on site at CuraGen in support of Board and/or Committee responsibilities. We reimburse non-employee Directors for travel costs and other out-of-pocket expenses incurred in attending each Board or Committee meeting. In February 2009, the Board of Directors created a new position of Executive Chairman of the Board of Directors and elected John H. Forsgren to this position. Mr. Forsgren receives cash compensation of $10,000 per month for his services as Executive Chairman of the Board, in addition to the $30,000 retainer mentioned above.

Stock-Based Compensation. Upon initial appointment to the Board, each non-employee Director receives an option to purchase 30,000 shares of our common stock, one-third of which vests on the date of grant, one-third of which vests after one year of service, and one-third of which vests after two years of service. Each non-employee Director also receives an option to purchase 15,000 shares of our common stock in conjunction with our annual meeting of stockholders for service on the Board in each year following his or her appointment, in addition to any options grants awarded as discussed below. In addition to these awards, the Executive Chairman of the Board receives, annually, an option to purchase 7,500 shares of our common stock. In conjunction with each annual meeting of stockholders or upon his or her initial appointment, the Chair of the Audit Committee receives an option to purchase 5,000 shares of our common stock and the Chair of the Compensation Committee and the Chair of the Nominating and Governance Committee each receive an option to purchase 2,500 shares of our common stock. Except as otherwise noted, all options granted to non-employee Directors are fully vested upon grant, are pro-rated for less than a full year of service, and have an exercise price equal to the fair market value of our common stock on the grant date (which is equal to the closing price of our common stock as reported on the NASDAQ Global Market on the date on which the Compensation Committee approves the grant). All option grants to non-employee Directors that are not fully vested upon grant will become fully vested upon a 50% or greater change in control of CuraGen. In addition, Mr. Forsgren received a restricted stock grant of 50,000 shares in March 2009 in connection with his election as Executive Chairman of the Board.

The following table sets forth the compensation paid to our non-employee Directors for their service in 2008:

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Frank M. Armstrong, M.D. (3)	8,083	—	—	8,083
Vincent T. DeVita, Jr., M.D.	40,000	17,535	—	57,535
John H. Forsgren	55,000	23,380	—	78,380
James J. Noble	39,000	47,411	—	86,411
Robert E. Patricelli, J.D.	77,500	29,225	—	106,725
Patrick J. Zenner	47,500	20,458	—	67,958

(1)	The fees earned by the non-employee Directors in fiscal 2008 consist of the following: (i) an annual retainer, (ii) a fee to the Non-Executive Chairman of the Board, (iii) an annual fee for chairing and being a member of each of the audit, compensation and nominating and corporate governance committees and (iv) fees earned for board and committee meeting attendance.
(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to SFAS 123(R) with respect to fiscal 2008, except that (i) such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and (ii) the amounts reported in these columns reflect additional expense resulting from the requirements of the SEC to report stock awards and option awards made prior to 2008 using the modified prospective transition method pursuant to SFAS 123(R). The assumptions used by us with respect to the valuation of option grants are set forth in Note 1 to our 2008 consolidated financial statements which are included in our Form 10-K, filed on March 10, 2009. During 2008, compensation expense was recognized in respect of the following grants of stock options to our non-employee Directors:

The following table shows the aggregate number of option awards, as well as the grant date fair value of the option awards, made during 2007:

Name	Aggregate Option Awards made during 2007 (#)	Grant Date Fair Value of Option Awards made during 2007 ($)
James J. Noble	30,000	29,876

The following table shows the aggregate number of option awards, as well as the grant date fair value of the option awards, made during 2008:

Name	Aggregate Option Awards made during 2008 (#)	Grant Date Fair Value of Option Awards made during 2008 ($)
Vincent T. DeVita, Jr., M.D.	30,000	17,535
John H. Forsgren	40,000	23,380
James J. Noble	30,000	17,535
Robert E. Patricelli, J.D.	50,000	29,225
Patrick J. Zenner	35,000	20,458

(3)	Dr. Armstrong served as a Director through May 21, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by the non-employee Directors as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Vincent T. DeVita, M.D.	15,000	—	3.00	5/12/2009
	7,500	—	24.94	5/23/2010
	7,500	—	31.66	5/16/2011
	7,500	—	8.48	5/15/2012
	10,000	—	5.09	5/28/2013
	12,500	—	5.34	5/26/2014
	15,000	—	3.44	5/4/2015
	15,000	—	3.85	5/3/2016
	15,000	—	2.73	5/2/2017
	15,000	—	0.69	1/24/2018
	15,000	—	1.09	5/21/2018
Subtotal	135,000

John H. Forsgren	20,000	—	15.83	3/27/2012
	7,500	—	8.48	5/15/2012
	10,000	—	5.09	5/28/2013
	12,500	—	5.34	5/26/2014
	5,000	—	5.34	5/26/2014
	15,000	—	3.44	5/4/2015
	5,000	—	3.44	5/4/2015
	30,000	—	4.61	11/10/2015
	15,000	—	3.85	5/3/2016
	5,000	—	3.85	5/3/2016
	15,000	—	2.73	5/2/2017
	5,000	—	2.73	5/2/2017
	20,000	—	0.69	1/24/2018
	15,000	—	1.09	5/21/2018
	5,000	—	1.09	5/21/2018
Subtotal	185,000

James J. Noble	20,000	10,000	4.40	1/24/2017
	15,000	—	2.73	5/2/2017
	15,000	—	0.69	1/24/2018
	15,000	—	1.09	5/21/2018
Subtotal	65,000	10,000

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robert E. Patricelli J.D.	15,000	—	3.00	5/12/2009
	7,500	—	24.94	5/23/2010
	7,500	—	31.66	5/16/2011
	7,500	—	8.48	5/15/2012
	2,000	—	5.90	7/29/2012
	12,500	—	5.09	5/28/2013
	12,500	—	5.34	5/26/2014
	5,000	—	5.34	5/26/2014
	15,000	—	3.44	5/4/2015
	5,000	—	3.44	5/4/2015
	938	—	4.74	3/29/2016
	15,000	—	3.85	5/3/2016
	7,500	—	3.85	5/3/2016
	2,500	—	3.85	5/3/2016
	15,000	—	2.73	5/2/2017
	7,500	—	2.73	5/2/2017
	2,500	—	2.73	5/2/2017
	25,000	—	0.69	1/24/2018
	15,000	—	1.09	5/21/2018
	7,500	—	1.09	5/21/2018
	2,500	—	1.09	5/21/2018
Subtotal	190,438

Patrick J. Zenner	20,000	—	5.90	7/17/2012
	10,000	—	5.09	5/28/2013
	12,500	—	5.34	5/26/2014
	15,000	—	3.44	5/4/2015
	72,000	—	4.54	11/7/2015
	32,000	—	4.54	11/7/2015
	15,000	—	3.85	5/3/2016
	15,000	—	2.73	5/2/2017
	17,500	—	0.69	1/24/2018
	15,000	—	1.09	5/21/2018
	2,500	—	1.09	5/21/2018
Subtotal	226,500

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of, and during 2008 consisted of, Mr. Zenner, who serves as Chairman, and Mr. Patricelli. Mr. Zenner served as our Interim Chief Executive Officer and Chairman of the Board from May 2005 until March 2006. There are no, and during 2008, there were no, Compensation Committee interlocks.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this document.

By the Compensation Committee of the Board of Directors of CuraGen Corporation:

Patrick J. Zenner, Chairman

Robert E. Patricelli, J.D.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of April 24, 2009 by:

•

each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as of such date based on currently available Schedules 13D and 13G filed with the SEC;

•	each of our Directors;

•	our Named Executives; and

•	all of our Directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes shares of our common stock over which such individual has voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Shares of our common stock issuable under option awards exercisable on or before June 23, 2009 are deemed beneficially owned for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws where applicable. Unless otherwise indicated, the address of all Directors and executive officers is c/o CuraGen Corporation, 322 East Main Street, Branford, Connecticut 06405. The inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

There were, as of April 24, 2009, approximately 187 stockholders of record of our common stock and, according to our estimates, 7,449 beneficial owners of our common stock.

Name and Address	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (1)
Holders of more than 5% of our common stock
Renaissance Technologies LLC	4,300,162	(2)	7.5%
James H. Simons
800 Third Avenue New York, New York 10022
DellaCamera Capital Master Fund, Ltd.	3,758,988	(3)	6.6%
DellaCamera Capital Fund, Ltd.
DellaCamera Capital Management, LLC
Ralph DellaCamera, Jr.
Andrew Kurtz
Vincent Spinnato
c/o DellaCamera Capital Management, LLC 461 Fifth Avenue, 10th Floor New York, New York 10017
Austin W. Marxe	3,149,894	(4)	5.5%
David M. Greenhouse
527 Madison Avenue, Suite 2600 New York, NY 10022
Bayer AGD	3,112,482	(5)	5.4%
51368 Leverkeusen Federal Republic of Germany
CQS Cayman Limited Partnership	2,893,300	(6)	5.1%
P.O. Box 309 Ugland House Grand Cayman KY1-1104, Cayman Islands

Directors and Named Executives
Sean A. Cassidy	71,887	(7)	*
Paul M. Finigan	398,331	(8)	*
Timothy M. Shannon, M.D.	802,646	(9)	1.4%
Vincent T. DeVita, Jr., M.D.	200,000	(10)	*
John H. Forsgren	275,000	(11)	*
James J. Noble, M.A., F.C.A.	130,000	(12)	*
Robert E. Patricelli, J.D.	605,088	(13)	1.1%
Patrick J. Zenner	271,500	(14)	*
All Current Directors and executive officers as a group (8 persons)	2,754,452	(15)	4.6%

*	Less than 1% of our outstanding common stock.
(1)	Applicable percentage of ownership for each holder is based on 57,192,696 shares of common stock outstanding on April 24, 2009, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and stock options or warrants held by each such holder which will become exercisable on or before June 23, 2009.
(2)	Information is based on a Schedule 13G/A (Amendment No. 1) dated February 13, 2009 as filed with the SEC. Renaissance Technologies LLC, in its capacity as investment adviser, and James H. Simons may be deemed to each beneficially own 4,300,162 shares of common stock, which shares are held of record by clients of Renaissance Technologies LLC. Renaissance Technologies LLC and James H. Simons report that they each have the sole power to vote or direct the vote of 4,300,162 shares of common stock and sole power to dispose or direct the disposition of 4,300,162 shares of common stock.
(3)	Information is based on a Schedule 13D/A dated March 3, 2009 as filed with the SEC. Each of DellaCamera Capital Master Fund, Ltd., DellaCamera Capital Fund, Ltd., DellaCamera Capital Management, LLC, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato beneficially owns 3,758,988 shares of common stock. Each of DellaCamera Capital Master Fund, Ltd., DellaCamera Capital Fund, Ltd., DellaCamera Capital Management, LLC, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato reports having shared power to vote or direct the vote and shared power to dispose or direct the disposition of 3,758,988 shares of common stock.
(4)	Information is based on a Schedule 13G dated February 13, 2009 as filed with the SEC. Each of Austin W. Marxe and David M. Greenhouse beneficially own 3,149,894 shares of common stock. Each of Austin W. Marxe and David M. Greenhouse reports that he has shared power to vote or direct the vote and shared power to dispose or direct the disposition of 3,149,894 shares of common stock.

(5)	Information is based on a Schedule 13G dated February 26, 2001 as filed with the SEC. Bayer AG beneficially owns 3,112,482 shares of common stock. Bayer AG reports that it has sole power to vote or direct the vote and sole power to dispose or direct the disposition of 3,112,482 shares of common stock.
(6)	Information is based on a Schedule 13G/A (Amendment No. 1) dated February 17, 2009 as filed with the SEC. CQS Cayman Limited Partnership owns 2,893,300 shares of common stock. CQS Cayman Limited Partnership reports that it has sole power to vote or direct the vote of 2,893,300 shares of common stock and sole power to dispose or direct the disposition of 2,893,300 shares of common stock.
(7)	Includes 15,625 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date and 37,500 shares of restricted stock held.
(8)	Includes 227,812 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date and 75,000 shares of restricted stock held.
(9)	Includes 574,018 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(10)	Includes 170,000 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(11)	Includes 220,000 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(12)	Includes 110,000 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(13)	Includes 240,438 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(14)	Includes 261,500 shares of common stock underlying options which are or may be exercisable as of April 24, 2009 or 60 days after such date.
(15)	See footnotes 7, 8, and 9.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1) (2)	3,710,560	$3.62	10,594,562
Equity Compensation Plans Not Approved by Stockholders	—	—	—

(1)	These plans consist of the Company’s 1993 Stock Option and Incentive Award Plan, the 1997 Employee, Director and Consultant Stock Plan and the 2007 Stock Incentive Plan.
(2)	Effective October 1997, upon a resolution by the Board, the Company ceased to grant options under the 1993 Stock Option and Incentive Award Plan. There are no longer any options outstanding under this plan. Effective May 2007, upon a resolution by the Board, the Company ceased to grant options under the 1997 Employee, Director and Consultant Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which CuraGen is a participant, the amount involved exceeds $120,000, and one of our executive officers, Directors, Director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person”, has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction”, the related person must report the proposed related person transaction to our general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the Audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between Audit committee meetings, subject to ratification by the Audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit committee may approve or ratify the transaction only if the Audit committee determines that, under all of the circumstances, the transaction is in CuraGen’s best interests. The Audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a Director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of CuraGen’s charter or bylaws.

The policy provides that transactions involving compensation of executive officers will be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Director Independence

Under applicable NASDAQ rules, a Director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Our Board has determined that none of: Vincent T. DeVita, Jr., M.D.; James J. Noble, M.A., F.C.A.; Robert E. Patricelli, J.D. and Patrick J. Zenner, who comprise our Audit and Compensation Committees, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director and that each of these Directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

In March 2009, the Board determined that John H. Forsgren is no longer an independent Director under Rule 5605(a)(2) due to the compensation arrangements associated with his role as Executive Chairman of the Board. Mr. Forsgren continues to serve as a member of our Nominating and Governance Committee, which consists of Mr. Forsgren, Robert E. Patricelli, who serves as Chairman, Vincent T. DeVita, Jr., who serves as Vice Chairman, James J. Noble and Patrick J. Zenner. NASDAQ Marketplace Rule 5605(e)(3) permits one non-independent director to serve on the Nominating and Governance Committee for up to two years if the Board, under exceptional and limited circumstances, determines that such individual’s membership of the committee is required by the best interests of CuraGen and its stockholders, provided that the Nominating and Governance Committee consists of at least three members. The Board determined that Mr. Forsgren’s continued membership on the Nominating and Governance Committee was in the best interests of the Company and its shareholders due to Mr. Forsgren’s familiarity with CuraGen and his experience with public company governance and strategic transactions, which the Board believes is particularly important in light of CuraGen’s previously announced evaluation of its strategic alternatives.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and 2007 by the Company’s principal accountant, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), were as follows:

	2008	2007
Audit fees	$276,840	$328,100
Tax fees	27,142	27,342

Total	$303,982	$355,442

Audit fees include fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s consolidated financial statements, and fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting. Tax fees include fees for review of the Company’s corporate income tax returns.

Pre-Approval Policy of the Audit Committee

Consistent with SEC policies, the services performed by Deloitte & Touche in 2008 and 2007 were pre-approved in accordance with the pre-approval policy set forth in the Audit Committee Charter. The Audit Committee pre-approves all audit services and permitted non-audit services performed or proposed to be undertaken by the independent registered public accounting firm (including the fees and terms thereof), except where such services are determined to be de minimis under the Exchange Act, giving particular attention to the relationship between the types of services provided and the independent registered public accounting firm’s independence. Pre-approval may be of classes of permitted services, such as “annual audit services”, “tax consulting services”, or similar broadly defined predictable or recurring services. The Audit Committee may delegate pre-approval authority to a subcommittee of one or more of its members. The subcommittee to which such authority is delegated must present, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2009	CURAGEN CORPORATION

	By:	/S/ SEAN A. CASSIDY
Sean A. Cassidy
Vice President and Chief Financial Officer