Form 10-Q
period 2009-03-31
CURAGEN CORP
filed 2009-05-07
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 57,192,696.

CURAGEN CORPORATION

FORM 10-Q

CURAGEN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,631	$19,103
Short-term investments	18,045	30,332
Marketable securities	16,116	38,229

Cash and investments	79,792	87,664
Other current assets	478	494

Total current assets	80,270	88,158

Property and equipment, net	80	102
Other assets, net	218	286

Total assets	$80,568	$88,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$239
Accrued expenses	1,265	1,610
Accrued payroll and related items	298	660
Interest payable	38	253
Other current liabilities	168	1,352

Total current liabilities	2,117	4,114

Convertible subordinated debt	14,142	18,967

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,190,239 shares at March 31, 2009 and 57,118,186 shares at December 31, 2008	572	571
Additional paid-in capital	527,707	527,294
Accumulated other comprehensive income	360	393
Accumulated deficit	(464,330)	(462,793)

Total stockholders’ equity	64,309	65,465

Total liabilities and stockholders’ equity	$80,568	$88,546

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$—	$22

Operating expenses:
Research and development expenses	1,682	5,371
General and administrative expenses	1,906	1,715

Total operating expenses	3,588	7,086

Loss from operations	(3,588)	(7,064)
Interest income	454	1,074
Interest expense	(175)	(797)
Realized gain (loss) on sale of available-for-sale investments, net	84	(4)
Gain on extinguishment of debt	962	—

Loss before income tax benefit	(2,263)	(6,791)
Income tax benefit	726	18

Net loss	$(1,537)	$(6,773)

Basic and diluted net loss per share	$(0.03)	$(0.12)

Weighted average number of shares used in computing basic and diluted net loss per share	56,967	56,520

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,537)	$(6,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	—	(22)
Depreciation and amortization	39	276
Stock-based compensation	400	617
Stock-based 401(k) plan employer match	14	83
Non-cash interest income	(61)	45
Non-cash interest income - Restricted cash	—	(138)
Realized (gain) loss on available for sale investments	(84)	4
Gain on extinguishment of debt	(962)	—
Changes in assets and liabilities:
Accrued interest receivable	195	197
Other current assets	17	198
Other assets	—	19
Accounts payable	109	(105)
Accrued expenses	(346)	1,797
Accrued payroll and related items	(362)	(1,181)
Interest payable	(215)	(699)
Other current liabilities	(1,185)	(2,198)

Net cash used in operating activities	(3,978)	(7,880)

Cash flows from investing activities:
Purchases of short-term investments	—	(981)
Proceeds from sales of short-term investments	3,250	3,397
Proceeds from maturities of short-term investments	9,000	7,000
Proceeds from sales of marketable securities	13,563	1,618
Proceeds from maturities of marketable securities	8,505	9,000

Net cash provided by investing activities	34,318	20,034

Cash flows from financing activities:
Payment for extinguishment of debt	(3,812)	—

Net cash used in financing activities	(3,812)	—

Net increase in cash and cash equivalents	26,528	12,154
Cash and cash equivalents, beginning of period	19,103	16,730

Cash and cash equivalents, end of period	$45,631	$28,884

Supplemental cash flow information:
Interest paid	$372	$1,398

Income tax benefit payments received	$214	$—

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Business Overview

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. All dollar amounts herein are shown in thousands, except par value and per share data.

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

2.	Stock-Based Compensation

During the three months ended March 31, 2009 and 2008, the Company recognized compensation expense in total operating expenses on the condensed statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended March 31,
	2009	2008
Compensation expense with respect to employee stock options	$266	$275
Compensation expense with respect to restricted stock grants	$133	$348

The fair value of options granted during the three months ended March 31, 2009 and 2008 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected stock price volatility	71%	68%
Risk-free interest rate	3.14%	4.48%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three months ended March 31, 2009 and 2008 were as follows:

Three Months Ended March 31,
2009	2008
$0.44	$0.45

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

A summary of the stock option activity under the 2007 Stock Plan, as of March 31, 2009, and changes during the three months ended March 31, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	1,953,240	$1.02	8.94	$—
Granted	1,893,725	0.67	—	438
Exercised	—
Canceled or lapsed	(207,500)	0.68	—	45

Outstanding March 31, 2009	3,639,465	0.86	9.17	636

Exercisable March 31, 2009	963,005	1.06	8.64	138

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of March 31, 2009, and changes during the three months ended March 31, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	1,757,320	$6.51	4.85	—
Granted	—
Exercised	—
Canceled or lapsed	(233,972)	11.87	—	—

Outstanding March 31, 2009	1,523,348	5.68	5.12	—

Exercisable March 31, 2009	1,354,495	5.90	4.94	—

As of March 31, 2009 there was $1,562 of total unrecognized compensation expense related to unvested stock option grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.28 years.

A summary of restricted stock activity under the 2007 Stock Plan as of March 31, 2009, and changes during the three months ended March 31, 2009, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2009	87,500	$1.10
Granted	50,000	0.88
Restrictions lapsed	(62,500)	0.84

Outstanding March 31, 2009	75,000	1.17

The total intrinsic value of restricted shares vested under the 2007 Stock Plan during the three months ended March 31, 2009 was $56. There were no restricted shares vested under the 2007 Stock Plan during the three months ended March 31, 2008.

A summary of all restricted stock activity under the 1997 Stock Plan as of March 31, 2009, and changes during the three months ended March 31, 2009, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding January 1, 2009	135,695	$3.59
Granted	—	—
Restrictions lapsed	(60,695)	4.39

Outstanding March 31, 2009	75,000	2.95

The total intrinsic value of restricted shares vested under the 1997 Stock Plan during the three months ended March 31, 2009 and 2008 was $55 and $220, respectively.

As of March 31, 2009, there was $112 of total unrecognized compensation expense related to unvested restricted stock grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 0.74 years.

3.	Restructuring Charges

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

During 2008, in connection with a reduction in work force of eight employees in December 2008, the Company also recorded a restructuring charge of $529 which consisted of employee separation costs, payable in cash during the first half of 2009. The charge has been classified within other current liabilities.

The following table sets forth the cash payments and balance of the restructuring reserve as of and for the three months ended March 31, 2009:

	Reserve at December 31, 2008	Cash Payments in 2009	Reserve at March 31, 2009
Restructuring—2007	$3	$3	$—

Restructuring—2008	523	495	28

TOTALS	$526	$498	$28

4.	Investments

The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. Total comprehensive loss is as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,537)	$(6,773)

Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	(117)	435
Reclassification adjustment for gains (losses) included in net loss	84	(4)

Net unrealized (loss) gain on securities	(33)	431

Total comprehensive loss	($1,570)	($6,342)

The Company reviews its investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. As of March 31, 2009, there were no investments with unrealized losses. During the first quarter of 2009, the Company sold all of the asset-backed securities and corporate and municipal bonds in its investment portfolio and recognized a net gain of $84 on these sales.

All of the securities in the Company’s investment portfolio are priced by the Company’s investment manager. On a quarterly basis, the Company obtains a second price for each security to compare to the price obtained from the Company’s investment manager. As of March 31, 2009, there were no material variances in the prices obtained from these two sources and as such the Company has used the pricing provided by the Company’s investment manager.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. The valuation techniques defined in SFAS 157 are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of March 31, 2009.

Fair Value Measurements on a Recurring Basis as of March 31, 2009
Assets	Level I	Level II	Level III	Total
Cash equivalents	$45,220	$—	$—	$45,220
Short-term investments	—	18,045	—	18,045
Marketable securities	4,076	12,040	—	16,116

Total Investments	$49,296	$30,085	$—	$79,381

Level I securities consist primarily of Money Market accounts and a single U.S. Treasury Note. Level II securities primarily consist of agency and agency sponsored mortgage backed securities.

5.	Extinguishment of Debt

During February 2009, the Company repurchased $4,825 of its 4% convertible subordinated debentures due February 2011, for total consideration of $3,812, plus accrued interest of $90 at the date of repurchase. As a result of the transaction, in the first quarter of 2009 the Company recorded a gain of $962 which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

6.	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Convertible subordinated debt, stock options granted but not yet exercised under CuraGen’s stock option plans and unvested restricted stock are anti-dilutive and therefore not considered for the diluted loss per share calculations. Anti-dilutive potential common shares, consisting of convertible subordinated debt, outstanding stock options and unvested restricted stock were 6,772,874 and 13,705,988 as of March 31, 2009 and 2008, respectively.

7.	Recently Enacted Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157”, (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have any impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Retroactive adjustment of all prior-period earnings per share computations is necessary to reflect the provisions of this FSP, which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB28-1”) which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP FAS 157-4 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company does not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial statements.

CURAGEN CORPORATION

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

Royalties or other revenue generated from commercial sales of products developed through the application of our technologies or expertise is not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to potential milestones and other potential payments related to partnering CR011 and interest income.

We expect to continue incurring expenses relating to our research and development efforts as we focus on clinical trials required for the development of CR011-vcMMAE. Conducting clinical trials is a lengthy, time-consuming and expensive process and we expect to incur continued losses over the next several years.

Significant Recent Developments

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million, reflecting an aggregate discount from the face value of such notes of approximately 21% and resulting in a $1.0 million gain.

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

CR011-vcMMAE for the Treatment of Cancer

CR011-vcMMAE is an antibody-drug conjugate, or ADC, comprised of CR011, a fully-human monoclonal antibody resulting from our collaboration with Amgen Fremont linked to monomethylauristatin E, or vcMMAE, using technology licensed from Seattle Genetics. CR011 targets glycoprotein NMB, or GPNMB, a protein located on the surface of cancer cells including melanoma and breast cancer. After CR011-vcMMAE binds to the target protein, the ADC is transported inside the cancer cell where vcMMAE is cleaved from the antibody and inhibits tubulin polymerization leading to cell death.

CR011-vcMMAE Clinical Development Program

In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. We are currently evaluating CR011- vcMMAE in clinical trials for the treatment of patients with advanced melanoma and breast cancer, as further described in the table below.

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status
Metastatic melanoma	I/II	0.03 to 2.63 mg/kg every three weeks in Phase I; 1.88 mg/kg every three weeks in Phase II	June 2006	Enrollment completed. Updated results anticipated in the first half of 2009.

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status
		Weekly and two out of every three week regimens	Sept 2007	Enrollment ongoing. Preliminary results anticipated in the first half of 2009.

Breast cancer	I/II	Every three weeks regimen	June 2008	Enrollment ongoing. Preliminary results anticipated in the first half of 2009.

Phase II Trial Results for the Treatment of Metastatic Melanoma Cancer

On June 1, 2008, we announced the presentation of results from this ongoing study at the 2008 American Society of Clinical Oncology, or ASCO, Annual Meeting. A total of 32 patients were enrolled in the Phase I dose-escalation portion of the trial, which aimed to identify the safety and maximum tolerated dose, or MTD, of CR011-vcMMAE. Doses of CR011-vcMMAE between 0.03 mg/kg to 2.63 mg/kg administered intravenously (IV) once every three weeks were evaluated and were generally well tolerated, with rash and neutropenia emerging at higher doses. Based on dose-limiting toxicities of rash, the MTD was determined to be 1.88 mg/kg IV every three weeks. The activity of CR011-vcMMAE appeared dose dependent with 50% of those patients treated with doses at or above 1.34 mg/kg exhibiting tumor shrinkage and 64% progression-free at 12 weeks compared to 17% with tumor shrinkage and 28% progression-free at 12 weeks for patients treated at lower doses. One confirmed partial response was reported in Phase I. Based on the results of the Phase I portion of the trial, the dose selected for the Phase II portion was 1.88 mg/kg IV every three weeks.

On September 11, 2008, we announced the completion of enrollment into the Phase II portion of the melanoma clinical trial. Preliminary results from the trial were presented on November 1, 2008 at the 2008 International Society for Biologic Therapy of Cancer, or iSBTc, Annual Meeting.

Thirty-six patients were enrolled in the Phase II portion of the trial. Of the patients enrolled, 94% had Stage IV disease, of which two-thirds were classified as M1c, the poorest risk group. The overall median progression-free survival, or PFS, was approximately 4.5 months. RECIST-defined partial responses were reported in 3 patients, 2 of whom were ongoing, and an unconfirmed partial response was noted in 1 patient. As expected based upon the expression of GPNMB and as observed in Phase I, dermatologic adverse events consisting of rash, alopecia, and pruritus were the most common toxicities in this study. A preliminary exploratory analysis assessing the relationship of rash and PFS was performed and showed a trend toward longer PFS in patients with rash. We expect updated results for this study to be presented during the first half of 2009.

We are also exploring more frequent dosing schedules of CR011-vcMMAE, including a weekly and a two out of every three-week regimen, to determine if more frequent administration can provide additional activity in patients with metastatic melanoma. We anticipate presenting updated results during the first half of 2009.

Phase II Trial Results for the Treatment of Breast Cancer

On June 25, 2008, we announced the initiation of patient dosing in an open-label, multi-center Phase II study of CR011-vcMMAE IV every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy. We expect to enroll up to approximately 40 patients to confirm the MTD in this population and to assess efficacy using a Simon 2-Stage design with an endpoint of progression-free rate at 12 weeks. We anticipate presenting preliminary results from this study during the first half of 2009.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to investment valuation, prepaid expenses, accrued expenses, revenue recognition, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Collaboration revenue	$0.0	$0.0	$0.0	0%
Research and development expenses	1.7	5.4	(3.7)	(69)%
General and administrative expenses	1.9	1.7	0.2	12%
Interest income	0.5	1.1	(0.6)	(55)%
Interest expense	0.2	0.8	(0.6)	(75)%
Realized gain on sale of available-for-sale investments, net	0.1	—	0.1	*
Gain on extinguishment of debt	1.0	—	1.0	*
Income tax benefit	0.7	—	0.7	*

Net loss	$(1.5)	$(6.8)

*	Based on prior year amounts, percentage change does not provide meaningful information.

Collaboration revenue. There was no material change in collaboration revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 as we recognized $0.02 million in the first quarter of 2008. The collaboration revenue recognized in the first quarter of 2008 was due to the amortization of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. We do not expect any collaboration revenue in 2009.

Research and development expenses. Research and development expenses consist primarily of: contractual and manufacturing costs; salary and benefits; license fees and milestone payments; drug supply; and allocated facility costs. Our research and development efforts are concentrated solely on clinical trials. We budget and monitor our research and development costs by expense category, rather than by project, because these costs often benefit multiple projects and/or our technology platform as a whole.

Below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2009 and 2008 by the major categories (in millions):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Contractual and manufacturing costs	$0.8	$2.1	$(1.3)	(62)%
Salary and benefits	0.6	1.2	(0.6)	(50)%
License fee and milestone payments	0.1	1.6	(1.5)	(94)%
Allocated facility costs	0.2	0.5	(0.3)	(60)%

Total research and development expenses	$1.7	$5.4

The decrease in our research and development expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the transfer agreement entered into in the second quarter 2008 with TopoTarget A.S. which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, such that we would no longer incur additional clinical trial expenses. We also incurred a decrease in salary and benefits caused by a reduction in workforce in the fourth quarter 2008, and a decrease in allocated facility costs due to reducing our office space. We had a decrease in license fees and milestone payments for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due to milestone expenses incurred relating to our collaboration agreements with Amgen Fremont and Seattle Genetics for advancing CR011-vcMMAE to Phase II in the first quarter of 2008. We anticipate our research and development expenses for the remaining quarters in 2009 will remain consistent with the first quarter of 2009.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track the research and development expenses associated with that potential clinical candidate. The following table shows the cumulative research and development expenses for CR011-vcMMAE as of March 31, 2009, as well as the current research and development expenses for the three months ended March 31, 2009 and 2008 which were incurred on or after we started conducting a Phase I clinical trial for CR011-vcMMAE (in millions):

Clinical Development Costs for CR011-vcMMAE
Cumulative as of March 31, 2009 (since commencement of Phase I trial)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Indication
$16.5	$1.5	$2.2	Metastatic Melanoma/Breast Cancer

We expect that the research and development expenses incurred in connection with our development of CR011-vcMMAE in 2009 will be consistent with expenses incurred in 2008.

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

General and administrative expenses. The increase in general and administrative expenses for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was due to an increase in advisor fees in conjunction with our strategic review announced in February 2009. We anticipate our general and administrative expenses will be consistent quarter to quarter during the remaining quarters of 2009.

Interest income. Interest income for the three months ended March 31, 2009, decreased as compared to the three months ended March 31, 2008 due to a reduction in our cash and investment portfolio balance. Our lower cash and investment balance was due to the repurchase of $3.8 million of our 4% convertible subordinated debentures which occurred in February 2009 to retire $4.8 million of debt in addition to debt repurchases completed in the second quarter of 2008 and cash used for operations during the first quarter of 2009. We earned an average yield of 2.7% during the first quarter of 2009 as compared to 3.9% in the first quarter of 2008. We anticipate interest income to decrease in 2009 due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations. We also expect the yields in our investment portfolio to decrease during the year as a result of lower short term interest rates and the mix of investments in our portfolio.

Interest expense. Interest expense for the three months ended March 31, 2009 decreased as compared to the three months ended March 31, 2008 primarily due to the repurchases of our 4% convertible subordinated debentures due February 2011. The repurchases consisted of $50.9 million in May 2008 and $4.8 million in February 2009. We expect interest expense, including interest paid to debt holders, as well as amortization of deferred financing costs, to approximate $0.6 million for the full year of 2009.

Realized gain on sale of available-for-sale investments, net. During the first quarter of 2009, we realized a gain on the sale of available-for sale investments of $0.1 million. The gain was due to the sale in the first quarter of 2009 of our asset-backed securities and our corporate and municipal bonds.

Gain on extinguishment of debt. The gain on extinguishment of debt for the three months ended March 31, 2009 was due to the repurchase of $4.8 million of our 4% convertible subordinated debentures due February 2011, for $3.8 million plus accrued interest of $0.1 million in February 2009. We recorded a gain of approximately $1.0 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit. We recorded an income tax benefit of $0.7 million during the three months ended March 31, 2009 as a result of the expiration of the State of Connecticut statute of limitations, as it relates to the Year 2004 income tax benefit. Connecticut legislation allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2009 income tax benefit to be lower than 2008 due to anticipated lower research and development expenditures.

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

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million reflecting an aggregate discount from the face value of such 2011 notes of approximately 21%, resulting in a gain of approximately $1.0 million.

Cash, restricted cash and investments. The following table depicts changes in the cash, restricted cash, and investments for the three month periods ended March 31, 2009 and 2008, using the direct method (in millions):

	Three months ended March 31,
	2009	2008
Cash paid to suppliers, employees and collaborators	$(4.0)	$(5.5)
Restructuring charges paid	(0.5)	(2.2)
Interest income received	0.5	1.1
Interest expense paid	(0.4)	(1.4)
Income tax benefit received	0.2	—
Cash paid for extinguishment of debt	(3.8)	—
Net unrealized gain on short-term investments and marketable securities	—	0.4
Net realized gain on short-term investments and marketable securities	0.1	—
Net decrease in cash, restricted cash and investments	(7.9)	(7.6)
Cash, restricted cash and investments, beginning of period	87.7	115.0

Cash, restricted cash and investments, end of period	$79.8	$107.4

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

We expect to continue to fund our operations by a combination of the following sources: cash and investment balances; interest income; potential private equity offerings; debt financing or additional collaborations and licensing arrangements. We intend to use our cash and investment balances for the development costs of CR011-vcMMAE and also for other uses which could include strategic transactions. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as uses of short term liquidity: contractual services related to clinical trials and manufacturing; salary and benefits; and license fees. We will also continue to evaluate potential acquisitions, including complementary businesses, technologies and products.

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

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2011. We consider our operating expenditures to be crucial to our future success, and intend to continue to make strategic investments in our clinical drug pipeline. In appropriate situations, we may seek financing from other sources, and expect that we will need additional funds to meet our future operating requirements. To the extent that we need to obtain additional funding, the amount of additional capital we would need to raise would depend on many factors, including: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; acquisitions, including complementary technologies and products; costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of March 31, 2009.

Some of the amounts included in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors. These amounts exclude items accrued for on the balance sheet.

	Payments Due Year Ended December 31,
	(in millions)
	TOTAL	2009	2010	2011
Long-term debt obligations	$14.1	$—	$—	$14.1
Interest on convertible subordinated debt	1.2	0.3	0.6	0.3
Purchase commitments	2.5	2.3	0.2	0.0

Total	$17.8	$2.6	$0.8	$14.4

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For the purposes of this table, contractual obligations for the purchase of services are defined as agreements that support our external cost related to current clinical trials through completion. Our purchases are based on current operating needs and are fulfilled by vendors within short time periods. We have unrecognized tax benefits of $0.1 million at March 31, 2009. This amount is excluded from the table above.

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

Recently Enacted Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157”, (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. We adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have an impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Retroactive adjustment of all prior-period earnings per share computations is necessary to reflect the provisions of this FSP, which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB 28-1”) which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not believe the adoption of FSP FAS 157-4 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We do not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of March 31, 2009 consisted of $14.1 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of March 31, 2009, the market value of our $14.1 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $11.0 million.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. As of March 31, 2009 there were no investments with unrealized losses.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes one revised risk factor (“Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share”), as well as updates to various risk factors in general.

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

We have incurred losses since inception, except for 2007 and 2008, both years in which we had non-recurring transactions which resulted in net income. We generated net income of $24.8 million in 2008 as a result of the sale of belinostat to TopoTarget and gains on the extinguishment of our convertible subordinated debt, and we also generated net income of $25.4 million in 2007 principally resulting from the sale of our former majority-owned subsidiary 454 Life Sciences Corporation, or 454. We incurred a net loss of $59.8 million in 2006. As of March 31, 2009, we had an accumulated deficit of $464.3 million. We expect to continue to incur operating losses for the foreseeable future. We anticipate incurring additional losses related to investments in CR011-vcMMAE and do not expect to have a meaningful source of recurring revenue in the near future.

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

We currently rely on a limited number of manufacturers for the clinical supplies of our antibody, and ADC drug candidates and do not currently have contractual relationships for redundant supply or a second source for any of these drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot assure that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

Any products being developed by our collaborative partners will require additional research and development, extensive preclinical studies and clinical trials, and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaborative partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaborative partners may need to address a number of technical challenges successfully in order to complete development of our drug candidates. Moreover, these drug candidates may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

As of March 31, 2009, we had total outstanding convertible debt of $14.1 million which is due in February 2011; and for the year ended December 31, 2008, we had earnings available to cover fixed charges of $25.1 million due primarily to our sale of belinostat to TopoTarget, which was a one time non-recurring event. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of March 31, 2009, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

Year	Aggregate Interest
2009	$0.3
2010	0.6
2011	0.3

Total	$1.2

Our leverage could have significant negative consequences for our future operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the quarter ended March 31, 2009 the sales price of our stock ranged from a high of $0.95 per share to a low of $0.47 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

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

In September 2008, we received a letter from The NASDAQ Stock Market LLC advising us that the closing bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 5450(a)(1). Pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until March 23, 2009, to regain compliance with the minimum bid price requirement.

In October 2008, we received a letter from NASDAQ informing us that NASDAQ had temporarily suspended enforcement of the minimum bid price requirement due to conditions in U.S. and world financial markets, and in December 2008, we received an additional letter from NASDAQ indicating that the suspension period had been extended, with enforcement of the requirement scheduled to resume on April 20, 2009.

In March 2009, we received a letter from NASDAQ stating that NASDAQ has further extended the suspension of the minimum bid price requirement and that the enforcement of this requirement is now scheduled to resume on July 20, 2009. This letter further stated that prior to the resumption of enforcement, NASDAQ will send an additional letter to inform us of the number of calendar days remaining in our compliance period and the specific date by which we need to regain compliance. The letter we received in October 2008 stated that we had 158 calendar days remaining in our compliance period. With the enforcement of the rules scheduled to resume on July 20, 2009 and assuming a 158 calendar day compliance period, we would have until December 25, 2009 to regain compliance with the minimum bid price requirement.

We can regain compliance with the minimum bid price requirement, either during the suspension period or during the compliance period resuming after the suspension period, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days. If we do not regain compliance with the requirement by the required date, we can apply to list our common stock on the NASDAQ Capital Market and NASDAQ will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in the NASDAQ Marketplace Rule, other than the minimum bid price requirement. If we meet the NASDAQ Capital Market initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar days to come into compliance with the requirement. If we do not meet the initial listing criteria, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we would be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel.

We will seek to regain compliance with the minimum bid price requirement by the required date, and are considering alternatives to address compliance with the continued listing standards of the NASDAQ Global Market, but it is possible that we will be unable to meet these standards despite our efforts, and that our stock could be delisted from the NASDAQ Global Market as a result.

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

We may from time to time seek to repurchase or refinance all or a portion of our outstanding $14.1 million 4% convertible debentures that mature on February 15, 2011. Any repurchases might occur through cash purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction, individually or in the aggregate, may be material and could adversely affect our liquidity and ability to fund ongoing operations.

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

Item 6.	Exhibits

Exhibit 10.1	Non-Employee Director Compensation Summary

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2009	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
Chief Executive Officer and President
(Principal Executive Officer of the Registrant)

Dated: May 7, 2009	By:	/s/ Sean A. Cassidy
Sean A. Cassidy
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer of the Registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

Exhibit 10.1	Non-Employee Director Compensation Summary

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002