Form 10-K/A
period 2008-12-31
CURAGEN CORP
filed 2009-06-19
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

The number of shares outstanding of the registrant’s common stock as of June 16, 2009 was 57,205,231.

EXPLANATORY NOTE

CuraGen Corporation (“CuraGen”, the “Company”, “we” or “us”) is filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) for the sole purpose of adding the conformed signature of Deloitte & Touche LLP to the “Report of Independent Registered Public Accounting Firm,” which was inadvertently not included within our Form 10-K. At the time of the March 10, 2009 filing of the Form 10-K with the Securities and Exchange Commission, CuraGen was in possession of manually-signed copies of the audit opinion, but the signature in typed form was inadvertently omitted from the electronic version. The sole purpose of this amendment is to file the “Report of Independent Registered Public Accounting Firm” which includes the signature in typed form. For convenience and ease of reference, this amendment sets forth “Item 8—Financial Statements and Supplementary Data” from the Form 10-K in its entirety with the applicable change. Because this amendment only incorporates the signature in typed form of Deloitte & Touche LLP on the “Report of Independent Registered Public Accounting Firm,” the date of such report remains as originally filed.

No revisions have been made to our financial statements or any other disclosures contained in the Form 10-K. This amendment does not reflect any events that may have occurred subsequent to the original filing of the Form 10-K. All other information not affected by this amendment remains unchanged and reflects the disclosure made at the time of the filing of the original filing of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Item 8.	Financial Statements and Supplementary Data

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

Hartford, CT
March 9, 2009

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

Dated: June 19, 2009	CURAGEN CORPORATION

	By:	/S/ SEAN A. CASSIDY
Sean A. Cassidy
Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K/A
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated March 28, 2007, by and among 454 Life Sciences Corporation, Roche Holdings, Inc. and 13 Acquisitions, Inc.	8-K (000-23223)	4-2-2007	99.1

Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant	S-1/A (333-38051)	3-13-1998	3.3

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant	10-Q (000-23223)	8-12-2003	3.2

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-K (000-23223)	3-26-2003	3.3

3.4	Amended and Restated By-Laws of the Registrant	10-Q (000-23223)	11-4-2005	4.1

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-38051)	3-13-1998	4.2

4.2	Indenture, dated February 17, 2004 between the Registrant and The Bank of New York, as trustee	10-K (000-23223)	3-11-2004	4.5

4.3	Stockholder Rights Agreement, dated March 27, 2002, by and between the Registrant and American Stock Transfer and Trust Company	10-K (000-23223)	4-1-2002	4.4

Material Contracts—Equity Compensation Plans and Related Agreements

10.1#	1997 Employee, Director and Consultant Stock Plan of the Registrant, as amended and restated through January 26, 2005	8-K (000-23223)	2-7-2005	99.2

10.2#	2007 Stock Incentive Plan of the Registrant as amended and restated through May 21, 2008	10-Q (000-23223)	8-7-2008	10.1

10.3#	Form of Non-Qualified Stock Option Agreement (Pre May 3, 2006) (Standard) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.3

10.4#	Form of Non-Qualified Stock Option Agreement (Pre May 3, 2006) (Director & Officer) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.4

10.5#	Form of Non-Qualified Stock Option Agreement (Effective May 3, 2006) (Standard) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	10-Q (000-23223)	8-9-2006	10.5

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K/A
10.6#	Form of Non-Qualified Stock Option Agreement (Effective May 3, 2006) (Director & Officer) under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	10-Q (000-23223)	8-9-2006	10.6

10.7#	Form of Nonstatutory Stock Option Agreement (Effective May 2, 2007) (Standard) under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.2

10.8#	Form of Nonstatutory Stock Option Agreement (Effective January 24, 2008) under the 2007 Stock Incentive Plan of the Registrant	10-K (000-23223)	3-13-2008	10.9

10.9#	Nonstatutory Stock Option Agreement, dated September 25, 2007, under the 2007 Stock Incentive Plan of the Registrant between the Registrant and Timothy M. Shannon, M.D.	10-Q (000-23223)	11-9-2007	10.3

10.10#	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.5

10.11#	Form of Incentive Stock Option Agreement (Effective May 2, 2007) under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.3

10.12#	Form of Restricted Stock Agreement under the 1997 Employee, Director and Consultant Stock Plan of the Registrant	8-K (000-23223)	2-7-2005	99.6

10.13#	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan of the Registrant	10-Q (000-23223)	8-9-2007	10.3

10.14#	Executive Incentive Plan of the Registrant	8-K (000-23223)	2-7-2005	99.1

10.15#	Revised Board of Directors Compensation Policy of the Registrant, approved March 29, 2006	10-Q (000-23223)	5-10-2006	10.6

10.16#	Executive Officer Compensation Summary	10-K (000-23223)	3-10-2009	10.16

10.17#	Non-Employee Director Compensation Summary	10-K (000-23223)	3-10-2009	10.16

Material Contracts—Stock Purchase, Registration Rights and Underwriting Agreements

10.18	Purchase Agreement, dated February 10, 2004, between the Registrant and Bear, Stearns & Co., Inc.	10-K (000-23223)	3-11-2004	10.30

10.19	Registration Rights Agreement, dated February 17, 2004 among the Registrant and Bear, Stearns & Co. Inc., as the initial purchaser	10-K (000-23223)	3-11-2004	10.31

10.20	Underwriting Agreement, dated August 9, 2005, by and between the Registrant and Bear, Stearns & Co., Inc.	8-K (000-23223)	8-10-2005	1.1

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K/A
10.21	Stock Purchase Agreement, dated January 12, 2001, by and between Bayer AG and the Registrant	10-K (000-23223)	3-28-2001	10.26

10.22#	Indemnity Agreement, dated August 1, 2007, between 454 Life Sciences Corporation and the Registrant	10-Q (000-23223)	11-9-2007	10.5

Material Contracts—Leases

10.23#	Assignment and Assumption of Lease with Landlord’s Consent and Release, dated August 1, 2007, between ZFI Group, LLC, 454 Life Sciences Corporation and the Registrant	10-Q (000-23223)	11-9-2007	10.4

Material Contracts—Collaboration, Supply, License, Distribution Agreements

10.24†	Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-K (000-23223)	3-28-2001	10.24

10.25†	Amendment, dated November 11, 2005, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-K (000-23223)	3-14-2006	10.30

10.26†	Amendment, dated May 30, 2006, to Metabolic Disorder Collaboration Agreement, dated January 12, 2001, by and between Bayer Corporation and the Registrant	10-Q (000-23223)	8-9-2006	10.1

10.27†	Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG	10-K (000-23223)	3-28-2001	10.25

10.28†	Amendment dated December 19, 2003 to Pharmacogenomics Agreement, dated January 12, 2001, by and between the Registrant and Bayer AG	10-K (000-23223)	3-11-2004	10.12

10.29†	Second Restated Collaboration Agreement, dated April 12, 2004 and amended October 19, 2004, between Abgenix, Inc. and the Registrant	10-Q (000-23223)	8-6-2004	10.1

10.30†	License and Collaboration Agreement, dated as of June 3, 2004, between TopoTarget A/S and the Registrant	10-Q (000-23223)	8-6-2004	10.2

10.31†	Collaboration Agreement, dated June 18, 2004, between Seattle Genetics, Inc. and the Registrant	10-K (000-23223)	3-14-2006	10.38

10.32†	Transfer and Termination Agreement, dated as of April 21, 2008 by and between TopoTarget A/S and CuraGen Corporation	8-K (000-23223)	4-24-2008	10.1

Material Contracts—Employment Agreements

10.33#	Employment Agreement, dated September 1, 2006, between the Registrant and Paul M. Finigan	8-K (000-23223)	9-8-2006	99.2

		Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K/A
10.34#	Amendment, dated January 24, 2007, to Employment Agreement dated September 1, 2006 between the Registrant and Paul M. Finigan	10-Q (000-23223)	5-9-2007	10.2

10.35#	Amendment, dated March 5, 2009, to Employment Agreement dated September 1, 2006 between the Registrant and Paul M. Finigan	10-K (000-23223)	3-10-2009	10.35

10.36#	Amended and Restated Employment Agreement, dated September 19, 2007, between the Registrant and Timothy M. Shannon, M.D.	10-Q (000-23223)	11-9-2007	10.2

10.37#	Amendment, dated March 5, 2009, to Amended and Restated Employment Agreement dated September 19, 2007 between the Registrant and Timothy M. Shannon, M.D.	10-K (000-23223)	3-10-2009	10.37

10.38#	Amended and Restated Employment Agreement, dated September 1, 2006, between the Registrant and David M. Wurzer	8-K (000-23223)	9-8-2006	99.5

10.39#	Amendment, dated January 24, 2007, to Amended and Restated Employment Agreement dated September 1, 2006 between the Registrant and David M. Wurzer	10-Q (000-23223)	5-9-2007	10.5

10.40#	Amendment, dated December 17, 2007, to Amended and Restated Employment Agreement, dated September 1, 2006, as amended, between the Registrant and David M. Wurzer	10-K (000-23223)	3-13-2008	10.49

10.41#	Employment Agreement, dated December 14, 2007, between the Registrant and Sean A. Cassidy	10-K (000-23223)	3-13-2008	10.50

10.42#	Amendment, dated March 5, 2009, to Employment Agreement, dated December 14, 2007, between the Registrant and Sean A. Cassidy	10-K (000-23223)	3-10-2009	10.42

Additional Exhibits

12.1	Ratio of Earnings to Fixed Charges	10-K (000-23223)	3-10-2009	12.1

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Registrant, dated November 12, 2003	10-K (000-23223)	3-11-2004	14.1

14.2	Corporate Code of Conduct of the Registrant, dated March 1, 2004	10-K (000-23223)	3-11-2004	14.2

21.1	Subsidiaries of the Registrant	10-K (000-23223)	3-10-2009	21.1

23.1	Consent of Deloitte & Touche LLP	10-K (000-23223)	3-10-2009	23.1

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

Incorporated by Reference to
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.	Filed with this 10-K/A
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested or granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.