Form 10-Q
period 2009-06-30
CURAGEN CORP
filed 2009-08-05
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 57,205,231.

CURAGEN CORPORATION

FORM 10-Q

CURAGEN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$56,738	$19,103
Short-term investments	6,016	30,332
Marketable securities	13,286	38,229

Cash and investments	76,040	87,664
Income taxes receivable	122	283
Other current assets	446	211

Total current assets	76,608	88,158

Property and equipment, net	58	102
Other assets, net	200	286

Total assets	$76,866	$88,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189	$239
Accrued expenses	1,947	1,610
Accrued payroll and related items	400	660
Interest payable	180	253
Other current liabilities	139	1,352

Total current liabilities	2,855	4,114

Convertible subordinated debt	14,142	18,967

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,205,231 shares at June 30, 2009, and 57,118,186 shares at December 31, 2008	572	571
Additional paid-in capital	527,982	527,294
Accumulated other comprehensive income	305	393
Accumulated deficit	(468,990)	(462,793)

Total stockholders’ equity	59,869	65,465

Total liabilities and stockholders’ equity	$76,866	$88,546

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenue	$—	$1,152	$—	$1,174

Operating expenses:
Research and development	1,815	3,635	3,497	9,006
General and administrative	2,925	1,443	4,830	3,159

Total operating expenses	4,740	5,078	8,327	12,165

Gain on sale of intangible asset	—	36,397	—	36,397

(Loss) income from operations	(4,740)	32,471	(8,327)	25,406
Interest income, net	224	824	679	1,899
Interest expense	(159)	(451)	(334)	(1,248)
Realized (loss) gain on sale of available-for-sale investments, net	(1)	(165)	83	(169)
Gain on extinguishment of debt	—	6,991	962	6,991

(Loss) income before income taxes	(4,676)	39,670	(6,937)	32,879
Income tax benefit (provision)	16	(412)	740	(394)

Net (loss) income	$(4,660)	$39,258	$(6,197)	$32,485

Basic (loss) income per share	$(0.08)	$0.68	$(0.11)	$0.56
Diluted (loss) income per share	$(0.08)	$0.64	$(0.11)	$0.53

Weighted average number of shares used in computing:
Basic (loss) income per share	57,051	56,736	57,027	56,629

Diluted (loss) income per share	57,051	61,148	57,027	62,443

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,197)	$32,485
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred revenue	—	(1,174)
Depreciation and amortization	76	290
Stock-based compensation	666	1,102
Stock-based 401(k) plan employer match	16	122
Non-cash interest income	(82)	60
Non-cash interest income - Restricted cash	—	(206)
Realized (gain) loss on available for sale investments	(83)	169
Gain on extinguishment of debt	(962)	(6,991)
Gain on sale of intangible asset	—	(36,397)
Changes in assets and liabilities:
Accrued interest receivable	296	275
Other current assets	(74)	1,832
Other assets	—	(51)
Accounts payable	(50)	(50)
Accrued expenses	336	91
Accrued payroll and related items	(259)	(1,034)
Interest payable	(73)	(795)
Other current liabilities	(1,213)	(2,833)

Net cash used in operating activities	(7,603)	(13,105)

Cash flows from investing activities:
Proceeds from sale of fixed assets	2	80
Purchases of short-term investments	—	(9,430)
Proceeds from sales of short-term investments	3,250	6,896
Proceeds from maturities of short-term investments	21,000	7,000
Purchases of marketable securities	(2,030)	—
Proceeds from sales of marketable securities	14,316	15,467
Proceeds from maturities of marketable securities	12,505	14,800
Net proceeds from sale of intangible asset	—	24,583

Net cash provided by investing activities	49,043	59,396

Cash flows from financing activities:
Proceeds from exercise of stock options	7	—
Payment for extinguishment of debt	(3,812)	(43,247)

Net cash used in financing activities	(3,805)	(43,247)

Net increase in cash and cash equivalents	37,635	3,044
Cash and cash equivalents, beginning of period	19,103	16,730

Cash and cash equivalents, end of period	$56,738	$19,774

Supplemental cash flow information:
Interest paid	$372	$1,896

Income tax benefit payments received	$214	$247

Supplemental schedule of noncash investing transactions:
Fair value of marketable security acquired	$—	$11,814

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Business Overview

On May 29, 2009, the Company announced that it entered into an Agreement and Plan of Merger dated as of May 28, 2009 (the “Merger Agreement”) by and among Celldex Therapeutics, Inc. (“Celldex”), CuraGen Corporation (“CuraGen”), and Cottrell Merger Sub, Inc., a wholly-owned subsidiary of Celldex (the “Merger Sub”). The Merger Agreement has been approved by the Boards of Directors of Celldex and CuraGen and is subject to customary closing conditions, including stockholder approvals. The transaction is expected to be completed in the third quarter of 2009. Please refer to Note 8 for a more detailed description of the proposed merger and the Merger Agreement.

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

CuraGen has evaluated all subsequent events through August 5, 2009, the date of filing of this Form 10-Q.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. All dollar amounts herein are shown in thousands, except par value and per share data.

2.	Stock-Based Compensation

During the three and six months ended June 30, 2009 and 2008, the Company recognized compensation expense in total operating expenses on the condensed statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Compensation expense with respect to employee stock options	$195	$279	$461	$554
Compensation expense with respect to restricted stock grants	$71	$207	$204	$554

The fair value of options granted during the three months ended June 30, 2009 and 2008 were estimated as of the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,
	2009	2008
Expected stock price volatility	72%	68%
Risk-free interest rate	2.84%	4.14%
Expected option term in years	6.25	6.25
Expected dividend yield	0%	0%

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the three and six months ended June 30, 2009 and 2008 were as follows:

Three Months Ended June 30,
2009	2008
$0.66	$0.72

Six Months Ended June 30,
2009	2008
$0.44	$0.47

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

A summary of the stock option activity under the 2007 Stock Plan, as of June 30, 2009, and changes during the three months ended June 30, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2009	3,639,465	$0.86	9.17	$636
Granted	4,167	1.00	—	2
Exercised	(10,000)	0.69	—	7

Outstanding June 30, 2009	3,633,632	0.86	8.94	2,254

Exercisable June 30, 2009	1,055,340	1.06	8.47	529

The total intrinsic value of stock options exercised under the 2007 Stock Plan during the three months ended June 30, 2009 was $7. There were no options exercised under the 2007 Stock Plan during the three months ended June 30, 2008.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of June 30, 2009, and changes during the three months ended June 30, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding April 1, 2009	1,523,348	$5.68	5.12	—
Canceled or lapsed	(67,919)	3.85	—	—

Outstanding June 30, 2009	1,455,429	5.77	5.10	—

Exercisable June 30, 2009	1,311,388	5.96	4.98	—

There were no options exercised under the 1997 Stock Plan during the three months ended June 30, 2009 and 2008.

In accordance with the terms of the Merger Agreement with Celldex (see Note 8), all unvested options under the 1997 Stock Plan will immediately vest and become fully exercisable for a specified period of time prior to the consummation of the merger, and will terminate if they are not exercised during that period. The acceleration of all unvested options under the 1997 Stock Plan is subject to approval by the CuraGen Compensation Committee. As of June 30, 2009, total unrecognized compensation expense related to unvested stock option grants under the 1997 Stock Plan is $250. All options under the 2007 Stock Plan will be assumed by Celldex pursuant to the merger, as further discussed in Note 8 below.

As of June 30, 2009 there was $1,368 of total unrecognized compensation expense related to unvested stock option grants under the 1997 Stock Plan and 2007 Stock Plan, and this expense is expected to be recognized over a weighted-average period of 1.35 years. However, this weighted-average period could be accelerated pursuant to the discussion above regarding the immediate vesting and specified exercise period for unvested options under the 1997 Stock Plan.

A summary of all restricted stock activity under the 2007 Stock Plan as of June 30, 2009, and changes during the three months ended June 30, 2009, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding April 1, 2009	75,000	$1.17
Restrictions lapsed	(37,500)	1.66

Outstanding June 30, 2009	37,500	0.68

The total intrinsic value of restricted shares vested under the 2007 Stock Plan during the three months ended June 30, 2009 and 2008 was $54 and $36, respectively.

There was no restricted stock activity under the 1997 Stock Plan during the three months ended June 30, 2009. As of June 30, 2009, there were 75,000 restricted shares outstanding under the 1997 Stock Plan.

3.	(Loss) Income Per Share

The Company adopted FASB Staff Position (“FSP”) FSP-EITF No. 03-6-1 on January 1, 2009. The adoption of FSP-EITF No. 03-6-1 impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock, which has the right to share in dividends, if declared, equally with common shareholders as participating securities. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. In accordance with FSP-EITF No. 03-6-1, prior period basic and diluted shares outstanding, as well as per share amounts presented below, have been adjusted retroactively.

For the three and six months ended June 30, 2008, potentially dilutive securities representing 1,449,400 shares of common stock related to unvested stock options were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Due to the net loss for the period ended June 30, 2009, anti-dilutive potential common shares, consisting of convertible subordinated debt and outstanding stock options, were 6,549,122 as of June 30, 2009.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Basic:
Numerator:
Net (loss) income	$(4,660)	$39,258	$(6,197)	$32,485
Net income associated with participating securities	—	550	—	586

Basic net (loss) income	$(4,660)	$38,708	$(6,197)	$31,899

Denominator:
Weighted average common shares	57,051,427	56,735,950	57,026,680	56,628,688

Net (loss) income per share - basic	$(0.08)	$0.68	$(0.11)	$0.56

Diluted:
Numerator:
Net (loss) income	$(4,660)	$39,258	$(6,197)	$32,485
Interest expense	—	437	—	1,222
Net income associated with participating securities	—	(517)	—	(552)

Net (loss) income	$(4,660)	$39,178	$(6,197)	$33,155

Denominator:
Weighted average common shares	57,051,427	56,735,950	57,026,680	56,628,688
Weighted average effect of dilutive securities:
Convertible subordinated notes	—	4,411,679	—	5,813,663

Diluted weighted average common shares	57,051,427	61,147,629	57,026,680	62,442,351

Net (loss) income per share - diluted	$(0.08)	$0.64	$(0.11)	$0.53

4.	Restructuring Charge

During 2008, in connection with a reduction in work force of eight employees in December 2008, the Company recorded a restructuring charge of $529 which consisted of employee separation costs, payable in cash during the first half of 2009. The reserve had been classified within other current liabilities as of December 31, 2008.

The following table sets forth the cash payments and the balance of the restructuring reserve as of and for the six months ended June 30, 2009:

Reserve at December 31, 2008	Cash Payments in 2009	Change in Reserve 2009	Reserve at June 30, 2009
$523	$510	$13	$—

5.	Investments

The following tables show the amortized cost, gross unrealized gains and losses and estimated fair value for available-for-sale securities as of December 31, 2008 and June 30, 2009 based on published closing prices by major security type (in thousands).

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency bonds	$26,951	$239	$—	$27,190
Agency mortgage backed securities	8,252	163	—	8,415
Corporate and municipal bonds	11,921	81	166	11,836
US Treasury notes	9,076	71	—	9,147
Commercial paper and certificates of deposit	4,007	5	—	4,012
Asset backed securities	7,961	—	—	7,961

Total	$68,168	$559	$166	$68,561

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency bonds	$10,022	$76	$—	$10,098
Agency mortgage backed securities	6,933	240	—	7,173
Corporate bond	2,042	—	11	2,031

Total	$18,997	$316	$11	$19,302

The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities. Total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(4,660)	$39,258	$(6,197)	$32,485

Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	(54)	(93)	(171)	342
Reclassification adjustment for (losses) gains included in net (loss) income	(1)	(165)	83	(169)

Net unrealized (loss) gain on securities	(55)	(258)	(88)	173

Total comprehensive (loss) income	$(4,715)	$39,000	$(6,285)	$32,658

The Company reviews its investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. As of June 30, 2009 there was one security with an unrealized loss of $11 which was deemed to be temporary. All other securities had unrealized gains. During the first quarter of 2009, the Company sold all of the asset-backed securities and corporate and municipal bonds in its investment portfolio.

All of the securities in the Company’s investment portfolio are priced by the Company’s investment manager. On a quarterly basis, the Company obtains a second price for each security to compare to the price obtained from the Company’s investment manager. As of June 30, 2009, there were no material variances in the prices obtained from these two sources and as such the Company has used the pricing provided by the Company’s investment manager.

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of June 30, 2009.

Fair Value Measurements on a Recurring Basis as of June 30, 2009

Assets	Level I	Level II	Level III	Total
Cash equivalents	$56,238	$—	$—	$56,238
Short-term investments	—	6,016	—	6,016
Marketable securities	—	13,286	—	13,286

Total Investments	$56,238	$19,302	$—	$75,540

Level I securities in the Company’s portfolio consist primarily of Money Market accounts. Level II securities in the Company’s portfolio primarily consist of Federal government agency sponsored securities.

6.	Extinguishment of Debt

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

As of June 30, 2009, the market value of the Company’s $14,142 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $11,400.

In July 2009, the Company repurchased $1,639 of its 4% convertible subordinated debentures due February 2011, for total consideration of $1,393, plus accrued interest of $29 at the date of repurchase. As a result of the transactions, in the third quarter of 2009 the Company will record a gain of $232 which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

7.	Recently Enacted Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have any impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB28-1”) which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”) which provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. See Note 1 for disclosure related to the Company’s evaluation of subsequent events.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting prinicples (“GAAP”) in the United States (the GAAP hierarchy). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

8.	Merger Agreement with Celldex

Under the terms of the Merger Agreement, each share of CuraGen Common Stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), including shares of restricted stock, shall be converted into the right to receive a number of shares of Celldex’s common stock, par value $0.01 (“Celldex Common Stock”), calculated pursuant to an exchange ratio described in the Merger Agreement (the “Exchange Ratio”). The aggregate purchase price payable in the Merger, which is initially set at $94,500, is subject to adjustment based, in part, on CuraGen’s net cash position as of the Closing. The purchase price will be adjusted upward if CuraGen’s Cash at Closing Amount (as defined in the Merger Agreement) exceeds $54,500 by $1.30 for each $1.00 of excess until the aggregate purchase price reaches $97,500, and thereafter by $1.00 for each $1.00 of excess up to a maximum aggregate purchase price of $100,000. The purchase price will be adjusted downward if CuraGen’s Cash at Closing Amount is less than $54,500 by $1.00 for each $1.00 of the shortfall. Due primarily to the agreement in principle to settle the Capps and Smith actions (see Note 9) and the monthly defense costs of litigating these actions, CuraGen currently expects that its Cash at Closing Amount will be between $53,500 and $54,000, resulting in an aggregate purchase price of between $93,500 and $94,000. However, the actual Cash at Closing Amount may be lower or higher due to a number of factors.

Notwithstanding the foregoing, the aggregate number of shares of Celldex Common Stock issuable pursuant to the Merger (including shares issuable upon exercise of CuraGen options with an exercise price of $1.67 per share or less assumed by Celldex in the Merger) shall in no event exceed 58.0% or fall beneath 32.5% of the sum of total number of shares of Celldex Common Stock outstanding immediately after the Effective Time (which number includes the shares of CuraGen Common Stock outstanding immediately prior to the Effective Time that are converted into shares of Celldex common stock in the Merger) plus the maximum number of shares of Celldex Common Stock issuable upon exercise of CuraGen options with an exercise price of $1.67 or less assumed by Celldex in the Merger).

Under the terms of the Merger Agreement, Celldex shall, at the Effective Time, assume all CuraGen stock options that were issued under CuraGen’s 2007 Stock Plan. These options will be converted into options to acquire a number of shares of Celldex Common Stock determined by multiplying the number of shares of CuraGen Common Stock subject to such options immediately prior to the Effective Time by the Exchange Ratio, at an exercise price per share determined by dividing the exercise price per share of CuraGen Common Stock at which such options were exercisable immediately prior to the Effective Time by the Exchange Ratio. Celldex shall not assume any of CuraGen’s stock options that were issued under CuraGen’s 1997 Stock Plan, which stock options will, to the extent not yet vested, fully vest and be exercisable for a specified period of time prior to the Effective Time, and will terminate and be of no further force and effect upon consummation of the Merger if not exercised prior to that time.

Further, the Merger Agreement provides for Celldex to assume CuraGen’s obligations in respect of CuraGen’s 4.0% Convertible Subordinated Notes due February 15, 2011 through execution and delivery of a supplemental indenture as of the closing.

CuraGen may be required to pay Celldex a termination fee of $3,500 if the Merger Agreement is terminated under certain circumstances, all as described in the Merger Agreement.

On May 28, 2009, prior to the execution of the Merger Agreement, CuraGen’s Board of Directors approved an amendment (the “Rights Amendment”) to the Stockholder Rights Agreement (the “Rights Agreement”) dated as of March 27, 2002 between CuraGen and American Stock Transfer & Trust Company, LLC as rights agent, which Rights Amendment renders the Rights Agreement inapplicable to the Merger.

9.	Commitments and Contingencies

Following the announcement of the proposed acquisition by Celldex of CuraGen, on June 9, 2009, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven. On June 15, 2009, a second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware.

Both lawsuits purport to be brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its directors, Celldex, and Cottrell Merger Sub as defendants. The complaints allege, among other things, that the merger consideration to be paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints allege that CuraGen’s directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaints also allege that CuraGen and Celldex aided and abetted the alleged breach of fiduciary duties by CuraGen’s directors. The plaintiffs in both lawsuits also have sought to add claims that CuraGen’s directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy concerning the merger. The complaints seek, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescission of the merger.

On July 21, 2009, the parties reached an agreement in principle, expressed in a memorandum of understanding, to settle the Capps and Smith actions. Pursuant to the terms of the memorandum, the Company agreed to make certain additional disclosures in the final proxy statement concerning the Celldex-CuraGen merger and, if approved by the court, a payment of $300 for the stockholder plaintiffs’ attorney fees and expenses. The settlement is subject to documentation and court approval.

In accordance with FAS 5, “Accounting for Contingencies”, as of June 30, 2009 we have accrued $300 for a payment to plaintiffs’ counsel of attorney fees and expenses, if approved by the court.

10.	Seattle Genetics, Inc. Collaboration Agreement

In June 2004, CuraGen and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary antibody-drug conjugate (“ADC”) technology for use with the Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2,000 for access to the ADC technology for use in one of its proprietary antibody programs. In February 2005, the Company also exercised its option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1,000 payment. In June 2006, the Company paid a milestone payment for the enrollment of the first patient in the first Phase I clinical trial of CR011-vcMMAE for the treatment of metastatic melanoma. In April 2008, the Company paid a milestone payment for the initiation of a Phase II clinical trial of CR011-vcMMAE. Milestone payments under this collaboration agreement are payable upon the initiation of each phase of clinical trials and upon marketing approval. Under the terms of the agreement, total milestone payments from the initiation of clinical trials through marketing approval will be $14,000 for each antibody-drug conjugate. All milestones were fully expensed at the time of the achievement of the milestone, pursuant to CuraGen’s accounting policy for such fees.

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

Royalties or other revenue generated from commercial sales of products developed through the application of our technologies or expertise is not expected for several years, if at all. We expect that our revenue or income sources for at least the next several years may be limited to potential milestones and other potential payments related to partnering CR011-vcMMAE and interest income.

We expect to continue incurring expenses relating to our research and development efforts as we focus on clinical trials required for the development of CR011-vcMMAE. Conducting clinical trials is a lengthy, time-consuming and expensive process and we expect to incur continued losses over the next several years.

Significant Recent Developments

In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.3 million, reflecting an aggregate discount from the face value of such notes of approximately 15% and resulting in a $0.3 million gain.

On May 28, 2009, we entered a definitive agreement to be acquired by Celldex. Under the terms of the Merger Agreement, Celldex will acquire CuraGen in a tax-free stock-for-stock transaction, which values CuraGen at approximately $94.5 million, subject to certain adjustments and limitations described in the Merger Agreement, including a collar of between 32.5% and 58% of Celldex’s outstanding common stock following the transaction (counting for this purpose Celldex shares issuable upon the exercise of certain CuraGen stock options to be assumed by Celldex). The aggregate purchase price payable in the Merger, which is initially set at $94.5 million, is subject to adjustment based, in part, on CuraGen’s net cash position as of the Closing. The purchase price will be adjusted upward if CuraGen’s Cash at Closing Amount (as defined in the Merger Agreement) exceeds $54.5 million by $1.30 for each $1.00 of excess until the aggregate purchase price reaches $97.5 million, and thereafter by $1.00 for each $1.00 of excess up to a maximum aggregate purchase price of $100 million. The purchase price will be adjusted downward if CuraGen’s Cash at Closing Amount is less than $54.5 million by $1.00 for each $1.00 of the shortfall. CuraGen currently expects that its Cash at Closing Amount will be between $53.5 million and $54.0 million, resulting in an aggregate purchase price of between $93.5 million and $94.0 million, but the actual Cash at Closing Amount may be lower or higher due to a number of factors. The transaction, which is subject to the receipt of CuraGen and Celldex stockholder approvals and other customary closing conditions, is expected to be completed in the third quarter of 2009. Please refer to Note 8 to our Condensed Financial Statements included in this report on Form 10-Q for a more detailed description of the proposed merger and the Merger Agreement.

In February 2009, we announced our plan to undertake a review of strategic alternatives that could enhance shareholder value. These alternatives ranged from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. This strategic review process resulted in our entering into the Merger Agreement with Celldex.

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

CR011-vcMMAE Clinical Development Program

In June 2006 we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy. We are currently evaluating CR011-vcMMAE in clinical trials for the treatment of patients with advanced melanoma and for the treatment of patients with metastatic breast cancer, as further described in the table below.

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status
Metastatic melanoma	I/II	0.03 to 2.63 mg/kg every three weeks in Phase I; 1.88 mg/kg every three weeks in Phase II	June 2006	Enrollment completed.

		Weekly and two out of every three week regimens	Sept 2007	Enrollment ongoing.

Breast cancer	I/II	Every three weeks regimen	June 2008	Enrollment ongoing. Updated results anticipated in the second half of 2009.

Phase II Trial Results for the Treatment of Metastatic Melanoma Cancer

In June 2006, we initiated a Phase I/II open-label, multi-center, dose escalation study evaluating the safety, tolerability and pharmacokinetics of CR011-vcMMAE for patients with unresectable Stage III or Stage IV melanoma who have failed no more than one prior line of cytotoxic therapy.

During Phase I, doses of CR011-vcMMAE between 0.03 mg/kg to 2.63 mg/kg were evaluated and generally well tolerated, with rash and neutropenia emerging at higher doses. The maximum tolerated dose, or MTD, was determined to be 1.88 mg/kg administered intravenously (IV) once every three weeks.

On June 1, 2009, we announced the results from this ongoing study at the 2009 American Society of Clinical Oncology, or ASCO, Annual Meeting. As of April 17, 2009, 36 patients were treated in the Phase II portion of the study. Of the patients enrolled, 94% had Stage IV disease of which two-thirds were classified as M1c, the poorest risk group.

The study successfully met its primary activity endpoint, with 5 objective responses (1 unconfirmed) observed in 34 evaluable patients, and median duration of response of 5.3 months. The median overall progression-free survival, or PFS, was 4.4 months. Tumor shrinkage was observed in 58% of patients, and 20 patients had best response of stable disease. Dermatologic adverse events consisting of rash, alopecia, and pruritus were the most common toxicities in this study. Other adverse events included fatigue, diarrhea, musculoskeletal pain, anorexia and nausea. Grade 3 or 4 neutropenia was observed in 5 patients. The absence of rash in the first cycle of treatment predicted a worse PFS. Additionally, in a subset of patients with tumor biopsies, high levels of tumor expression of GPNMB appeared to correlate with favorable outcome.

We are also enrolling patients into the Phase I portion of the melanoma trial to evaluate more frequent dosing schedules of CR011-vcMMAE, including a weekly and a two out of every three-week regimen, to explore if more frequent administration can provide additional activity in patients with metastatic melanoma. Data from 28 patients were presented at ASCO. Thus far, a dose of 1.0 mg/kg given once every week has been identified as the MTD in a weekly schedule, and a dose of 1.5mg/kg is currently being explored in the two out of three week schedule. Although median duration of follow-up is only 6 weeks, objective responses have thus far been observed in 3 of 11 evaluable patients treated with weekly CR011-vcMMAE (1 confirmed) and 1 confirmed response in 8 evaluable patients treated with CR011-vcMMAE two out of every three weeks.

Phase II Trial Results for the Treatment of Breast Cancer

On June 25, 2008, we announced the initiation of patient dosing in an open-label, multi-center Phase II study of CR011-vcMMAE administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy. The study began with a bridging phase to confirm the MTD and has expanded into a Phase II open-label, multi-center study. Preliminary data were presented at ASCO on 18 evaluable patients treated at doses of 1.0 – 1.88mg/kg from the Phase I portion and the initial portion of the Phase II study. Selection for enrollment was not based on expression of GPNMB in patients’ tumors. The median number of prior chemotherapy regimens for metastatic disease was 4 (range 2-11). Triple negative disease (ER/PR/Her-2 negative) was present in 44% of patients. Partial responses were seen in 3 patients (1 confirmed), including a patient with triple negative disease. Fifty percent (50%) of patients showed tumor shrinkage. Toxicities were similar to those observed in previous studies with CR011-vcMMAE; the most common adverse events were rash, alopecia, and fatigue.

On June 17, 2009, we announced that the Phase II study of CR011-vcMMAE in breast cancer has met the efficacy criteria for advancement to the second stage of enrollment. Fifteen patients have now been enrolled in the Phase II portion of the study at a dose of 1.88mg/kg given once every three weeks. Two of the first four evaluable Phase II patients were progression-free at 12 weeks, therefore, as part of the Simon 2-Stage design, the Phase II trial will now advance to the second stage and enroll a total of approximately 25 patients.

We anticipate presenting updated results from this study during the second half of 2009.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to investment valuation, accrued expenses, and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth a comparison of the components of our net (loss)/income for the three months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Collaboration revenue	$—	$1.2	$(1.2)	(100)%
Research and development expenses	1.8	3.6	(1.8)	(50)%
General and administrative expenses	2.9	1.4	1.5	104%
Gain on sale of intangible asset	—	36.4	(36.4)	(100)%
Interest income	0.2	0.8	(0.6)	(75)%
Interest expense	0.2	0.5	(0.3)	(60)%

Realized loss on sale of available-for-sale investments, net	—	(0.2)	0.2	(100)%
Gain on extinguishment of debt	—	7.0	(7.0)	(100)%
Income tax benefit (provision)	—	(0.4)	0.4	(100)%

Net (loss) income	$(4.7)	$39.3

The following table sets forth a comparison of the components of our net (loss)/income for the six months ended June 30, 2009 and 2008 (in millions):

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Collaboration revenue	$—	$1.2	$(1.2)	(100)%
Research and development expenses	3.5	9.0	(5.5)	(61)%
General and administrative expenses	4.8	3.2	1.6	49%
Gain on sale of intangible asset	—	36.4	(36.4)	(100)%
Interest income	0.7	1.9	(1.2)	(63)%
Interest expense	0.3	1.2	(0.9)	(75)%
Realized gain (loss) on sale of available-for-sale investments, net	0.1	(0.2)	0.3	150%
Gain on extinguishment of debt	1.0	7.0	(6.0)	(86)%
Income tax benefit (provision)	0.7	(0.4)	1.1	275%

Net (loss) income	$(6.2)	$32.5

Collaboration revenue. The decrease in collaboration revenue for the three and six months ended June 30, 2009, as compared to the same periods in 2008 was due to the recognition of $1.2 million of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party. We do not expect any collaboration revenue in 2009.

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

Below is a summary that reconciles our total research and development expenses for the three and six month periods ended June 30, 2009 and 2008 by the major categories (in millions):

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Contractual and manufacturing costs	$0.7	$2.1	$(1.4)	(66)%
Salary and benefits	0.4	1.0	(0.6)	(60)%
License fee and milestone payments	0.1	—	0.1	*
Allocated facility costs	0.6	0.5	0.1	20%

Total research and development expenses	$1.8	$3.6

*	Based on prior year amounts, percentage change does not provide meaningful information.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Contractual and manufacturing costs	$1.6	$4.2	$(2.6)	(62)%
Salary and benefits	1.1	2.1	(1.0)	(48)%
License fee and milestone payments	0.1	1.6	(1.5)	(94)%
Allocated facility costs	0.7	1.1	(0.4)	(36)%

Total research and development expense	$3.5	$9.0

The decrease in our research and development expenses for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to the transfer agreement entered into in the second quarter 2008 with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, such that we would no longer incur additional clinical trial expenses. We also incurred a decrease in salary and benefits caused by a reduction in workforce in the fourth quarter 2008, and a decrease in allocated facility costs due to reducing our office space. We had a decrease in license fees and milestone payments for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due to milestone expenses incurred relating to our collaboration agreements with Amgen Fremont and Seattle Genetics for advancing CR011-vcMMAE to Phase II in the first quarter of 2008. We anticipate our research and development expenses for the remainder of 2009 will be consistent as compared to the first half of the year.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track research and development expenses associated with that potential clinical candidate. The following table shows the cumulative research and development expenses by category for our remaining active clinical program CR011-vcMMAE (in millions):

	Clinical Development Costs CR011-vcMMAE Metastatic melanoma/Breast cancer
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Salary and benefits	$0.4	$0.6
Contractual costs, milestones and manufacturing and allocated facility costs	1.2	0.7

Total direct costs	$1.6	$1.3

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Salary and benefits	$1.1	$1.0
Contractual costs, milestones and manufacturing and allocated facility costs	2.1	2.6

Total direct costs	$3.2	$3.6

Cumulative as of June 30, 2009
Since Commencement of Phase I
Salary and benefits	$5.2
Contractual costs, milestones and manufacturing and allocated facility costs	8.6

Total direct costs	$13.8

During the three and six month periods ended June 30, 2008 we had two active programs: CR011-vcMMAE and belinostat, and one inactive program, velafermin. On April 21, 2008, the Company sold the ownership and development rights of belinostat to TopoTarget and on October 11, 2007 the Company discontinued the development of velafermin, although, the Company continued to incur costs for velafermin related to protocol-specified safety monitoring during 2008. Cumulative expenses since the commencement of Phase I for belinostat were $48.2 million and for velafermin were $51.6 million as of December 31, 2008 and we do not expect to incur any additional costs with these programs in 2009. We expect that the research and development expenses incurred in connection with our development of CR011-vcMMAE in 2009 will have a slight increase in the second half of 2009 due to the manufacturing of CR011-vcMMAE.

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

General and administrative expenses. The increase in general and administrative expenses for the three and six months ended June 30, 2009, as compared to same period in 2008, was due to legal, audit and advisor fees incurred in conjunction with our Merger Agreement with Celldex announced in May 2009. We anticipate that general and administrative expenses during the second half of 2009 may materially vary from the first half of 2009, as we expect to incur additional transaction expenses related to the Celldex merger up to and through the closing of the merger.

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

Interest income, net. Interest income for the three and six months ended June 30, 2009, decreased as compared to the three months and six months ended June 30, 2008 due to a reduction in our cash and investment portfolio balance. Our lower cash and investment balance was due to the repurchase of $3.8 million of our 4% convertible subordinated debentures which occurred in February 2009 to retire $4.8 million of debt in addition to debt repurchases completed in the second quarter of 2008 and cash used for operations during the first quarter of 2009. We earned an average yield of 1.2% during the second quarter of 2009 as compared to 3.5% in the second quarter of 2008, and earned an average yield of 1.9% during the first six months of 2009 as compared to 3.6% during the same period in 2008. We anticipate interest income to decrease in 2009 due to lower cash and investment balances caused by the utilization of cash and investment balances in the normal course of operations which may include future repurchases of our 4% convertible subordinated debentures due February 2011, such as occurred in July 2009. We also expect the yields in our investment portfolio to decrease during the year as a result of lower short term interest rates and the mix of investments in our portfolio.

Interest expense. Interest expense for the three and six months ended June 30, 2009 decreased as compared to the three and six months ended June 30, 2008 primarily due to the repurchases of our 4% convertible subordinated debentures due February 2011. The repurchases consisted of $50.9 million in May 2008 and $4.8 million in February 2009. We expect interest expense, including interest paid to debt holders, as well as amortization of deferred financing costs, to approximate $0.6 million for the full year of 2009.

Realized (loss) gain on sale of available-for-sale investments, net. During the six months ended June 30, 2009 we realized a gain on the sale of available-for sale investments of $0.1 million. The gain was due to the sale in the first quarter of 2009 of our asset-backed securities and our corporate and municipal bonds.

Gain on extinguishment of debt. The gain on extinguishment of debt for the six months ended June 30, 2009 was due to the repurchase of $4.8 million of our 4% convertible subordinated debentures due February 2011, for $3.8 million plus accrued interest of $0.1 million in February 2009. We recorded a gain of approximately $1.0 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

Income tax benefit (provision). We recorded an income tax benefit of $0.7 million during the six months ended June 30, 2009 as a result of the expiration of the State of Connecticut statute of limitations, as it relates to the Year 2004 income tax benefit. Connecticut legislation allows companies to obtain cash refunds from the State of Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit. We expect the 2009 income tax benefit to be lower than 2008 due to anticipated lower research and development expenditures.

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

In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.3 million, reflecting an aggregate discount from the face value of such notes of approximately 15% and resulting in a $0.3 million gain.

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million reflecting an aggregate discount from the face value of such 2011 notes of approximately 21%, resulting in a gain of approximately $1.0 million.

Cash, restricted cash and investments. The following table depicts changes in the cash, restricted cash, and investments for the six month periods ended June 30, 2009 and 2008, using the direct method (in millions):

	Six months ended June 30,
	2009	2008
Cash paid to suppliers, employees and advisors	$(7.8)	$(10.1)
Restructuring charges paid	(0.5)	(2.8)
Interest income received	0.6	1.7
Interest expense paid	(0.4)	(1.9)
Income tax benefit received	0.2	(0.3)
Gain on sale of intangible asset	—	36.4
Cash paid for extinguishment of debt	(3.8)	(43.2)
Net unrealized (loss) gain on short-term investments and marketable securities	(0.1)	0.2
Net realized gain on short-term investments and marketable securities	0.1	—
Net decrease in cash, restricted cash and investments	(11.7)	(20.0)
Cash, restricted cash and investments, beginning of period	87.7	115.0

Cash, restricted cash and investments, end of period	$76.0	$95.0

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

Future Liquidity.

Proposed Merger with Celldex

We recently entered into a Merger Agreement with Celldex. The merger with Celldex is expected to close in the third quarter of 2009. Until the merger is consummated, we expect to use funds from our cash and investment balances and interest income for the development costs of CR011-vcMMAE, including contractual services related to clinical trials and manufacturing, salary and benefits, and license fees, as well as for transaction costs related to the merger. We may also use these funds to repurchase our outstanding 4% convertible debentures that mature on February 15, 2011, subject to certain restrictions contained in the Merger Agreement. Please refer to Note 8 to our Condensed Financial Statements included in this report on Form 10-Q for a more detailed description of the proposed merger and the Merger Agreement.

Future Liquidity in the Event the Proposed Merger with Celldex is Not Completed

In the event our proposed merger with Celldex is not completed, we expect to continue to fund our operations by a combination of the following sources: cash and investment balances; interest income; potential private equity offerings; debt financing or additional collaborations and licensing arrangements. We intend to use our cash and investment balances for the development costs of CR011-vcMMAE and also for other uses which could include strategic transactions. We do not anticipate any material capital expenditures in the near future. Accordingly, we foresee the following as uses of short term liquidity in the event the merger is not completed: contractual services related to clinical trials and manufacturing; salary and benefits; and license fees. We will also continue to evaluate potential acquisitions, including complementary businesses, technologies and products.

We will continue to evaluate options to repurchase or refinance all or a portion of our outstanding 4% convertible debentures that mature on February 15, 2011, subject to certain restrictions contained in the Merger Agreement. Repurchases might occur through cash purchases and/or exchange for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.3 million.

If the merger with Celldex is not completed, we may use sources of liquidity for working capital, general corporate purposes and potentially for future acquisitions of businesses, products or technologies. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount and extent of any acquisitions, our product development activities, our investments in technology and the amount of cash generated by our operations and may vary substantially from our estimates. Our failure to use sources of liquidity effectively could have a material adverse effect on our business, results of operations and financial condition.

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

While we will continue to explore alternative sources for financing our business activities in the event the merger with Celldex is not completed, including the possibility of private strategic-driven common stock offerings, we cannot be certain that in the future these sources of liquidity will be available when needed, particularly in light of the current economic environment, or that our actual cash requirements will not be greater than anticipated. In appropriate strategic situations, we may seek financing from other sources, including contributions by others to joint ventures and other collaborative or licensing arrangements for the development and testing of products under development. However, should we be unable to obtain future financing either through the methods described above or through other means, we may be unable to meet the critical objective of our long-term business plan, which is to successfully develop and market pharmaceutical products, and may be unable to continue operations. This result could cause our shareholders to lose all or a substantial portion of their investment.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations, along with future commitments related to all contracts that we are likely to continue, regardless of the fact that they are cancelable as of June 30, 2009.

Some of the amounts included in this table under purchase commitments are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, progress of our clinical programs and other factors. These amounts exclude items accrued for on the balance sheet.

	Payments Due Year ended December 31, (in millions)
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$14.1	$—	$—	$14.1	$—	$—	$—
Interest on convertible subordinated debt	1.2	0.3	0.6	0.3	—	—	—
Purchase commitments	2.5	2.0	0.5	—	—	—	—
Milestone payments	12.7	—	—	2.6	—	—	10.1

Total	$30.5	$2.3	$1.1	$17.0	$—	$—	$10.1

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For the purposes of this table, contractual obligations for the purchase of services are defined as agreements that support our external cost related to current clinical trials through completion. Our purchases are based on current operating needs and are fulfilled by vendors within short time periods. We have unrecognized tax benefits of $0.1 million at June 30, 2009. This amount is excluded from the table above.

In addition, we have committed to make potential future milestone payments to third parties based on the initiation of clinical trials and marketing approval of our products. The milestone payments for CR011-vcMMAE are reflected in the table above based on our current development plan.

Recently Enacted Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. We adopted FSP FAS 157-2 on January 1, 2009 and the adoption did not have an impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”). The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. Retroactive adjustment of all prior-period earnings per share computations is necessary to reflect the provisions of this FSP, which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”) which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In May 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) which provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. See Note 1 to our Condensed Financial Statements included in this report on Form 10-Q for disclosure related to our evaluation of subsequent events.

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”)

which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting prinicples (“GAAP”) in the United States (the GAAP hierarchy). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of June 30, 2009 consisted of $14.1 million of our 4% convertible subordinated notes due February 15, 2011. As the debentures and notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes. As of June 30, 2009, the market value of our $14.1 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $11.4 million.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. We believe that the individual unrealized loss as of June 30, 2009 represents only a temporary impairment, and no adjustment of carrying values is warranted at this time. We continue to monitor our investment portfolio on a regular basis for any other potential impairment.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Following the announcement of the proposed acquisition by Celldex of CuraGen, on June 9, 2009, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven.

On June 15, 2009, a second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware.

Both lawsuits purport to be brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its directors, Celldex, and Cottrell Merger Sub as defendants. The complaints allege, among other things, that the merger consideration to be paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints allege that CuraGen’s directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaints also allege that CuraGen and Celldex aided and abetted the alleged breach of fiduciary duties by CuraGen’s directors. The plaintiffs in both lawsuits also have sought to add claims that CuraGen’s directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy concerning the merger. The complaints seek, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescission of the merger.

On July 21, 2009, the parties reached an agreement in principle, expressed in a memorandum of understanding, to settle the Capps and Smith actions. Pursuant to the terms of the memorandum, the Company agreed to make certain additional disclosures in the final proxy statement concerning the Celldex-CuraGen merger and, if approved by the court, a payment of $0.3 million for the stockholder plaintiffs’ attorney fees and expenses. The settlement is subject to documentation and court approval.

Item 1A.	Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding the proposed merger with Celldex , results of operations, general and administrative expenses, research and development expenses, current and future development efforts, regulatory filings, clinical trial results and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.

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

The following discussion includes four new risk factors (“There can be no assurances that the pending merger between CuraGen and Celldex will be consummated. Failure to complete the merger could negatively impact the stock price and the future business and financial results of CuraGen”, “The aggregate purchase price payable to CuraGen stockholders in the merger is subject to adjustment based on CuraGen’s net cash at the closing of the merger, and therefore will be lower than expected if CuraGen’s net cash at the closing is lower than expected”, “CuraGen will be subject to business uncertainties and contractual restrictions while the merger is pending” and “We and Celldex may not achieve the benefits we expect from the merger, which may have a material adverse effect on the combined company’s business, financial, and operating results.”) and two deleted risk factors (“Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share” and “We currently have only one significant asset (other than cash), which is CR011. We are currently considering strategic alternatives ranging from selling or licensing CR011, to acquiring additional assets or business lines, to selling the company. As a result, the nature of our business could change significantly and our future is highly uncertain”), as well as updates to various risk factors in general.

Risks Related to Our Business

There can be no assurances that the pending merger between CuraGen and Celldex will be consummated. Failure to complete the merger could negatively impact the stock price and the future business and financial results of CuraGen.

On May 29, 2009, we announced that we entered into an Agreement and Plan of Merger dated as of May 28, 2009 by and among Celldex Therapeutics, Inc. (“Celldex”), us, and Cottrell Merger Sub, Inc., a wholly-owned subsidiary of Celldex. The Merger Agreement has been approved by the Boards of Directors of Celldex and CuraGen and is subject to customary closing conditions, including stockholder approvals.

If the stockholders of CuraGen and Celldex fail to approve the Merger Agreement, we will not be able to complete the merger. Additionally, if other closing conditions set forth in the Merger Agreement are not met, we will not be able to complete the merger. As a result, there can be no assurance that the merger will be completed in a timely manner or at all.

If the merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•	We may be required to pay Celldex a termination fee of $3.5 million if the Merger Agreement is terminated under certain circumstances, as described in the Merger Agreement;

•

We will be required to pay certain costs relating to the merger (such as legal, accounting and investment banking fees), whether or not the merger is completed, and we expect these costs to be significant;

•

The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a premium based on the assumption that the merger will be completed;

•

The fact that the merger was not completed may be viewed negatively by current and potential investors, partners and suppliers, which may cause a decline in the trading price of our common stock and harm our ability to enter into collaboration, manufacturing, supply and other agreements crucial to our business;

•

Matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to CuraGen.

We also could be subject to litigation related to any failure to complete the merger. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

The aggregate purchase price payable to CuraGen stockholders in the merger is subject to adjustment based on CuraGen’s net cash at the closing of the merger, and therefore will be lower than expected if CuraGen’s net cash at the closing is lower than expected.

The aggregate purchase price payable in the merger is initially set at $94.5 million, assuming that CuraGen’s Cash at Closing Amount (as defined in the Merger Agreement) is $54.5 million. The purchase price will be adjusted downward if CuraGen’s Cash at Closing Amount is less than $54.5 million by $1.00 for each $1.00 of the shortfall. Due primarily to the agreement in principle to settle the Capps and Smith actions (See Note 9 to our Condensed Financial Statements included in this report on Form 10-Q) and the monthly defense costs of litigating these actions, CuraGen currently expects that its Cash at Closing Amount will be between $53.5 and $54.0 million, resulting in an aggregate purchase price of between $93.5 million and $94.0 million. However the actual Cash at Closing Amount may be lower due to a number of factors, including the following:

•	A delay in the closing of the merger beyond the currently expected timeframe. The longer the delay in closing, the lower the Cash at Closing Amount will be, due to CuraGen’s ongoing operating costs;

•	Greater than anticipated severance payments to CuraGen employees;

•	Greater than anticipated advisor fees, including investment banking fees and expenses, attorney fees and expenses and auditor fees and expenses;

•

Greater than expected settlement costs and expenses, including attorney fees, associated with the shareholder class action lawsuits discussed in “Item 1 – Legal Proceedings” above, especially if the proposed settlement agreement is not approved by the court, or if there are any objections to the proposed settlement; and

•	Greater than expected Company operating costs

CuraGen will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on CuraGen. These uncertainties may impair CuraGen’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, partners and others who deal with CuraGen to seek to change existing business relationships with CuraGen. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Celldex. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Celldex, CuraGen’s business could be harmed. In addition, the Merger Agreement restricts CuraGen from making certain acquisitions and taking other specified actions until the merger occurs without the consent of Celldex. These restrictions may prevent CuraGen from pursuing attractive business opportunities that may arise prior to the completion of the merger.

We and Celldex may not achieve the benefits we expect from the merger, which may have a material adverse effect on the combined company’s business, financial, and operating results.

CuraGen and Celldex entered into the Merger Agreement with the expectation that the merger will result in benefits to the combined company. However, it is possible that the expected benefits will not be achieved for a number of reasons, including

•	Difficulties with integrating CuraGen’s operation and personnel with Celldex because of possible cultural conflicts and different opinions on scientific and regulatory matters; and

•

Diversion of the attention of Celldex management to the transition and integration process, which could result in delays in clinical trial programs and otherwise harm the combined company’s business, financial condition and operating results.

If the combined company is not successful in addressing these and other challenges, then the benefits of the merger may not be realized and, as a result, the combined company’s operating results and the market price of Celldex’s common stock may be adversely affected. In addition, any delay in completing the merger may reduce the benefits that we and Celldex expect to achieve if we successfully complete the merger within the currently expected timeframe.

We have a history of operating losses and expect to incur operating losses in the foreseeable future. We do not expect to have a meaningful source of recurring revenue in the near future.

We have incurred losses since inception, except for 2007 and 2008, both years in which we had non-recurring transactions which resulted in net income. We generated net income of $24.8 million in 2008 as a result of the sale of belinostat to TopoTarget and gains on the extinguishment of our convertible subordinated debt, and we also generated net income of $25.4 million in 2007 principally resulting from the sale of our former majority-owned subsidiary 454 Life Sciences Corporation, or 454. We incurred a net loss of $59.8 million in 2006. As of June 30, 2009, we had an accumulated deficit of $469.0 million. We expect to continue to incur operating losses for the foreseeable future. We anticipate incurring additional losses related to investments in CR011-vcMMAE and do not expect to have a meaningful source of recurring revenue in the near future.

We can not ensure that our existing cash and investment balances will be sufficient to meet our requirements for the future.

We believe that our existing cash and investment balances and other sources of liquidity will be sufficient to meet our requirements through 2011. We consider our operating expenditures to be crucial to our future success, and by continuing to make investments in CR011-vcMMAE, we believe that we are building value for our stockholders. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors which are difficult to predict. These factors include: the number, breadth, progress and results of our research, product development and clinical programs; the costs and timing of obtaining regulatory approvals for any of our products; in-licensing and out-licensing of pharmaceutical products; and costs incurred in enforcing and defending our patent claims and other intellectual property rights.

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

As part of our business strategy, we have strategic research and development alliances with companies to gain access to specific technologies. These alliances with other pharmaceutical and biotechnology companies may provide us with access to unique technologies, access to capital, near-term revenues, milestone and/or royalty payments, and potential profit sharing arrangements. In return, we provide access to unique technologies, expertise in genomics, and information on the molecular basis of disease, drug targets, and drug candidates. We currently have a strategic alliance with Seattle Genetics, in addition to numerous smaller agreements to facilitate these efforts.

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

As of June 30, 2009, we had total outstanding convertible debt of $14.1 million which is due in February 2011. For the year ended December 31, 2008, we had earnings available to cover fixed charges of $25.1 million due primarily to our sale of belinostat to TopoTarget, which was a one time non-recurring event. A variety of uncertainties and contingencies will affect our future performance, many of which are beyond our control. We may not generate sufficient cash flow in the future to enable us to meet our anticipated fixed charges, including our debt service requirements. The following table shows, as of June 30, 2009, the remaining aggregate amount of our interest payments due in each of the years listed (in millions):

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

The market price of our common stock has fluctuated widely and may continue to do so. For example, during the quarter ended June 30, 2009 the sales price of our stock ranged from a high of $1.48 per share to a low of $0.85 per share. Many factors could cause the market price of our common stock to rise and fall. These factors include:

•	the current economic and credit crisis and associated turmoil in world financial markets;

•	changes in the market’s assessment of the proposed merger with Celldex and the likelihood that the merger will be completed in the expected timeframe;

•	variations in our quarterly operating results;

•	announcements of clinical results, technological innovations, or new products by us or our competitors;

•	acquisitions or strategic alliances by us or others in our industry;

•	announcement by the government or other agencies regarding the economic health of the United States and the rest of the world;

•	the hiring or departure of key personnel;

•	changes in market valuations of companies within the biotechnology industry; and

•	changes in estimates of our performance or recommendations by financial analysts.

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

We may from time to time seek to repurchase or refinance all or a portion of our outstanding $14.1 million 4% convertible debentures that mature on February 15, 2011, subject to certain restrictions contained in the Merger Agreement. Any repurchases might occur through cash purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transaction, individually or in the aggregate, may be material and could adversely affect our liquidity and ability to fund ongoing operations.

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

Our Annual Meeting of Stockholders was held on June 19, 2009.

There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 33,480,735 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class II Directors were as follows:

Class I Director Nominees	For	Withheld

Vincent T. DeVita Jr., M.D.	31,768,922 shares	1,711,813 shares

James J. Noble, M.A., F.C.A.	31,695,223 shares	1,785,512 shares

Dr. DeVita and Mr. Noble were each elected to serve for a three-year term of office or until their successors are duly elected and qualified. John H. Forsgren and Robert E. Patricelli, J.D. are currently serving as Class I Directors and Timothy M. Shannon, M.D. and Patrick J. Zenner are currently serving as Class III Directors.

Item 6.	Exhibits

Exhibit 10.1	Amgen Letter Agreement, by and between the Registrant and Amgen Fremont, Inc. dated May 2, 2009

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2009	CuraGen Corporation

	By:	/s/ Timothy M. Shannon, M.D.
Timothy M. Shannon, M.D.
President and Chief Executive Officer
(Principal Executive Officer of the Registrant)

Dated: August 5, 2009	By:	/s/ Sean A. Cassidy
Sean A. Cassidy
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer of the Registrant)

CURAGEN CORPORATION

EXHIBIT INDEX

No.

Exhibit 10.1	Amgen Letter Agreement, by and between the Registrant and Amgen Fremont, Inc. dated May 2, 2009

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002