Form 10-Q
period 2009-09-30
CURAGEN CORP
filed 2009-11-06
CIK 1030653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2009 was 1,000.

(All shares are issued to Celldex Therapeutics, Inc.)

CURAGEN CORPORATION

FORM 10-Q

CURAGEN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share data)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$51,654	$19,103
Short-term investments	6,005	30,332
Marketable securities	12,633	38,229
Cash and investments	70,292	87,664
Other current assets	818	494
Total current assets	71,110	88,158

Property and equipment, net	41	102
Other assets, net	97	286
Total assets	$71,248	$88,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63	$239
Accrued expenses	2,899	1,610
Accrued payroll and related items	531	660
Interest payable	84	253
Other current liabilities	139	1,352
Total current liabilities	3,716	4,114

Convertible subordinated debt	12,503	18,967

Commitments and contingencies

Stockholders’ equity:
Common Stock; $.01 par value, issued and outstanding 57,403,448 shares at September 30, 2009, and 57,118,186 shares at December 31, 2008	574	571
Additional paid-in capital	528,489	527,294
Accumulated other comprehensive income	341	393
Accumulated deficit	(474,375)	(462,793)
Total stockholders’ equity	55,029	65,465
Total liabilities and stockholders’ equity	$71,248	$88,546

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Collaboration revenue	$—	$—	$—	$1,174

Operating expenses:

Research and development	2,238	3,453	5,748	12,459

General and administrative	3,332	1,076	8,149	4,235

Total operating expenses	5,570	4,529	13,897	16,694

Gain on sale of intangible asset	—	—	—	36,397

(Loss) income from operations	(5,570)	(4,529)	(13,897)	20,877

Interest income, net	135	743	813	2,642

Interest expense	(198)	(226)	(532)	(1,474)

Realized (loss) gain on sale of available-for-sale investments, net	(1)	(2)	83	(171)

Gain on extinguishment of debt	233	—	1,194	6,991

(Loss) income before income taxes	(5,401)	(4,014)	(12,339)	28,865

Income tax benefit (provision)	16	32	757	(362)

Net (loss) income	$(5,385)	$(3,982)	$(11,582)	$28,503

Basic (loss) income per share	$(0.09)	$(0.07)	$(0.20)	$0.49
Diluted (loss) income per share	$(0.09)	$(0.07)	$(0.20)	$0.48

Weighted average number of shares used in computing:
Basic (loss) income per share	57,142	56,822	57,062	56,693
Diluted (loss) income per share	57,142	56,822	57,062	61,222

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(11,582)	$28,503
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred revenue	—	(1,174)
Depreciation and amortization	108	400
Stock-based compensation	1,039	1,529
Stock-based 401(k) plan employer match	16	147
Non-cash interest income	(74)	25
Non-cash interest income - Restricted cash	—	(144)
Realized (gain) loss on available for sale investments	(83)	171
Gain on extinguishment of debt	(1,194)	(6,991)
Gain on sale of intangible asset	—	(36,397)
Changes in assets and liabilities:
Accrued interest receivable	279	220
Other current assets	(324)	1,981
Other assets	75	(12)
Accounts payable	(176)	574
Accrued expenses	1,288	(531)
Accrued payroll and related items	(129)	(786)
Interest payable	(170)	(985)
Other current liabilities	(1,210)	(2,851)
Net cash used in operating activities	(12,137)	(16,321)

Cash flows from investing activities:
Acquisitions of property and equipment	—	(3)
Proceeds from sale of fixed assets	3	95
Purchases of short-term investments	—	(42,199)
Proceeds from sales of short-term investments	3,250	9,360
Proceeds from maturities of short-term investments	21,000	11,450
Purchases of marketable securities	(2,030)	(4,021)
Proceeds from sales of marketable securities	15,021	17,518
Proceeds from maturities of marketable securities	12,505	18,800
Net proceeds from sale of intangible asset	—	24,583
Net cash provided by investing activities	49,749	35,583

Cash flows from financing activities:
Proceeds from exercise of stock options	144	—
Payment for extinguishment of debt	(5,205)	(43,247)
Net cash used in financing activities	(5,061)	(43,247)

Cash flows from discontinued operations:
Net investing cash flows provided by discontinued operations	—	14,676
Net cash provided by discontinued operations	—	14,676

Net increase (decrease) in cash and cash equivalents	32,551	(9,309)
Cash and cash equivalents, beginning of period	19,103	16,730
Cash and cash equivalents, end of period	$51,654	$7,421

Supplemental cash flow information:
Interest paid	$651	$2,275
Income tax benefit payments received	$312	$247

Supplemental schedule of noncash investing transactions:
Fair value of marketable security acquired	$—	$11,814

See accompanying notes to condensed financial statements

CURAGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation and Business Overview

The accompanying unaudited condensed financial statements of CuraGen Corporation (the “Company” or “CuraGen”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows.  Interim results are not necessarily indicative of the results that may be expected for the entire year.

CuraGen has evaluated all subsequent events through November 6, 2009, the date of filing of this Form 10-Q.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As more fully discussed in Note 8, on October 1, 2009, the Company merged into a wholly-owned subsidiary of Celldex Therapeutics, Inc. (“Celldex”), a public company, (the “Celldex Merger”) in accordance with a definitive merger agreement dated May 28, 2009 (the “Celldex Merger Agreement”) and as approved at a special meeting of the Company’s shareholders on September 30, 2009.

2.              Stock-Based Compensation

During the three and nine months ended September 30, 2009 and 2008, the Company recognized compensation expense in total operating expenses on the condensed statements of operations with respect to employee stock options and restricted stock grants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Compensation expense with respect to employee stock options	$351	$201	$812	$755
Compensation expense with respect to restricted stock grants	$22	$226	$226	$781

There were no stock option or restricted stock grants during the three months ended September 30, 2009 and 2008.

The approximate weighted-average grant date fair values using the Black-Scholes option valuation model of all stock options granted during the nine months ended September 30, 2009 and 2008 were as follows:

Nine Months Ended September 30,
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

A summary of the stock option activity under the 2007 Stock Plan, as of September 30, 2009, and changes during the three months ended September 30, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding July 1, 2009	3,633,632	$0.86	8.94	$2,254
Exercised	(198,217)	0.69	—	132
Canceled or lapsed	(35,157)	0.68	—	28
Outstanding September 30, 2009	3,400,258	0.87	8.71	2,176

Exercisable September 30, 2009	953,421	1.12	8.20	452

The total intrinsic value of stock options exercised under the 2007 Stock Plan during the three months ended September 30, 2009 was $0.1 million.  There were no options exercised under the 2007 Stock Plan during the three months ended September 30, 2008.

As of September 30, 2009 there was $1.0 million of total unrecognized compensation expense related to unvested stock option grants under the 2007 Stock Plan.  As a result of the Celldex Merger, on October 1, 2009, 2,414,007 stock options under the 2007 Stock Plan vested in accordance with the terms of the stock option agreements and employment agreements.  All outstanding stock options under the 2007 Stock Plan were assumed by Celldex effective October 1, 2009, as discussed in Note 8 below.

A summary of the stock option activity under the 1997 Employee, Director and Consultant Stock Plan (“1997 Stock Plan”) as of September 30, 2009, and changes during the three months ended September 30, 2009, are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding July 1, 2009	1,455,429	$5.77	5.10	—
Canceled or lapsed	(10,152)	3.59	—	—
Outstanding September 30, 2009	1,445,277	5.78	0.003	—

Exercisable September 30, 2009	1,445,277	5.78	0.003	—

There were no options exercised under the 1997 Stock Plan during the three months ended September 30, 2009 and 2008.

In September 2009, in accordance with the terms of the Celldex Merger Agreement and as provided for under the 1997 Stock Plan, all unvested options under the 1997 Stock Plan immediately vested and became fully exercisable for a specified period of time prior to the consummation of the Celldex Merger, and were terminated at closing if they were not exercised during that period.  Accordingly, during the third quarter of 2009, the Company recorded a $0.2 million acceleration charge related to total unrecognized compensation expense related to previously unvested stock option grants under the 1997 Stock Plan as of September 30, 2009.

There was no restricted stock activity under the 2007 Stock Plan during the three months ended September 30, 2009.  As of September 30, 2009, there were 37,500 restricted shares outstanding under the 2007 Stock Plan.  There were no restricted shares vested under the 2007 Stock Plan during the three months ended September 30, 2009 and 2008.

A summary of all restricted stock activity under the 1997 Stock Plan as of September 30, 2009, and changes during the three months ended September 30, 2009, are as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding July 1, 2009	75,000	2.95
Restrictions lapsed	(75,000)	2.95
Outstanding September 30, 2009	—	—

3.              (Loss) Income Per Share

On January 1, 2009, the Company adopted a new U.S. GAAP accounting standard which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock, which has the right to share in dividends, if declared, equally with common shareholders as participating securities. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. The Company’s prior period basic and diluted shares outstanding, as well as per share amounts presented below, have been adjusted retroactively.

For the three and nine months ended September 30, 2008, potentially dilutive securities representing 1,442,552 shares of common stock related to unvested stock options were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.  Due to the net loss for the period ended September 30, 2009, anti-dilutive potential common shares, consisting of convertible subordinated debt and outstanding stock options, were 6,136,380 as of September 30, 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands, except per share data)
Basic:
Numerator:
Net (loss) income	$(5,385)	$(3,982)	$(11,582)	$28,503
Net income associated with participating securities	—	—	—	451
Basic net (loss) income	$(5,385)	$(3,982)	$(11,582)	$28,052

Denominator:
Weighted average common shares	57,141,644	56,821,826	57,061,727	56,693,176
Net (loss) income per share - basic	$(0.09)	$(0.07)	$(0.20)	$0.49

Diluted:
Numerator:
Net (loss) income	$(5,385)	$(3,982)	$(11,582)	$28,503
Interest expense	—	—	—	1,434
Net income associated with participating securities	—	—	—	444
Net (loss) income	$(5,385)	$(3,982)	$(11,582)	$29,493

Denominator:
Weighted average common shares	57,141,644	56,821,826	57,061,727	56,693,176
Weighted average effect of dilutive securities:
Convertible subordinated notes	—	—	—	4,528,511
Diluted weighted average common shares	57,141,644	56,821,826	57,061,727	61,221,687

Net (loss) income per share - diluted	$(0.09)	$(0.07)	$(0.20)	$0.48

4.              Investments

The following tables show the amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities as of December 31, 2008 and September 30, 2009 based on published closing prices by major security type (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Agency bonds	$26,951	$239	$—	$27,190
Agency mortgage backed securities	8,252	163	—	8,415
Corporate and municipal bonds	11,921	81	166	11,836
US Treasury notes	9,076	71	—	9,147
Commercial paper and certificates of deposit	4,007	5	—	4,012
Asset backed securities	7,961	—	—	7,961
Total	$68,168	$559	$166	$68,561

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency bonds	$10,048	$45	$—	$10,093
Agency mortgage backed securities	6,221	285	—	6,506
Corporate bond	2,028	11	—	2,039
Total	$18,297	$341	$—	$18,638

The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity and consists of unrealized gains and losses on short-term investments and marketable securities.  Total comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(5,385)	$(3,982)	$(11,582)	$28,503
Other comprehensive loss:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during period	36	(369)	(135)	(26)
Reclassification adjustment for (losses) gains included in net (loss) income	(1)	(2)	83	(172)
Net unrealized (loss) gain on securities	35	(371)	(52)	(198)
Total comprehensive (loss) income	$(5,350)	$(4,353)	$(11,634)	$28,305

The Company reviews its investment portfolio on a regular basis to determine if there is an impairment that is other than temporary. As of September 30, 2009 there were no securities with unrealized losses.

All of the securities in the Company’s investment portfolio are priced by the Company’s investment manager.  On a quarterly basis, the Company obtains a second price for each security to compare to the price obtained from the Company’s investment manager.  As of September 30, 2009, there were no material variances in the prices obtained from these two sources and as such the Company has used the pricing provided by the Company’s investment manager.

On January 1, 2008, the Company adopted a new U.S. GAAP accounting standard that defines fair value, provides a consistent framework for measuring fair value and expands fair value financial statement disclosure requirements. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The fair value hierarchy is as follows:

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

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis as of September 30, 2009.

Fair Value Measurements on a Recurring Basis as of September 30, 2009

Assets	Level I	Level II	Level III	Total

Cash equivalents	$46,099	$—	$—	$46,099
Short-term investments	—	6,005	—	6,005
Marketable securities	—	12,633	—	12,633
Total Investments	$46,099	$18,638	$—	$64,737

Level I securities in the Company’s portfolio consist primarily of Money Market accounts. Level II securities in the Company’s portfolio primarily consist of Federal government agency sponsored securities.

5.              Extinguishment of Debt

During February 2009, the Company repurchased $4.8 million of its 4% convertible subordinated debentures due February 2011, for total consideration of $3.8 million, plus accrued interest of $0.1 million at the date of repurchase. As a result of the transaction, in the first quarter of 2009 the Company recorded a gain of $1.0 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

In July 2009, the Company repurchased $1.6 million of its 4% convertible subordinated debentures due February 2011, for total consideration of $1.4 million, plus accrued interest of $0.02 million at the date of repurchase. As a result of the transactions, in the third quarter of 2009 the Company recorded a gain of $0.2 million which is net of the write-off of the ratable portion of unamortized deferred financing costs relating to the repurchased debt.

As of September 30, 2009, the market value of the Company’s $12.5 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $11.5 million.

6.              Recently Enacted Pronouncements

On January 1, 2009, the Company adopted the following new U.S. GAAP accounting standards all of which did not have a material impact on the Company’s financial condition or results of operations:

•                  Measure non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements; and

•                  Disclose the fair values of financial instruments in interim and annual financial statements. Prior to the issuance of the new accounting standard, disclosures about fair values of financial instruments were only required to be disclosed annually.

On April 1, 2009, the Company adopted the following new U.S. GAAP accounting standards all of which did not have a material impact on the Company’s financial condition or results of operations:

•                  Estimate fair value when the volume and level of activity for the asset or liability have significantly decreased and identify circumstances that indicate a transaction is not orderly; and

•                  Improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

On July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) which is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. As the Codification was not intended to change or alter existing U.S. GAAP, the Codification did not have any impact on the Company’s financial statements or results of operations.

In August 2009, the FASB issued a new U.S. GAAP accounting standard that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of an income approach or market approach. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company is required to adopt this standard on October 1, 2009 and does not expect the adoption will have a material impact on its financial position or results of operations; however, this standard may impact the Company in future periods.

In October 2009, the FASB issued a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the existing guidance if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The new standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

7.              Seattle Genetics, Inc. Collaboration Agreement

In June 2004, CuraGen and Seattle Genetics, Inc. (“Seattle Genetics”) entered into a collaboration agreement to license Seattle Genetics’ proprietary antibody-drug conjugate (“ADC”) technology for use with the Company’s proprietary antibodies for the potential treatment of cancer. The Company paid an upfront fee of $2.0 million for access to the ADC technology for use in one of its proprietary antibody programs. In February 2005, the Company also exercised its option to access Seattle Genetics’ ADC technology for use with a second antibody program in exchange for a $1.0 million payment. In June 2006, the Company paid a milestone payment for the enrollment of the first patient in the first Phase I clinical trial of CR011-vcMMAE for the treatment of metastatic melanoma. In April 2008, the Company paid a milestone payment for the initiation of a Phase II clinical trial of CR011-vcMMAE. Milestone payments under this collaboration agreement are payable upon the initiation of each phase of clinical trials and upon marketing approval.  Under the terms of the agreement, total milestone payments from the initiation of clinical trials through marketing approval will be $14.0 million for each antibody-drug conjugate.  All milestones were fully expensed at the time of the achievement of the milestone, pursuant to CuraGen’s accounting policy for such fees.

8.              Celldex Merger

In connection with the Celldex Merger, effective October 1, 2009, Celldex (i) issued 15,722,713 shares of Celldex common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “Celldex Exchange Ratio”), (ii) assumed all of the CuraGen stock options outstanding under the CuraGen 2007 Stock Plan, and (iii) assumed CuraGen’s $12.5 million remaining obligation for its 4% convertible subordinated debt due in February 2011 (the “CuraGen Debt”).  The CuraGen 2007 Options convert into shares of the Celldex’s common stock after applying the Celldex Exchange Ratio.

In connection with the consummation of the Celldex Merger, effective October 1, 2009, Celldex, CuraGen, and The Bank of New York Mellon (formerly the Bank of New York) (the “Trustee”) amended the CuraGen Debt to provide that the CuraGen Debt shall be convertible into shares of Celldex common stock at the rate of 28.27823 shares of Celldex common stock per $1,000 principal amount of notes, or $35.36 per share.

Memorandum of Understanding

Following the announcement of the proposed acquisition by Celldex of CuraGen, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven, on June 9, 2009. A second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware on June 15, 2009. Both lawsuits purport to have been brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its former directors, Celldex, and Cottrell Merger Sub as defendants. The complaints alleged, among other things, that the merger consideration paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints alleged that CuraGen’s former directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The Plaintiffs in the two actions also sought to add claims that CuraGen’s former directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement concerning the merger. The complaints also alleged that CuraGen and Celldex aided and abetted the alleged breaches of fiduciary duties by CuraGen’s directors.

On July 21, 2009, the attorneys for the parties in the two actions executed a memorandum of understanding (the “MOU”) pursuant to which such actions will be dismissed with prejudice, subject to final court approval of the settlement in the MOU. CuraGen agreed to make certain revisions to the joint proxy statement/prospectus (which was prepared in connection with the approval by CuraGen’s stockholders of the merger and by Celldex’s stockholders of the stock issued to the former stockholders of CuraGen in the merger) as part of the agreement among the parties to settle the actions and agreed to pay attorneys’ fees and expenses as awarded by the court, expected to be $0.3 million. The settlement of the actions, subject to court approval, will result in a dismissal of all merger-related claims against CuraGen’s former board of directors, CuraGen and Celldex. The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing.  The settlement outlined in the MOU remains subject to, among other things, (i) drafting and execution of a formal stipulation of settlement and such other documentation as may be required to obtain final court approval of the settlement, (ii) final court approval of the settlement and entry of a final order and judgment by the court providing for such release language as is contained in the settlement documents, and (iii) the entry of orders dismissing the actions with prejudice on the merits.  On August 27, 2009, a stipulation of settlement was submitted to the court for the action captioned Cheryl Smith v. CuraGen Corporation, et al, pending in the Court of Chancery of the State of Delaware, and thereafter a fairness hearing was set for November 9, 2009 where the parties will seek approval of their settlement of the Delaware Action.

At September 30, 2009, the Company had accrued $0.3 million related to the MOU.

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

Significant Recent Developments

In connection with the Celldex Merger, effective October 1, 2009, Celldex (i) issued 15,722,713 shares of Celldex common stock, or 0.2739 shares, in exchange for each share of outstanding CuraGen common stock, plus cash in lieu of fractional shares (the “Celldex Exchange Ratio”), (ii) assumed all of the CuraGen stock options outstanding under the CuraGen 2007 Stock Plan, and (iii) assumed CuraGen’s $12.5 million remaining obligation for its 4% convertible subordinated debt due in February 2011 (the “CuraGen Debt”).  The CuraGen 2007 Options and CuraGen Debt convert into shares of the Celldex’s common stock after applying the Celldex Exchange Ratio.

In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.4 million, reflecting an aggregate discount from the face value of such notes of approximately 15% and resulting in a $0.2 million gain.

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

Indication	Phase	Regimen	Initiation of Patient Enrollment	Status
Metastatic melanoma	I/II	0.03 to 2.63 mg/kg every three weeks in Phase I; 1.88 mg/kg every three weeks in Phase II	June 2006	Enrollment completed.

		Weekly and two out of every three week regimens	Sept 2007	Enrollment completed.

Breast cancer	I/II	Every three weeks regimen	June 2008	Enrollment completed. Updated results anticipated in the second half of 2009.

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

On June 1, 2009, we announced the results from this ongoing study at the 2009 American Society of Clinical Oncology, or ASCO, Annual Meeting. Thirty six patients were treated in the Phase II portion of the study.  Of the patients enrolled, 94% had Stage IV disease of which two-thirds were classified as M1c, the poorest risk group.

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

Enrollment has been completed in the Phase I portion of the melanoma trial to evaluate more frequent dosing schedules of CR011-vcMMAE, including a weekly and a two out of every three-week regimen, to explore if more frequent administration can provide additional activity in patients with metastatic melanoma.  Preliminary data from 28 patients were presented at ASCO.  At that time, a dose of 1.0 mg/kg given once every week had been identified as the MTD in a weekly schedule, and a dose of 1.5mg/kg was being explored in the two out of three week schedule. Although median duration of follow-up was only 6 weeks, objective responses had thus far been observed in 3 of 11 evaluable patients treated with weekly CR011-vcMMAE (1 confirmed) and 1 confirmed response in 8 evaluable patients treated with CR011-vcMMAE two out of every three weeks.  We anticipate presenting updated results from the more frequent dosing regimens during the first half of 2010.

Phase II Trial Results for the Treatment of Breast Cancer

On June 25, 2008, we announced the initiation of patient dosing in an open-label, multi-center Phase II study of CR011-vcMMAE administered intravenously once every three weeks to patients with locally advanced or metastatic breast cancer who have received prior therapy. The study began with a bridging phase to confirm the MTD and has expanded into a Phase II open-label, multi-center study. Preliminary data were presented at ASCO 2009 on 18 evaluable patients treated at doses of 1.0 — 1.88mg/kg from the Phase I portion and the initial portion of the Phase II study. Selection for enrollment was not based on expression of GPNMB in patients’ tumors. The median number of prior chemotherapy regimens for metastatic disease was 4 (range 2-11). Triple negative disease (ER/PR/Her-2 negative) was present in 44% of patients. Partial responses were seen in 3 patients (1 confirmed), including a patient with triple negative disease. Fifty percent (50%) of patients showed tumor shrinkage. Toxicities were similar to those observed in previous studies with CR011-vcMMAE; the most common adverse events were rash, alopecia, and fatigue.

On June 17, 2009, we announced that the Phase II study of CR011-vcMMAE in breast cancer has met the efficacy criteria for advancement to the second stage of enrollment. Fifteen patients had been enrolled in the Phase II portion of the study at a dose of 1.88mg/kg given once every three weeks.  Two of the first four evaluable Phase II patients were progression-free at 12 weeks, therefore, as part of the Simon 2-Stage design, the Phase II trial would advance to the second stage and enroll a total of approximately 25 patients.

Enrollment has now been completed in the trial and we anticipate presenting updated results from this study during the second half of 2009.

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

Results of Operations

The following table sets forth a comparison of the components of our net loss for the three months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Research and development expenses	$(2.2)	$(3.4)	(1.2)	(35)%
General and administrative expenses	(3.3)	(1.1)	2.2	200%
Interest income	0.1	0.7	(0.6)	(86)%
Interest expense	(0.2)	(0.2)	—	—
Gain on extinguishment of debt	0.2	—	0.2	100%
Net loss	$(5.4)	$(4.0)

The following table sets forth a comparison of the components of our net (loss)/income for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Collaboration revenue	$—	$1.2	$(1.2)	(100)%
Research and development expenses	(5.8)	(12.5)	(6.7)	(54)%
General and administrative expenses	(8.1)	(4.2)	3.9	93%
Gain on sale of intangible asset	—	36.4	(36.4)	(100)%
Interest income	0.8	2.7	(1.9)	(70)%
Interest expense	(0.5)	(1.5)	(1.0)	(67)%
Realized gain (loss) on sale of available-for-sale investments, net	—	(0.2)	(0.2)	(100)%
Gain on extinguishment of debt	1.2	7.0	(5.8)	(83)%
Income tax benefit (provision)	0.8	(0.4)	1.2	300%
Net (loss) income	$(11.6)	$28.5

Collaboration revenue.    The decrease in collaboration revenue for the nine months ended September 30, 2009, as compared to the same period in 2008 was due to the recognition of $1.2 million of the $1.3 million received during 2006 from TopoTarget’s licensing agreement with an unrelated third party.

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

Below is a summary that reconciles our total research and development expenses for the three and nine month periods ended September 30, 2009 and 2008 by the major categories (in millions):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Contractual and manufacturing costs	$0.9	$1.5	$(0.6)	(40)%
Salary and benefits	0.5	1.1	(0.6)	(55)%
Allocated facility costs	0.8	0.8	—	—
Total research and development expenses	$2.2	$3.4

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Contractual and manufacturing costs	$2.5	$5.8	$(3.3)	(57)%
Salary and benefits	1.6	3.3	(1.7)	(52)%
License fee and milestone payments	0.1	1.6	(1.5)	(94)%
Allocated facility costs	1.6	1.8	(0.2)	(11)%
Total research and development expenses	$5.8	$12.5

The decrease in our research and development expenses for the three and nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the transfer agreement entered into in the second quarter 2008 with TopoTarget which effectively sold our rights to belinostat, a Phase I/II HDAC inhibitor and any other HDAC inhibitors, such that we would no longer incur additional clinical trial expenses. We also incurred a decrease in salary and benefits caused by a reduction in workforce in the fourth quarter 2008, and a decrease in allocated facility costs due to reducing our office space. We had a decrease in license fees and milestone payments for the nine months ended September 30, 2009 as compared to the same period in 2008, due to milestone expenses incurred relating to our collaboration agreements with Amgen Fremont and Seattle Genetics for advancing CR011-vcMMAE to Phase II in the first quarter of 2008.

As soon as we advance a potential clinical candidate into clinical trials, we begin to track research and development expenses associated with that potential clinical candidate.  The following table shows the cumulative research and development expenses by category for our remaining active clinical program CR011-vcMMAE (in millions):

	Clinical Development Costs CR011-vcMMAE Metastatic melanoma/Breast cancer
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Salary and benefits	$0.6	$1.0
Contractual costs, milestones and manufacturing and allocated facility costs	1.5	1.1
Total direct costs	$2.1	$2.1

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Salary and benefits	$1.7	$2.0
Contractual costs, milestones and manufacturing and allocated facility costs	3.6	3.7
Total direct costs	$5.3	$5.7

Cumulative as of September 30, 2009
Since Commencement of Phase I
Salary and benefits	$5.8
Contractual costs, milestones and manufacturing and allocated facility costs	10.1
Total direct costs	$15.9

During the three and nine month periods ended September 30, 2008 we had two active programs: CR011-vcMMAE and belinostat, and one inactive program, velafermin.  On April 21, 2008, the Company sold the ownership and development rights of belinostat to TopoTarget and on October 11, 2007 the Company discontinued the development of velafermin, although the Company continued to incur costs for velafermin related to protocol specified safety monitoring during 2008.  Cumulative expenses since the commencement of Phase I for belinostat were $48.2 million and for velafermin were $51.6 million as of December 31, 2008 and we do not expect to incur any additional costs with these programs in 2009. Currently, our potential pharmaceutical products require significant research and development efforts and preclinical testing, and will require extensive evaluation in clinical trials prior to submitting an application to regulatory agencies for their commercial use. Although we are conducting human studies with respect to CR011-vcMMAE, we may not be successful in developing or commercializing this or other products. Our product candidates are subject to the risks of failure inherent in the development and commercialization of pharmaceutical products and we cannot currently provide reliable estimates as to when, if ever, our product candidates will generate revenue and cash flows.

General and administrative expenses.    The increase in general and administrative expenses for the three and nine months ended September 30, 2009, as compared to same period in 2008, was due to legal, audit and advisor fees incurred in conjunction with the Celldex Merger.

Gain on sale of intangible asset.    The gain on sale of intangible asset of $36.4 million for the nine month period ended September 30, 2008 was a result of the sale of belinostat to TopoTarget in April 2008, which provided us with net cash proceeds of $24.6 million, and 5 million shares of TopoTarget stock valued at $11.8 million on the closing date, April 21, 2008. These shares were liquidated in June 2008 for cash proceeds of $11.8 million.

Interest income, net.    Interest income for the three and nine months ended September 30, 2009, decreased as compared to the three months and nine months ended September 30, 2008 due to lower interest rates and a reduction in our cash and investment portfolio balance. Our lower cash and investment balance was due to the 2009 repurchases of $5.2 million of our 4% convertible subordinated debentures to retire $6.4 million of debt in addition to debt repurchases completed in the second quarter of 2008 and cash used for operations during 2009. We earned an average yield of 0.8% during the third quarter of 2009 as compared to 3.4% in the third quarter of 2008, and earned an average yield of 1.5% during the first nine months of 2009 as compared to 3.6% during the same period in 2008.

Interest expense.    Interest expense for the three and nine months ended September 30, 2009 decreased as compared to the three and nine months ended September 30, 2008 primarily due to the repurchases of our 4% convertible subordinated debentures due February 2011. The repurchases consisted of $50.9 million in May 2008 and $6.4 million in 2009.

Realized (loss) gain on sale of available-for-sale investments, net.    During the nine months ended September 30, 2009 we realized a gain on the sale of available-for sale investments of $0.1 million.  The gain was due to the sale in the first quarter of 2009 of our asset-backed securities and our corporate and municipal bonds.

Gain on extinguishment of debt.    The gain on extinguishment of debt for the three and nine months ended September 30, 2009 was due to the repurchase of CuraGen Debt.  In February 2009 and July 2009, we repurchased a total of $4.8 million and $1.6 million of CuraGen debt, for an aggregate purchase price of $3.8 million and $1.4 million, reflecting an aggregate discount from the face value of such notes of approximately 21% and 15% and resulting in a gain of $1.0 million and $0.2 million, respectively.

Income tax benefit (provision).   We recorded an income tax benefit of $0.7 million during the nine months ended September 30, 2009 as a result of the expiration of the State of Connecticut statute of limitations, as it relates to the Year 2004 income tax benefit. Connecticut legislation allows companies to obtain cash refunds from the State of

Connecticut at a rate of 65% of their annual research and development expense credit, in exchange for forgoing carryforward of the research and development credit.

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

In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.4 million, reflecting an aggregate discount from the face value of such notes of approximately 15% and resulting in a $0.2 million gain.

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million reflecting an aggregate discount from the face value of such 2011 notes of approximately 21%, resulting in a gain of approximately $1.0 million.

Cash and investments.    The following table depicts changes in the cash and investments for the nine month periods ended September 30, 2009 and 2008, using the direct method (in millions):

	Nine months ended September 30,
	2009	2008
Cash paid to suppliers, employees and advisors	$(12.1)	$(14.0)
Restructuring charges paid	(0.5)	(2.8)
Interest income received	0.7	2.7
Interest expense paid	(0.7)	(2.3)
Income tax provision (paid)/received	0.3	(0.3)
Proceeds from sale of fixed assets	—	0.1
Gain on sale of intangible asset	—	36.4
Cash received from employee stock option exercises	0.1	—
Cash paid for extinguishment of debt	(5.2)	(43.2)
Net unrealized (loss) gain on short-term investments and marketable securities	(0.1)	—
Net realized gain on short-term investments and marketable securities	0.1	(0.2)
Net decrease in cash and investments	(17.4)	(23.6)
Cash and investments, beginning of period	87.7	115.0
Cash and investments, end of period	$70.3	$91.4

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

Contractual Obligations

Except as set forth below, the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on March 10, 2009 have not materially changed since we filed that report.

In February 2009, we repurchased a total of $4.8 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $3.8 million, reflecting an aggregate discount from the face value of such notes of approximately 21% and resulting in a $1.0 million gain.

In July 2009, we repurchased a total of $1.6 million of our 4% convertible subordinated debentures due February 2011, for an aggregate purchase price of $1.4 million, reflecting an aggregate discount from the face value of such notes of approximately 15% and resulting in a $0.2 million gain.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our outstanding long-term liabilities as of September 30, 2009 consisted of $12.5 million of our 4% convertible subordinated notes due February 15, 2011.  As the notes bear interest at a fixed rate, our results of operations are not affected by interest rate changes.  As of September 30, 2009, the market value of our $12.5 million 4% convertible subordinated notes due 2011, based on quoted market prices, was approximately $11.5 million.

We review our investment portfolio on a regular basis to determine if there is an impairment that is other than temporary.  All of our investments are in an unrealized gain position as of September 30, 2009, and no adjustment of carrying values is warranted at this time.  We continue to monitor our investment portfolio on a regular basis for any other potential impairment.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,  the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)                                  Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Following the announcement of the proposed acquisition by Celldex of CuraGen, a putative class action complaint, Margaret Capps v. Timothy Shannon, et al., was filed in the Connecticut Superior Court, Judicial District of New Haven, on June 9, 2009. A second putative class action complaint, Cheryl Smith v. CuraGen Corporation, et al., was filed in the Court of Chancery of the State of Delaware on June 15, 2009. Both lawsuits purport to have been brought on behalf of all public stockholders of CuraGen, and name CuraGen, all of its former directors, Celldex, and Cottrell Merger Sub as defendants. The complaints alleged, among other things, that the merger consideration paid to CuraGen stockholders in the merger is unfair and undervalues CuraGen. In addition, the complaints alleged that CuraGen’s former directors violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The Plaintiffs in the two actions also sought to add claims that CuraGen’s former directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement concerning the merger. The complaints also alleged that CuraGen and Celldex aided and abetted the alleged breaches of fiduciary duties by CuraGen’s directors.

On July 21, 2009, the attorneys for the parties in the two actions executed a memorandum of understanding (the “MOU”) pursuant to which such actions will be dismissed with prejudice, subject to final court approval of the settlement in the MOU. CuraGen agreed to make certain revisions to the joint proxy statement/prospectus (which was prepared in connection with the approval by CuraGen’s stockholders of the merger and by Celldex’s stockholders of the stock issued to the former stockholders of CuraGen in the merger) as part of the agreement among the parties to settle the actions and agreed to pay attorneys’ fees and expenses as awarded by the court, expected to be $0.3 million. The settlement of the actions, subject to court approval, will result in a dismissal of all merger-related claims against CuraGen’s former board of directors, CuraGen and Celldex. The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing.  The settlement outlined in the MOU remains subject to, among other things, (i) drafting and execution of a formal stipulation of settlement and such other documentation as may be required to obtain final court approval of the settlement, (ii) final court approval of the settlement and entry of a final order and judgment by the court providing for such release language as is contained in the settlement documents, and (iii) the entry of orders dismissing the actions with prejudice on the merits.  On August 27, 2009, a stipulation of settlement was submitted to the court for the action captioned Cheryl Smith v. CuraGen Corporation, et al, pending in the Court of Chancery of the State of Delaware, and thereafter a fairness hearing was set for November 9, 2009 where the parties will seek approval of their settlement of the Delaware Action.

CuraGen Corporation’s former landlord filed a complaint in the Connecticut Superior Court, Judicial District of New Haven, on September 9, 2009, in case captioned T.K.J. Associates LLC v. CuraGen Corporation.  The plaintiff alleges that CuraGen failed to pay rent and additional charges, and, upon vacating previously leased space, failed to restore the vacated space to the condition of initial occupancy, failed to pay utility charges, failed to remove personal property, and failed to comply with applicable environmental laws and regulations.  CuraGen believes that the claims made by the landlord are without merit and intends to defend the lawsuit vigorously.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2009 or in our joint proxy statement/prospectus filed on August 28, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Special Meeting of Stockholders was held on September 30, 2009.  There were present at the Special Meeting, in person or by proxy, stockholders holding an aggregate of 36,687,236 shares of common stock.  The results of the votes taken at the Special Meeting with respect to the two proposals were as follows:

Proposal	For	Against	Withheld

To adopt the Agreement and Plan of Merger dated as of May 28, 2009, by and among CuraGen Corporation, Celldex Therapeutics, Inc. and Cottrell Merger Sub, Inc., as such agreement may be amended from time to time (the “merger agreement”).

	35,400,185 shares	1,248,365 shares	38,686 shares

To approve the adjournment of the Meeting, if necessary, to solicit additional proxies in the event that there are insufficient votes to constitute a quorum or approve Proposal No. 1 at the time of the Meeting.

	35,184,814 shares	1,454,899 shares	47,523 shares

Item 6.  Exhibits

Exhibit 31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009	CuraGen Corporation

	By:	/s/ Anthony S. Marucci
Anthony S. Marucci
President and Chief Executive Officer
(principal executive officer of the registrant)

Dated: November 6, 2009	By:	/s/ Avery W. Catlin
Avery W. Catlin
Senior Vice-President and Chief Financial Officer
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